Form 10-Q
period 2006-03-31
CHICOPEE BANCORP, INC.
filed 2006-06-23
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51996

Chicopee Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4840562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Center Street, Chicopee, Massachusetts	01013
(Address of principal executive offices)	(Zip Code)

(413) 594-6692

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 23, 2006, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

Chicopee Bancorp, Inc. filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which the SEC declared effective on May 12, 2006. The Registration Statement included financial statements for the year ended December 31, 2005. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the year reported in the Registration Statement.

CHICOPEE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chicopee Bancorp, Inc., a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. At March 31, 2006, the Company had no assets and conducted no operations, and, therefore, the information presented in this report is for the Bank.

CHICOPEE SAVINGS BANK

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$7,639	$10,003
Short-term investments	1,745	4,181
Federal funds sold	5,307	3,402

Total cash and cash equivalents	14,691	17,586

Securities available-for-sale, at fair value	4,723	4,934
Securities held-to-maturity, at cost (fair value $28,748,564 and $29,109,145 at March 31, 2006 and December 31, 2005, respectively	29,221	29,472
Federal Home Loan Bank stock, at cost	2,589	2,447
Loans receivable, net of allowance for loan losses of $2,752,180 at March 31, 2006; and $2,604,630 at December 31, 2005	317,530	315,649
Cash surrender value of life insurance	10,905	10,801
Premises and equipment, net	7,164	7,079
Accrued interest and dividend receivable	1,327	1,341

Deferred income tax asset	608	662
Other assets	1,323	1,378

Total assets	$390,081	$391,349

LIABILITIES AND SURPLUS
Deposits
Non-interest-bearing	$29,333	$27,912
Interest-bearing	268,596	267,111

Total deposits	297,929	295,023

Securities sold under agreement to repurchase	12,061	20,163
Advances from Federal Home Loan Bank	33,215	29,417
Mortgagors’ escrow accounts	1,442	971
Accrued expenses and other liabilities	1,554	2,334

Total liabilities	346,201	347,908

Commitments and contingencies	—	—

Surplus
Undivided profits	43,690	43,351
Accumulated other comprehensive income	—	—
Net unrealized appreciation on securities available-for-sale, net of deferred income taxes	190	90

Total Surplus	43,880	43,441

Total liabilities and surplus	$390,081	$391,349

See notes to the Unaudited Financial Statements.

CHICOPEE SAVINGS BANK

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Interest Income
Loans	$4,696	$4,044
Investment Securities	360	291
Other interest-earning assets	92	40

Total interest and dividend income	5,148	4,375

Interest Expense
Deposits	1,662	1,275
Securities sold under agreements to repurchase	62	38
Other borrowed funds	357	119

Total interest expense	2,081	1,432

Net interest income	3,067	2,943

Provision for loan losses	150	30

Net interest income after provision for loan losses	2,917	2,913

Noninterest income
Service charges, fees and commissions	389	336
Loan sales and servicing	73	10
Net gain on sales of securities available-for-sale	8	51

Total noninterest income	470	397

Noninterest expenses
Salaries and employee benefits	1,600	1,489
Occupancy expenses	280	259
Furniture and equipment	218	224
Data processing	180	136
Stationery, supplies and postage	76	90
Other noninterest expense	542	534

Total noninterest expenses	2,896	2,732

Income before income taxes	491	578

Income tax expense	152	184

Net income	$339	$394

See Notes to the Unaudited Financial Statements.

CHICOPEE SAVINGS BANK

Consolidated Statement of Changes in Surplus

(Unaudited)

	Undivided Profits	Net Unrealized Appreciation on Securities Available-for-Sale	Total
	(Dollars in Thousands)
Balance at December 31, 2005	$43,351	$90	$43,441

Net Income	339	—	339
Change in net unrealized appreciation on securities available-for-sale, net of deferred income taxes of $53,812	—	100	100

Total comprehensive income	339	100	439

Balance at March 31, 2006	$43,690	$190	$43,880

See Notes to the Unaudited Financial Statements.

CHICOPEE SAVINGS BANK

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$339	$394
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	179	180
Net (accretion) amortization of investment securities	15	(23)
Provision for loan losses	150	30
Increase in cash surrender value of life insurance	(104)	(96)
Realized losses on investment securities, net	(8)	(51)
Net (gains) losses on sales of loans and other real estate owned	(6)	1
Deferred income taxes	325	(334)
Decrease (increase) in other assets	(269)	120
Decrease (increase) in accrued interest receivable	14	(121)
Decrease in other liabilities	(780)	(806)

Net cash used by operating activities	(145)	(706)

Cash flows from investing activities:
Additions to premises and equipment	(265)	(858)
Loan originations and principal collections, net	(2,025)	(7,491)
Proceeds from sale of other real estate owned	—	—
Purchase of securities available-for-sale	(779)	(912)
Proceeds from sales of securities available-for-sale	1,010	745
Purchase of securities held-to-maturity	(19,041)	(8,920)
Maturities of securities held-to-maturity	19,277	3,647

Net cash used by investing activities	(1,823)	(13,789)

Cash flows from financing activities:
Net increase in deposits	2,906	1,777
Net increase (decrease) in securities sold under agreements to repurchase	(8,102)	5,008
Payments on long-term FHLB advances	(686)	(4,904)
Net increase in other short-term borrowings	4,484	2,000
Net increase in escrow funds held	471	315

Net cash provided (used) by financing activities	(927)	4,196

Net decrease in cash and cash equivalents	(2,895)	(10,299)
Cash and cash equivalents,
Beginning of period	17,586	22,419

Cash and cash equivalents,
End of period	$14,691	$12,120

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$2,081	$1,432

Income taxes paid	$41	$3

See notes to the Unaudited Financial Statements

CHICOPEE SAVINGS BANK

Notes to the Unaudited Financial Statements

March 31, 2006

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Chicopee Savings Bank (the “Bank” or “Chicopee Savings Bank”) included in Chicopee Bancorp, Inc.’s (the “Company” or “Chicopee Bancorp”) prospectus, dated May 15, 2006.

In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the fair values of financial instruments.

(2) Plan of Conversion

A plan of conversion (the “Plan of Conversion”), has been unanimously adopted by the Bank’s Board of Trustees and approved by the Bank’s Corporators. Pursuant to the Plan of Conversion, the Bank will convert to a stock savings bank and will become a wholly owned subsidiary of the Company, a recently formed Massachusetts corporation. In connection with the Bank’s conversion, the Company will offer and sell shares of its common stock to eligible depositors of the Bank and, possibly, the public. In addition, the Company will establish and fund a charitable foundation with shares of Company common stock equal to 8% of the shares of common stock sold in the offering.

After the conversion, holders of withdrawable deposits in the Bank will not be entitled to share in any residual assets upon liquidation of the Bank. However, under applicable regulations, the Bank will, at the time of the conversion, establish a liquidation account in an amount equal to its total equity as of the date of the latest statement of financial condition contained in the final prospectus relating to the conversion.

The Company’s common stock sold to the public will be priced based upon the Company’s estimated pro forma market value of the Bank as determined by an independent appraisal. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At March 31, 2006, approximately $405,761 of conversion costs had been incurred and deferred.

(3) Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company had not issued any shares of common stock as of March 31, 2006, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

(4) Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement requires all separately recognized servicing assets to be initially measured at fair value and it permits an entity to choose either the amortized cost method or fair value measurement method for subsequent measurement for each class of separately recognized servicing assets. This Statement is effective as of the beginning of an entity’s first fiscal year after September 15, 2006 (January 1, 2007 for Chicopee Savings Bank). The Bank does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Chicopee Bancorp and Chicopee Savings Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Chicopee Bancorp and Chicopee Savings Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Chicopee Bancorp and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Chicopee Bancorp and Chicopee Savings Bank’s market area, changes in real estate market values in Chicopee Bancorp and Chicopee Savings Bank’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Chicopee Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Chicopee Bancorp, a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. At March 31, 2006, the Company had no assets and conducted no operations, and, therefore, the information presented in this report is for the Bank.

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At March 31, 2006, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

The Federal Deposit Insurance Corporation and the Depositor’s Insurance Fund of Massachusetts insures the Bank’s savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Statement of Financial Condition Analysis

Overview. Total assets decreased by $1.3 million during the period from December 31, 2005 to March 31, 2006, due to a decrease in cash and cash equivalents of $2.9 million. Loans receivable increased $1.9 million, or 0.6%, during the three month period ending March 31, 2006. One-to four-family, commercial real estate and consumer loans all increased during the period. Securities decreased $462,000, or 1.3%, due to maturities of short-term U.S. Government and federal agency securities.

Deposits increased $2.9 million, or 1.0%, due to competitive interest rates. Most of the growth in deposits was in money market deposit accounts. Advances from the Federal Home Loan Bank increased $3.8 million, or 12.9%, as we utilized the advances to fund growth.

Total equity increased $439,000, or 1.0%, at March 31, 2006 primarily as a result of income of $339,000 during the period.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate multi-family, construction and consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$122,312	38.3%	$121,682	38.3%
Multi-family	11,206	3.5	11,142	3.5
Commercial real estate	111,790	35.0	110,164	34.7

Total real estate mortgage loans	245,308	76.8	242,988	76.5
Construction	18,035	5.7	17,753	5.6
Commercial	36,492	11.4	38,596	12.2
Consumer:
Home equity lines of credit	8,248	2.6	7,918	2.5
Second mortgages	7,856	2.5	7,188	2.2
Other	3,197	1.0	3,000	1.0

Total consumer loans	19,301	6.1	18,106	5.7

Total loans	319,136	100.0%	317,443	100.0%

Less:
Deferred loan fees	812		811
Undisbursed portion of loans in process	334		—
Allowance for losses	2,752		2,605

Loans, net	$317,530		$315,649

Loans, net, increased $1.9 million, or 0.6%, to $317.5 million at March 31, 2006, compared to $315.6 million at December 31, 2005. The increase was primarily the result of increases in commercial real estate and consumer loans as a result of the Bank’s continued emphasis on these types of loans.

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans:
Real-estate mortgage	$536	$545
Construction	—	—
Commercial	249	183
Consumer	2	8

Total	787	736

Total nonperforming assets	$787	$736

Total nonperforming loans to total loans	0.25%	0.23%
Total nonperforming loans to total assets	0.20%	0.19%
Total nonperforming assets to total assets	0.20%	0.19%

Nonaccrual loans increased $51,000 to $787,000 at March 31, 2006, compared to $736,000 at December 31, 2005. This increase primarily resulted from the downgrade of one credit.

Securities. Our securities portfolio consists primarily of U.S. Government and federal agency securities and collateralized mortgage obligations.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Marketable equity securities	$4,431	$4,723	$4,796	$4,934

Total securities available-for-sale	4,431	4,723	4,796	4,934

Securities held-to-maturity:
U.S. Government and federal agency	19,496	19,360	19,497	19,376
Corporate and industrial revenue bonds	2,311	2,310	2,311	2,311
Collateralized mortgage obligations	7,414	7,079	7,664	7,422

Total securities held-to-maturity	29,221	28,749	29,472	29,109

Total	$33,652	$33,472	$34,268	$34,043

The amortized cost of the securities available-for-sale decreased $365,000, or 7.61%, between December 31, 2005 and March 31, 2006. The amortized cost of the securities held-to-maturity decreased $251,000, or .85%, between December 31, 2005 and March 31, 2006. The downward trend in the fair value of the held-to-maturity securities reflects the market trend overall, and the decrease in available-for-sale securities is due primarily to sales during the period.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, NOW accounts, passbook accounts, money market deposit accounts and certificates of deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Demand deposits	$29,333	9.9%	$27,912	9.5%
NOW accounts	17,704	5.9	18,142	6.2
Passbook accounts	46,248	15.5	46,418	15.7
Money market deposit accounts	42,424	14.2	39,625	13.4
Certificates of deposit	162,220	54.5	162,926	55.2

Total	$297,929	100.0%	$295,023	100.0%

Total deposits increased to $298.0 million during the three months ended March 31, 2006, an increase of $2.9 million, or 1.0%. The increase in deposits was used to fund our increased loan demand.

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. The following sets forth information concerning our borrowings for the period indicated.

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$37,998	$29,417
Securities sold under agreements to repurchase	21,294	23,571
Other borrowings	147	191
Average advances outstanding during the period:
FHLB Advances	$34,605	$20,844
Securities sold under agreements to repurchase	15,581	14,847
Other borrowings	144	171
Weighted average interest rate during the period:
FHLB Advances	4.15%	3.27%
Securities sold under agreements to repurchase	1.50	1.50
Other borrowings	7.00	7.00
Balance outstanding at end of period:
FHLB Advances	$33,215	$29,417
Securities sold under agreements to repurchase	12,061	20,163
Other borrowings	140	151
Weighted average interest rate at end of period:
FHLB Advances	4.13%	3.90%
Securities sold under agreements to repurchase	1.50	1.50
Other borrowings	7.00	7.00

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Overview. Net income decreased $55,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a $164,000 increase in non-interest expense and a $120,000 increase in the provision for loan losses, partially offset by a $124,000 increase in net interest income and a $73,000 increase in non-interest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in Thousands)
Interest and dividend income:
Loans	$4,696	$4,044	16.1%
Investment securities	360	291	23.7
Other interest-earning assets	92	40	130.0

Total interest and dividend income	$5,148	$4,375	17.7

Interest Expense:
Deposits	$1,662	$1,275	30.4
Securities sold under agreements to repurchase	62	38	63.2
Other borrowed funds	357	119	200.0

Total interest expense	$2,081	$1,432	45.3

Net interest income	$3,067	$2,943	4.2

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:	(Dollars in thousands)
Loans	$318,667	$4,696	5.98%	$287,753	$4,044	5.70%
Investment securities	37,606	360	3.88	31,816	291	3.71
Other interest-earnings assets	6,731	92	5.54	6,167	40	2.63

Total interest-earning assets	$363,004	$5,148	5.75	$325,736	$4,375	5.45

Liabilities:
NOW accounts	$17,206	$13	0.31%	$18,524	$16	0.35
Passbook accounts	45,994	75	0.66	49,533	79	0.65
Money market deposit accounts	40,003	152	1.54	39,979	125	1.27
Certificates of deposit	163,306	1,422	3.53	149,211	1,055	2.87

Total interest-bearing deposits	266,509	1,662	2.53	257,247	1,275	2.01

FHLB advances	34,696	355	4.15	17,167	116	2.74
Securities sold under agreement to repurchase	16,050	62	1.50	10,646	38	1.50
Other borrowings	144	2	7.00	188	3	7.00

Total interest-bearing borrowings	50,890	419	3.34	28,001	157	2.27

Total interest-bearing liabilities	$317,399	$2,081	2.66	$285,248	$1,432	2.04

Net interest income increased $124,000, or 4.2%, to $3.1 million for the three months ended March 31, 2006, compared to the year earlier period primarily due to an increase in the average balance of interest-earning assets of $37.3 million, combined with an increase in average yield on earning assets from 5.45% to 5.75%. The increase in the average balance of interest-earning assets was primarily due to the deployment of certificates of deposit and Federal Home Loan Bank advances into loans and investment securities. The increase in the average yield was primarily the result of increases in market interest rates. During the same period the average balance of interest bearing liabilities increased by $32.2 million primarily due to an increase of $17.5 million in Federal Home Loan Bank advances and an increase of $14.1 in certificates of deposits. The average cost of interest bearing liabilities increased from 2.04% to 2.66% primarily as a result of increases in market interest rates.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses provision for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,605	$2,512
Provision for loan losses	150	30
Charge-offs:
Real estate mortgage	—	—
Construction	—	—
Commercial	—	—
Consumer	3	11

Total charge-offs	3	11
Recoveries:
Real estate mortgage	—	—
Construction	—	—
Commercial	—	—
Consumer	—	3

Total recoveries	—	3

Net charge-offs	$3	$8

Allowance at end of period	$2,752	$2,534

The provision for loan losses increased to $150,000 in the three month period ended March 31, 2006 from $30,000 for the year earlier period. Management assessed several factors in determining to make this level of addition to the allowance for loan losses. In particular, classified loans increased to $8.8 million at March 31, 2006 from $3.3 million at December 31, 2005, due primarily to the classification as special mention during the 2006 period of a $4.4 million loan relationship collateralized primarily by commercial real estate. Nonaccrual loans also increased to $787,000 at March 31, 2006 from $736,000 at December 31, 2005. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. Offsetting these factors that indicate additional provisions may be needed, was the decrease in net charge-offs for the 2006 period to $3,000 from $8,000 for the 2005 period and the decrease in loans 30 to 89 days past due at March 31, 2006 to $630,000 from $1.2 million at December 31, 2005.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
Service charges, fees and commissions	$389	$336	15.8%
Loan sales and servicing	73	10	630.0
Gain on securities available for sale	8	51	(84.3)

Total	$470	$397	18.4

Non-interest income increased $73,000, or 18.4%, in the three months ended March 31, 2006, from the same period the prior year. During the three months ended March 31, 2006, service charges, fees and commissions increased primarily as a result of a $30,000 increase in brokerage fee income. During the 2005 period, we had a temporary reduction in our staffing in this area. In addition, income from servicing charges increased as a result of increased deposit volume. Loan sales and servicing increased primarily due to the capitalization of mortgage servicing rights in the 2006 period.

Noninterest Expenses. The following table summarizes non-interest expenses for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$1,600	$1,489	7.5%
Occupancy expenses	280	259	8.1
Furniture and equipment	218	224	(2.7)
Data processing	180	136	32.4
Stationery, supplies and postage	76	90	(15.6)
Net loss on sales of securities available for sale	—	—	—
Other noninterest expenses	542	534	1.5

Total	$2,896	$2,732	6.0

Total noninterest expenses increased $164,000, or 6.0%, for the three months ended March 31, 2006, from the three months ended March 31, 2005. During the three months ended March 31, 2006, salaries and employee benefits and occupancy expenses increased as a result of the opening of our West Springfield branch, including increasing the number of employees to staff the new branch.

Income Taxes. Income tax expense for the three months ended March 31, 2006 was $152,000 compared to $184,000 for the three months ended March 31, 2005. Income taxes decreased due to the decrease in income before income taxes.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $14.7 million. Securities classified as available for sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $2.9 million at March 31, 2006. Total securities classified as available for sale were $4.7 million at March 31, 2006. In addition, at March 31, 2006, we had the ability to borrow a total of approximately $120.0 million from the Federal Home Loan Bank of Boston. On March 31, 2006, we had $33.2 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At March 31, 2006, we had $62.9 million in loan commitments outstanding, which consisted of $15.0 million of mortgage loan commitments, $16.7 million in unadvanced construction loan commitments, $7.4 million in unused home equity lines of credit and $23.8 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2006 totaled $93.3 million, or 57.5%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. As a mutual savings bank, we have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006 we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The Offering is expected to increase our consolidated equity by $72.3 million to $115.7 million at the maximum of the Offering. Following completion of the offering, we also will manage our capital for maximum stockholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Federal Deposit Insurance Corporation regulations, we will not be allowed to repurchase any shares during the first year following the offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. We currently have no plans to engage in hedging activities in the future.

For the period ended March 31, 2006 and March 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; increasing our focus on shorter-term, adjustable-rate commercial and multi-family lending; selling fixed-rate mortgage loans; and periodically selling available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management, to communicate, coordinate and control all aspects involving asset/liability management. The committee reports to the Board of Trustees of the Bank quarterly and establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk. We analyze our interest rate sensitivity to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed monthly and presented to the Asset/Liability Committee and Board of Trustees of the Bank. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee and the Board of Trustees of the Bank on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at March 31, 2006 through March 31, 2007.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars in thousands)
300 bp	$18,303	$2,552	16.2%
200	17,121	1,370	8.7
100	16,800	1,049	6.7
0	15,751	—	—
(100)	15,410	(341)	(2.2)
(200)	15,135	(616)	(3.9)

The basis points changes in rates in the above table is assumed to occur evenly over the following 12 months.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Chicopee Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors,” in the Company’s prospectus filed with the Securities and Exchange Commission on May 22, 2006. As of March 31, 2006, the risk factors of the Company have not changed materially from those reported in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Organization of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (1)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: June 22, 2006	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(principal executive officer)

Dated: June 22, 2006	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)