Form 10-Q
period 2006-06-30
CHICOPEE BANCORP, INC.
filed 2006-08-14
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, there were 7,439,368 shares of the registrant’s common stock outstanding

CHICOPEE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chicopee Bancorp, Inc., a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. At June 30, 2006, the Company had no assets and conducted no operations, and, therefore, the information presented in this report is for the Bank.

CHICOPEE SAVINGS BANK AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$11,876	$10,003
Short-term investments	4,066	4,181
Federal funds sold	35,250	3,402

Total cash and cash equivalents	51,192	17,586

Securities available-for-sale, at fair value	4,670	4,934
Securities held-to-maturity, at cost (fair value $27,677 and $29,109 at June 30, 2006 and December 31, 2005, respectively)	28,295	29,472
Federal Home Loan Bank stock, at cost	2,589	2,447
Loans receivable, net of allowance for loan losses of $2,811 at June 30, 2006; and $2,605 at December 31, 2005	329,566	315,649
Cash surrender value of life insurance	11,002	10,801
Premises and equipment, net	7,190	7,079
Accrued interest and dividend receivable	1,524	1,341
Deferred income tax asset	649	987
Other assets	1,818	1,053

Total assets	$438,495	$391,349

LIABILITIES AND SURPLUS
Deposits
Non-interest-bearing	$32,866	$27,912
Interest-bearing	270,004	267,111

Total deposits	302,870	295,023

Securities sold under agreement to repurchase	14,459	20,163
Advances from Federal Home Loan Bank	17,029	29,417
Mortgagors’ escrow accounts	897	971
Accrued expenses and other liabilities	59,048	2,334

Total liabilities	394,303	347,908

Commitments and contingencies

Surplus
Undivided profits	44,078	43,351
Accumulated other comprehensive income
Net unrealized appreciation on securities available-for-sale, net of deferred income taxes	114	90

Total surplus	44,192	43,441

Total liabilities and surplus	$438,495	$391,349

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHICOPEE SAVINGS BANK AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest Income
Loans	$4,879	$4,213	$9,576	$8,257
Investment securities	385	277	745	568
Other interest-earning assets	152	79	243	120

Total interest and dividend income	5,416	4,569	10,564	8,945

Interest Expense
Deposits	1,804	1,472	3,466	2,747
Securities sold under agreements to repurchase	48	36	110	74
Other borrowed funds	354	146	712	265

Total interest expense	2,206	1,654	4,288	3,086

Net interest income	3,210	2,915	6,276	5,859

Provision for loan losses	110	30	260	60

Net interest income after provision for loan losses	3,100	2,885	6,016	5,799

Noninterest income
Service charges, fees and commissions	391	322	781	657
Loan sales and servicing	44	17	117	27
Net gain on sales of securities available-for-sale	11	39	18	90

Total noninterest income	446	378	916	774

Noninterest expenses
Salaries and employee benefits	1,628	1,529	3,228	3,018
Occupancy expenses	262	229	541	488
Furniture and equipment	223	209	441	433
Data processing	163	137	343	273
Stationery, supplies and postage	85	89	161	180
Other noninterest expense	628	569	1,171	1,102

Total noninterest expenses	2,989	2,762	5,885	5,494

Income before income taxes	557	501	1,047	1,079

Income tax expense	168	154	320	338

Net income	$389	$347	$727	$741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHICOPEE SAVINGS BANK AND SUBSIDIARIES

Consolidated Statement of Changes in Surplus (Unaudited)

Six Months Ended June 30, 2006

(Dollars in thousands)	Undivided Profits	Net Unrealized Appreciation on Securities Available-for-Sale	Total
Balance at December 31, 2005	$43,351	$90	$43,441

Net Income	727		727
Change in net unrealized appreciation on securities available-for-sale, net of deferred income taxes		24	24

Total comprehensive income	727	24	751

Balance at June 30, 2006	$44,078	$114	$44,192

Consolidated Statement of Changes in Surplus (Unaudited)

Six Months Ended June 30, 2005

(Dollars in thousands)	Undivided Profits	Net Unrealized (Depreciation) Appreciation on Securities Available-for-Sale	Total
Balance at December 31, 2004	$41,935	$222	$42,157

Net Income	741		741
Change in net unrealized appreciation on securities available-for-sale, net of deferred income taxes		(169)	(169)

Total comprehensive income	741	(169)	572

Balance at June 30, 2005	$42,676	$53	$42,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHICOPEE SAVINGS BANK AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$727	$741
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	359	355
Net (accretion) amortization of investment securities	25	(60)
Provision for loan losses	260	60
Increase in cash surrender value of life insurance	(201)	(192)
Realized gains on investment securities, net	(18)	(90)
Net gains on sales of loans and other real estate owned	(14)	(1)
Deferred income taxes	1	(334)
Decrease (increase) in other assets	(440)	231
Increase in accrued interest receivable	(183)	(97)
Increase (decrease) in other liabilities	(695)	160

Net cash from operating activities	(179)	773

Cash flows from investing activities:
Additions to premises and equipment	(471)	(1,022)
Loan originations and principal collections, net	(14,163)	(16,750)
Purchase of securities available-for-sale	(1,034)	(1,305)
Proceeds from sales of securities available-for-sale	1,210	998
Purchase of securities held-to-maturity	(21,438)	(8,920)
Maturities of securities held-to-maturity	22,591	5,186

Net cash used by investing activities	(13,305)	(21,813)

Cash flows from financing activities:
Net increase in deposits	7,847	16,591
Net increase (decrease) in securities sold under agreements to repurchase	(5,704)	5,983
Advances from long-term FHLB advances	0	10,000
Payments on long-term FHLB advances	(1,869)	(6,483)
Net increase (decrease) in other short-term borrowings	(10,520)	6,000
Cash proceeds from the subscription phase of the initial public offering	57,410
Net decrease in escrow funds held	(74)	(190)

Net cash (used) provided by financing activities	47,090	31,901

Net increase in cash and cash equivalents	33,606	10,861
Cash and cash equivalents, Beginning of period	17,586	22,419

Cash and cash equivalents, End of period	$51,192	$33,280

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$4,288	$3,086

Income taxes paid	$638	$363

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHICOPEE SAVINGS BANK AND SUBSIDIARIES

Notes to the Unaudited Financial Statements

June 30, 2006

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Chicopee Savings Bank (the “Bank” or “Chicopee Savings Bank”) included in Chicopee Bancorp, Inc.’s (the “Company” or “Chicopee Bancorp”) prospectus, dated May 15, 2006.

The consolidated financial statements at June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and June 30, 2005 include the accounts of the Bank and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(2) Plan of Conversion

Chicopee Bancorp was organized as a Massachusetts corporation at the direction of the Bank in connection with the conversion of the Bank. The conversion of the Bank was completed on July 19, 2006. In the conversion, Chicopee Bancorp sold 6,888,304 shares of common stock to the public and contributed 551,061 shares to the Chicopee Savings Bank Charitable Foundation.

After the conversion, holders of withdrawable deposits in the Bank are not entitled to share in any residual assets upon liquidation of the Bank. However, under applicable regulations, the Bank, at the time of the conversion, established a liquidation account in an amount equal to its total equity as of the date of the latest statement of financial condition contained in the final prospectus relating to the conversion.

Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. As of June 30, 2006, approximately $1.7 million of conversion costs had been incurred and deferred. Net proceeds from the common stock offering amounted to approximately $67.1 million.

(3) Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company had not issued any shares of common stock as of June 30, 2006, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

(4) Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement requires all separately recognized servicing assets to be initially measured at fair value and it permits an entity to choose either the amortized cost method or fair value measurement method for subsequent measurement for each class of separately recognized servicing assets. This Statement is effective as of the beginning of an entity’s first fiscal year after September 15, 2006 (January 1, 2007 for Chicopee Savings Bank). The Company does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material effect on its financial condition and results of operations.

(5) Defined Benefit Pension Plan

The Company sponsors a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (SBERA). Employees are eligible to join the Pension Plan after attaining age 21 and having been credited with one year of service. Eligible employees become vested in the Pension Plan after three years of service. The Pension Plan provides monthly benefits upon retirement based on compensation during the highest paid consecutive three years of employment during the last ten years of credited service. The components of the net periodic benefit cost are:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Service cost	$89	$73
Interest cost	90	74
Amortization of transition obiligation	1	1
Expected return on assets	(93)	(82)
Recognized net actuarial loss	8	3

Net periodic benefit cost	95	69

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Service cost	$179	$147
Interest cost	180	148
Amortization of transition obiligation	1	1
Expected return on assets	(186)	(164)
Recognized net actuarial loss	17	6

Net periodic benefit cost	191	138

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

The Company’s expected benefit payments for the third quarter of 2006 are $2,500 and the expected benefit payments for all of 2006 are $7,600. The expected contribution for 2006 is estimated to be $359,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended June 30, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Bancorp, a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion was completed on July 19, 2006. At June 30, 2006, the Company had no assets and conducted no operations, and, therefore, the information presented in this report if for the Bank.

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At June 30, 2006, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Overview. Total assets increased by $47.1 million during the period from December 31, 2005 to June 30, 2006, primarily due to receipt of subscription funds, held in escrow, for the Company’s public offering. Loans receivable increased $13.9 million, or 4.4%, during the six month period ending June 30, 2006. Commercial real estate, commercial loans, construction loans and consumer loans all increased during the period. Securities decreased $1.4 million, or 4.1%, from December 31, 2005 to June 30, 2006 due to maturities.

Deposits increased $7.8 million, or 2.7% during the six month period ended June 30, 2006 due to a certificate of deposit promotion and new commercial checking accounts. Advances from the Federal Home Loan Bank decreased $12.4 million, or 42.1%, due to maturities.

Accrued expenses and other liabilities increased $56.7 million from December 31, 2005 to June 30, 2006 primarily due to the funds collected during the subscription phase of the public offering.

Total equity increased $751,000 or 1.7% at June 30, 2006 primarily as a result of earnings.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate multi-family, construction and consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$117,285	35.4%	$121,682	38.3%
Multi-family	11,726	3.5	11,142	3.5
Commercial real estate	114,485	34.6	110,164	34.7

Total real estate mortgage loans	243,496	73.5	242,988	76.5
Construction	26,330	7.9	17,753	5.6
Commercial	39,672	12.0	38,596	12.2
Consumer:
Home equity lines of credit	8,636	2.6	7,918	2.5
Second mortgages	9,881	3.0	7,188	2.3
Other	3,250	1.0	3,000.9

Total consumer loans	21,767	6.6	18,106	5.7

Total loans	331,265	100.0%	317,443	100.0%

Less:
Deferred loan fees	802		811
Undisbursed portion of loans in process	310		—
Allowance for losses	2,811		2,605

Loans, net	$329,566		$315,649

Loans, net, increased $13.9 million, or 4.4%, to $329.6 million at June 30, 2006, compared to $315.6 million at December 31, 2005. The increase was primarily the result of consumer and construction loan originations.

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans:
Real-estate mortgage	$264	$545
Construction	0	0
Commercial	51	183
Consumer	4	8

Total non performing loans	319	736

Total nonperforming assets	$319	$736

Total nonperforming loans to total loans	0.10%	0.23%
Total nonperforming loans to total assets	0.07%	0.19%
Total nonperforming assets to total assets	0.07%	0.19%

Nonaccrual loans decreased $417,000 to $319,000 at June 30, 2006, compared to $736,000 at December 31, 2005. This decrease primarily resulted from a decrease in 90 day account delinquencies.

Securities. Our securities portfolio consists primarily of U.S. Government and federal agency securities and collateralized mortgage obligations.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	June 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Marketable equity securities	$4,495	$4,670	$4,796	$4,934

Total securities available-for-sale	4,495	4,670	4,796	4,934

Securities held-to-maturity:
U.S. Government and federal agency	18,900	18,760	19,497	19,376
Corporate and industrial revenue bonds	2,285	2,284	2,311	2,311
Collateralized mortgage obligations	7,110	6,633	7,664	7,422

Total securities held-to-maturity	28,295	27,677	29,472	29,109

Total	$32,790	$32,347	$34,268	$34,043

The amortized cost of the securities available-for-sale decreased $301,000 or 6.3% between December 31, 2005 and June 30, 2006. The amortized cost of the securities held-to-maturity decreased $1.2 million or 4.0%, between December 31, 2005 and June 30, 2006. The downward trend in the fair value of the securities both for available-for-sale and held-to-maturity reflects the market trend overall, and the decrease in available-for-sale securities is due primarily to sales during the period.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, NOW accounts, passbook accounts, money market deposit accounts and certificates of deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Demand deposits	$32,866	10.9%	$27,912	9.5%
NOW accounts	16,563	5.5	18,142	6.1
Passbook accounts	45,134	14.9	46,418	15.7
Money market deposit accounts	38,931	12.9	39,625	13.4
Certificates of deposit	169,376	55.8	162,926	55.3

Total	$302,870	100.0%	$295,023	100.0%

Total deposits increased to $302.9 million during the six months ended June 30, 2006, an increase of $7.9 million, or 2.7%. During the period demand deposits increased $5.0 million or 17.8% due to increase in business checking balances and certificates of deposit increased by $6.5 million, or 4.0% primarily from a special deposit promotion. The increase in deposits was used to fund loan demand.

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased from $29,417 at December 31, 2005 to $17,029 at June 30, 2006 due to the cash generated by the public offering. The following sets forth information concerning our borrowings for the period indicated.

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$41,425	$29,417
Securities sold under agreements to repurchase	21,294	23,571
Other borrowings	147	191
Average advances outstanding during the period:
FHLB Advances	$33,681	$20,844
Securities sold under agreements to repurchase	14,215	14,847
Other borrowings	138	171
Weighted average interest rate during the period:
FHLB Advances	4.22%	3.27%
Securities sold under agreements to repurchase	1.50	1.50
Other borrowings	7.00	7.00
Balance outstanding at end of period:
FHLB Advances	$17,029	$29,417
Securities sold under agreements to repurchase	14,459	20,163
Other borrowings	128	151
Weighted average interest rate at end of period:
FHLB Advances	3.76%	3.90%
Securities sold under agreements to repurchase	1.50	1.50
Other borrowings	7.00	7.00

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Overview. Net income increased $42,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to an increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses and non- interest expense.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005	% Change
	(Dollars in thousands)
Interest and dividend income:
Loans	$4,879	$4,213	15.8%
Investment securities	385	277	39.0
Other interest-earning assets	152	79	92.4

Total interest and dividend income	$5,416	$4,569	18.5

Interest Expense:
Deposits	$1,804	$1,472	22.6
Securities sold under agreements to repurchase	48	36	33.3
Other borrowed funds	354	146	142.5

Total interest expense	$2,206	$1,654	33.4

Net interest income	$3,210	$2,915	10.1

The following table summarizes average balances and average yield and costs for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$323,023	$4,879	6.06%	$288,699	$4,213	5.85%
Investment securities	36,669	385	4.21	32,650	277	3.40
Other interest-earnings assets	11,463	152	5.32	8,097	79	3.91

Total interest-earning assets	$371,155	$5,416	5.85	$329,446	$4,569	5.56

Interest-bearing liabilities:
NOW accounts	$16,942	$13.31		$17,751	$14.32
Passbook accounts	46,782	75.64		48,781	79.65
Money market deposit accounts	40,889	182	1.79	38,645	153	1.59
Certificates of deposit	163,487	1,534	3.76	161,712	1,226	3.04

Total interest-bearing deposits	268,100	1,804	2.70	266,889	1,472	2.21
FHLB advances	32,892	352	4.29	18,414	142	3.09
Securities sold under agreement to repurchase	12,631	48	1.52	10,365	36	1.39
Other borrowings	132	2	6.08	182	3	6.61

Total interest-bearing borrowings	45,655	402	3.53	28,961	181	2.51

Total interest-bearing liabilities	$313,755	$2,206	2.82	$295,850	$1,653	2.24

Net interest income		$3,210			$2,915
Net interest spread (1)		3.03%			3.32%
Net interest-earning assets (2)		$57,400			$33,596
Net interest margin (3)		3.47%			3.55%

(1)	Net interest spread represents the difference between yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.
(2)	Net interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average earning assets.

Net interest income increased $294,000, or 10.1%, to $3.2 million for the three months ended June 30, 2006, compared to the year earlier period primarily due to an increase in the average balance of interest-earning assets of $41.7 million, combined with an increase in average yield on earning assets from 5.56% to 5.85%. The increase in the average balance of interest-earning assets and the average yield was primarily due the origination of commercial loans which have higher interest rates. During the same period the average balance of interest bearing liabilities increased by $17.9 million primarily due advances from the Federal Home Loan Bank to fund the loan growth. The average cost of interest-bearing liabilities increased from 2.24% to 2.82% primarily as a result of the FHLB advances with higher interest rates due to the interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses provision for loan losses for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,752	$2,534
Provision for loan losses	110	30
Charge-offs
Real estate mortgage	47	0
Construction	0	0
Commercial	5	6
Consumer	0	0

Total charge-offs	52	6
Recoveries
Real estate mortgage	0	0
Construction	0	0
Commercial	1	2
Consumer	0	0

Total recoveries	1	2

Net charge-offs	$51	$4

Allowance at end of period	$2,811	$2,560

The provision for loan losses increased to $110,000 in the three month period ended June 30, 2006 from $30,000 for the year earlier period. Management assessed several factors in determining to make this level of addition to the allowance for loan losses. In particular, classified loans increased to $8.8 million at June 30, 2006 from $3.3 million at December 31, 2005, due primarily to the classification as special mention in June 2006 of a $4.4 million loan relationship collateralized primarily by commercial real estate. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, consumer loans, construction loans and commercial business loans.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Bank’s loans and it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in this report.

The adequacy of the allowance for loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and the volume of the loan portfolio, historic loss experience, amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by the allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Bank’s historical loss experience, industry trends, and the impact of the local and regional economy on the Bank’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

Noninterest Income. The following table summarizes noninterest income for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		% Change
	2006	2005
	(Dollars in thousands)
Service charges, fees and commissions	$391	$322	21.4%
Loan sales and servicing	44	17	158.8
Gain on securities available for sale	11	39	(71.8)

Total	$446	$378	18.0

During the three months ended June 30, 2006, service charges, fees and commissions increased primarily as a result of deposit volume. Loan sales and servicing increased primarily due to the capitalization of mortgage servicing rights in the 2006 period.

Noninterest Expenses. The following table summarizes non-interest expenses for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		% Change
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$1,628	$1,529	6.5%
Occupancy expenses	262	229	14.4
Furniture and equipment	223	209	6.7
Data processing	163	137	19.0
Stationery, supplies and postage	85	89	(4.5)
Other noninterest expenses	628	569	10.4

Total	$2,989	$2,762	8.2

During the three months ended June 30, 2006, data processing expenses and occupancy expenses increased primarily as the result of deposit volume and utility costs increases respectively.

Income Taxes. Income tax expense for the three months ended June 30, 2006 was $ 168,000 compared to $154,000 for the three months ended June 30, 2005. Income taxes increased due to increase in taxable income.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Overview. Net income decreased $14,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to an increase in provision for loan loss, partially offset by an increase in net interest income and noninterest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,		% Change
	2006	2005
	(Dollars in thousands)
Interest and dividend income:
Loans	$9,576	$8,257	16.0%
Investment securities	745	568	31.2
Other interest-earning assets	243	120	102.5

Total interest and dividend income	$10,564	$8,945	18.1

Interest Expense:
Deposits	$3,466	$2,747	26.2
Securities sold under agreements to repurchase	110	74	48.7
Other borrowed funds	712	265	168.7

Total interest expense	$4,288	$3,086	39.0

Net interest income	$6,276	$5,859	7.1

The following table summarizes average balances and average yield and costs for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$322,289	$9,576	5.99%	$291,235	$8,257	5.72%
Investment securities	37,134	745	4.05	32,650	568	3.51
Other interest-earnings assets	9,109	243	5.38	8,097	120	2.99

Total interest-earning assets	$368,532	$10,564	5.78	$331,982	$8,945	5.43

Interest-bearing liabilities:
NOW accounts	$16,899	$25.30%		$18,195	$30.33%
Passbook accounts	45,920	149.65		49,211	158.65
Money market deposit accounts	40,048	335	1.69	39,407	278	1.42
Certificates of deposit	164,151	2,957	3.63	154,569	2,281	2.98

Total interest-bearing deposits	267,018	3,466	2.62	261,382	2,747	2.12

FHLB advances	33,789	707	4.22	18,414	258	2.83
Securities sold under agreement to repurchase	14,331	110	1.50	10,365	74	1.50
Other borrowings	138	5	7.00	182	7	7.00

Total interest-bearing borrowings	48,258	822	3.43	28,961	339	2.36

Total interest-bearing liabilities	$315,276	$4,288	2.74	$290,343	$3,086	2.14

Net interest income		$6,276			$5,859
Net interest spread (1)		3.04%			3.29%
Net interest-earning assets (2)		$53,257			$41,639
Net interest margin (3)		3.43%			3.56%

(1)	Net interest spread represents the difference between yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.
(2)	Net interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.

Net interest income increased $417,000, or 7.1%, to $6.3 million for the six months ended June 30, 2006, compared to the year earlier period primarily due to an increase in the average balance of interest-earning assets of $36.6 million, combined with an increase in average yield on earning assets from 5.43 % to 5.78%. The increase in the average balance of interest-earning assets was primarily due to loan volume and the stock offering. The increase in the average yield was primarily the result of increase in market interest rates. During the same period the average balance of interest bearing liabilities increased by $24.9 million primarily due to an increase of $15.4 million in Federal Home Loan Bank advances and an increase of $9.6 million in certificates of deposits. The average cost of interest bearing liabilities increased from 2.14% to 2.74% primarily as a result of market interest rates and a deposit shift to higher yielding accounts.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses provision for loan losses for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,605	$2,512
Provision for loan losses	260	60
Charge-offs
Real estate mortgage	47	0
Construction	0	0
Commercial	5	6
Consumer	3	11

Total charge-offs	55	17
Recoveries
Real estate mortgage	0	0
Construction	0	0
Commercial	1	0
Consumer	0	3

Total recoveries	1	3

Net charge-offs	$54	$14

Allowance at end of period	$2,811	$2,558

The provision for loan losses increased to $260,000 in the six month period ended June 30, 2006 from $60,000 for the year earlier period. Management assessed several factors in determining to make this level of addition to the allowance for loan losses. In particular, classified loans increased to $8.2 million at June 30, 2006 from $3.3 million at December 31, 2005, due primarily to the classification as special mention during the 2006 period of a $4.4 million loan relationship collateralized primarily by commercial real estate. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans.

Noninterest Income. The following table summarizes noninterest income for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,		% Change
	2006	2005
	(Dollars in thousands)
Service charges, fees and commissions	$781	$657	18.9%
Loan sales and servicing	117	27	333.3
Gain on securities available for sale	18	90	(80.0)

Total	$916	$774	18.4

During the six months ended June 30, 2006, compared to the same period a year ago service charges, fees and commissions increased $124,000 or 18.9% as a result of investment service commission and income from service charges on deposits as a result of increased deposit volume. Loan sales and servicing increased primarily due to the capitalization of mortgage servicing rights in the 2006 period.

Noninterest Expenses. The following table summarizes non-interest expenses for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,		% Change
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$3,228	$3,018	7.0%
Occupancy expenses	541	488	10.9
Furniture and equipment	441	433	1.9
Data processing	343	273	25.6
Stationery, supplies and postage	161	180	(10.6)
Other noninterest expenses	1,171	1,102	6.3

Total	$5,885	$5,494	7.1

During the six months ended June 30, 2006, salaries and employee benefits and occupancy expenses increased as a result of additional staff hired to assist in the public offering and the increase in data processing cost of $70,000 or 26% for the same period due to an increase in volume processing and a vendor price increase. The occupancy cost increase of $53,000 for the six months ended June 30, 2006 from the same period 2005, resulted mainly from an increase in utility costs.

Income Taxes. Income tax expense for the six months ended June 30, 2006 was $320,000 compared to $338,000 for the six months ended June 30, 2005. The slight decrease of $18,000 resulted from a decrease in pretax income of $32,000.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $51.2 million. Securities classified as available for sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $2.4 million at June 30, 2006. Total securities classified as available for sale were $4.7 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $72.2 million from the Federal Home Loan Bank of Boston. On June 30, 2006, we had $17 million of borrowings outstanding. Based on the current level of liquidity we do not anticipate any future FHLB borrowings at this time.

At June 30, 2006, we had $45.4 million in loan commitments outstanding, which consisted of $8.2 million of mortgage loan commitments, $10.2 million in unadvanced construction loan commitments, $7.8 million in unused home equity lines of credit and $19.2 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $101.2 million, or 60%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. As a mutual savings bank, we have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced, as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operation are expected to be enhanced by the capital from the stock offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common stock repurchases. However, under Federal Deposit Insurance Corporation regulations, we will not be allowed to repurchase any shares during the first year following the offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the Federal Deposit Insurance Corporation.

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

For the period ended June 30, 2006 and June 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at June 30, 2006 through June 30, 2007.

Increase (Decrease) in Market Interest Rates (Rate Shock)		Net Interest Income
		$ Amount	$ Change	% Change
		(Dollars in thousands)
300	bp	$17,738	$1,427	8.7%
200		16,870	559	3.4
100		16,926	126	0.8
0		16,311	—	—
(100)		16,425	(114)	(0.7)
(200)		16,013	(298)	(1.8)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in the Company’s prospectus filed with the Securities and Exchange Commission on May 22, 2006, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Articles of Organization of Chicopee Bancorp, Inc. (1)

3.1	Bylaws of Chicopee Bancorp, Inc. (1)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: August 10, 2006	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(principal executive officer)

Dated: August 10, 2006	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)