Form 10-Q
period 2006-09-30
CHICOPEE BANCORP, INC.
filed 2006-11-14
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51996

CHICOPEE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4840562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Center Street, Chicopee, Massachusetts	01013
(Address of principal executive offices)	(Zip Code)

(413) 594-6692

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate be check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2006, there were 7,439,368 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Chicopee Bancorp, Inc., a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. At December 31, 2005, the Company had no assets and conducted no operations, and, therefore, the 2005 information presented in this report is for the Bank.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and due from banks	$11,283	$10,003
Short-term investments	8,124	4,181
Federal funds sold	19,838	3,402

Total cash and cash equivalents	39,245	17,586

Securities available for sale, at fair value	6,977	4,934
Securities held-to-maturity, at cost (fair value $32,386 and $29,109 at September 30, 2006 and December 31, 2005, respectively)	32,726	29,472
Federal Home Loan Bank stock, at cost	1,666	2,447
Loans, net of allowance for loan losses ($2,814 at September 30, 2006 and $2,605 at December 31, 2005)	342,364	315,649
Cash surrender value of life insurance	11,099	10,801
Premises and equipment, net	7,129	7,079
Accrued interest and dividend receivable	1,732	1,341
Deferred income tax asset	1,799	662
Other assets	999	1,378

Total assets	$445,736	$391,349

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$31,257	$27,912
Interest-bearing	270,801	267,111

Total deposits	302,058	295,023

Securities sold under agreements to repurchase	17,124	20,163
Advances from Federal Home Loan Bank	15,988	29,417
Mortgagors’ escrow accounts	1,347	971
Accrued expenses and other liabilities	1,682	2,334

Total liabilities	338,199	347,908

Stockholders’ Equity
Common stock, no par value (7,439,368 shares issued and outstanding at September 30, 2006 and none issued or outstanding at December 31, 2005)	72,479	—
Additional paid-in-capital	68	—
Unearned compensation	(5,803)	—
Retained earnings	40,447	43,351
Accumulated other comprehensive income	346	90

Total stockholders’ equity	107,537	43,441

Total liabilities and stockholders’ equity	$445,736	$391,349

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$5,130	$4,357	$14,706	$12,614
Interest and dividends on securities	536	307	1,281	875
Other interest-earning assets	296	157	539	277

Total interest and dividend income	5,962	4,821	16,526	13,766

Interest expense:
Deposits	2,033	1,651	5,499	4,398
Securities sold under agreements to repurchase	86	53	196	127
Other borrowed funds	165	222	877	487

Total interest expense	2,284	1,926	6,572	5,012

Net interest income	3,678	2,895	9,954	8,754
Provision for loan losses	75	30	335	90

Net interest income, after provision for loan losses	3,603	2,865	9,619	8,664

Non-interest income:
Service charges, fees and commissions	365	321	1,146	978
Loan sales and servicing	2	27	119	54
Net gain on sales of securities available-for-sale	13	82	31	172

Total non-interest income	380	430	1,296	1,204

Non-interest expenses:
Salaries and employee benefits	1,757	1,480	4,985	4,498
Occupancy expenses	266	231	807	719
Furniture and equipment	231	198	672	631
Data processing	184	164	527	437
Stationery, supplies and postage	75	80	236	260
Charitable foundation contributions	5,511	—	5,511	—
Other non-interest expense	647	540	1,818	1,642

Total non-interest expenses	8,671	2,693	14,556	8,187

Income (loss) before income taxes	(4,688)	602	(3,641)	1,681
Income tax expense (benefit)	(1,057)	193	(737)	531

Net income (loss)	$(3,631)	$409	$(2,904)	$1,150

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006 and 2005

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	$—	$—	$—	$43,351	$90	$43,441

Comprehensive loss:
Net loss	—	—	—	(2,904)	—	(2,904)
Change in net unrealized gain on securities available for sale	—	—	—	—	256	256

Total comprehensive loss						(2,648)

Issuance of common stock for initial public offering net of expenses of $1.9 million	66,968	—	—	—	—	66,968
Issuance of common stock to Chicopee Savings Bank Charitable Foundation	5,511	—	—	—	—	5,511
Stock purchased for ESOP	—	—	(5,951)	—	—	(5,951)
Change in unearned compensation		68	148			216

Balance at September 30, 2006	$72,479	$68	$(5,803)	$40,447	$346	$107,537

Balance at December 31, 2004	$—	$—	$—	$41,935	$222	$42,157

Comprehensive income:
Net income	—	—	—	1,150	—	1,150
Change in net unrealized gain on securities available for sale	—	—	—	—	(210)	(210)

Total comprehensive income						940

Balance at September 30, 2005	$—	$—	$—	$43,085	$12	$43,097

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,904)	$1,150
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	542	465
Net amortization of investments	50	25
Provision for loan losses	335	90
Increase in cash surrender value of life insurance	(297)	(290)
Realized gains on investment securities, net	(31)	(172)
Realized losses on disposal of property and equipment	—	1
Net gains on sales of loans and other real estate owned	(14)	(11)
Deferred income taxes	(1,274)	(334)
Decrease in other assets	377	63
Increase in accrued interest receivable	(391)	(184)
Increase (decrease) in other liabilities	(651)	282

Net cash provided (used) by operating activities	(4,258)	1,085

Cash flows from investing activities:
Additions to premises and equipment	(600)	(1,152)
Loan originations and principal collections, net	(27,035)	(22,289)
Proceeds from sales of securities available for sale	5,304	1,728
Purchases of securities available for sale	(6,192)	(1,861)
Purchases of securities held-to-maturity	(54,210)	(26,859)
Maturities of securities held-to-maturity	50,964	17,935

Net cash used in investing activities	(31,769)	(32,498)

Cash flows from financing activities:
Net increase in deposits	7,035	22,433
Net increase (decrease) in securities sold under agreements to repurchase	(3,039)	8,371
Advances from long-term FHLB advances	—	10,000
Payments on long-term FHLB advances	(2,910)	(8,043)
Net decrease in other short-term borrowings	(10,520)	—
Issuance of common stock for the initial public offering net of expenses	72,479	—
Stock purchased for ESOP	(5,951)	—
Change in unearned compensation	216
Net increase in escrow funds held	376	302

Net cash provided by financing activities	57,686	33,063

Net change in cash and cash equivalents	21,659	1,650

Cash and cash equivalents at beginning of period	17,586	22,419

Cash and cash equivalents at end of period	$39,245	$24,069

Supplemental cash flow information:
Interest paid on deposits	$5,499	$4,398
Interest paid on borrowings	1,074	614
Income taxes paid	857	499

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2006

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The accounts of the Bank include all of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of September 30, 2006 and for the periods ended September 30, 2006 and 2005 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. For additional information, refer to the 2005 financial statements and footnotes thereto of Chicopee Savings Bank (the “Bank” or “Chicopee Savings Bank”) included in Chicopee Bancorp, Inc.’s (the “Company” or “Chicopee Bancorp”) prospectus, dated May 15, 2006.

The results for the three- and nine-month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Plan of Conversion

Chicopee Bancorp was organized as a Massachusetts corporation at the direction of the Bank in connection with the conversion of the Bank. The conversion of the Bank was completed on July 19, 2006. In the conversion, Chicopee Bancorp sold 6,888,304 shares of common stock to the public and contributed 551,064 shares to the Chicopee Savings Bank Charitable Foundation.

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

Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering. As of September 30, 2006, approximately $1.9 million of conversion costs had been incurred. Net proceeds from the common stock offering amounted to $67.0 million.

3. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (ESOP). Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares to be issued would include any shares in a stock-based compensation plan. As of September 30, 2006, the Company does not have a stock-based compensation plan.

Earnings per common share are not presented as the Company’s initial public offering was completed on July 19, 2006; therefore, per share results would not be meaningful.

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss (in thousands)	$(3,631)	NA	$(2,904)	NA

Average number of common shares outstanding	7,439,368	NA	7,439,368	NA
Less: average number of unallocated ESOP shares	(595,149)	NA	(595,149)	NA

Average number of common shares outstanding	6,844,219	NA	6,844,219	NA
Plus: potential shares that may be issued by the Company	—	NA	—	NA

Average number of diluted shares outstanding	6,844,219	NA	6,844,219	NA

4. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will change current practice.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The funded status of a plan should be measured as of the date of the Company’s year-end statement of financial position, with limited exceptions. The plan has used a measurement date of October 31. As of October 31, 2005, the Pension Plan was under funded $1.6 million. As of October 31, 2005 the Company had $759,000 of accrued employee retirement expense, therefore the effect on stockholders’ equity of implementing this statement will be approximately $585,000 net of tax effect. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of income. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the statement of financial condition at the end of the current period, irrespective of the misstatement’s year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. Management is studying the effects of SAB No. 108 on the Company’s financial statements.

5. Comprehensive Income or Loss

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income or loss. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on securities available-for-sale, are not reflected in the statement of operations, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income). Other comprehensive income, along with net income or loss, comprises the Company’s total comprehensive income or loss.

	Three Months Ended September 30,
	2006	2005
	(Dollars In Thousands)
Net income (loss)	$(3,631)	$409
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	357	(65)
Tax effect	(125)	23

Other comprehensive income (loss), net of tax	232	(42)

Total comprehensive income (loss)	$(3,399)	$367

	Nine Months Ended September 30,
	2006	2005
	(Dollars In Thousands)
Net income (loss)	$(2,904)	$1,150
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	394	(324)
Tax effect	(138)	114

Other comprehensive income (loss), net of tax	256	(210)

Total comprehensive income (loss)	$(2,648)	$940

6. Defined Benefit Pension Plan

The Company sponsors a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (SBERA). Employees are eligible to join the Pension Plan after attaining age 21 and having been credited with one year of service. Eligible employees become vested in the Pension Plan after three years of service. The Pension Plan provides monthly benefits upon retirement based on compensation during the highest paid three consecutive years of employment during the last ten years of credited service. The components of the net periodic benefit cost are:

	Three Months Ended September 30,
	2006	2005
	(Dollars In Thousands)
Service cost	$89	$73
Interest cost	90	74
Amortization of transition obligation	1	1
Expected return on assets	(93)	(82)
Recognized net actuarial loss	8	3

Net periodic benefit cost	$95	$69

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

	Nine Months Ended September 30,
	2006	2005
	(Dollars In Thousands)
Service cost	$268	$220
Interest cost	271	223
Amortization of transition obligation	2	2
Expected return on assets	(279)	(246)
Recognized net actuarial loss	25	9

Net periodic benefit cost	$287	$208

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

7. Employee Stock Ownership Plan

The company contributed funds to a subsidiary, Chicopee Funding Corporation, to enable it to make a 20-year loan to the employee stock ownership plan to enable it to purchase shares of the Company common stock as part of the completion of the initial public offering. On July 19, 2006, at the completion of the initial public offering the ESOP purchased 595,149 shares, or 8% of the 7,439,368 shares outstanding from the initial public offering. The Board of Directors elected to fund a full year’s payments on this loan in 2006. This plan is a tax-qualified retirement plan for the benefit of all Company employees.

At September 30, 2006, the principal balance on the ESOP debt is payable as follows:

Year ending December 31,	Amount
(In Thousands)
2006	$370
2007	131
2008	142
2009	154
2010	166
Thereafter	4,988

$5,951

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account allocated among the participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. As of September 30, 2006 all shares were unallocated.

Unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by the ESOP, as a reduction in stockholders’ equity in the statement of financial condition. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. The total fair value of the unallocated shares as of September 30, 2006 was $8.8 million.

8. Income Tax

The Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1.9 million. As of September 30, 2006 a valuation allowance of $540,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of our tax planning strategies and changes in the market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2006 and 2005, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Chicopee Bancorp, a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank and Chicopee Bancorp’s initial public offering. The conversion and the offering was completed on July 19, 2006.

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At September 30, 2006, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

The Company’s assets expanded $54.4 million, or 13.9%, to $445.7 million at September 30, 2006 as compared to $391.3 million at December 31, 2005, primarily as a result of net subscription proceeds of $67.0 million. Total net loans rose $26.7 million, or 8.5%, to $342.4 million at September 30, 2006 primarily as a result of solid loan origination activity, partially offset by refinancing and prepayment activity and amortization in the existing portfolio. Federal funds sold balances increased $16.4 million from subscription proceeds.

The balance sheet expansion was funded primarily by the subscription proceeds. Core deposits, which exclude certificates of deposit, decreased $6.0 million, or 4.6%, to $126.1 million at September 30, 2006 from $132.1 million at December 31, 2005 largely as a result of transfers to higher paying certificate accounts. Borrowings decreased $13.4 million, or 45.7%, to $16.0 million at September 30, due to cash generated by the public offering. Certificates of deposit balances grew $13.1 million, or 8.0%, to $176 million at September 30, 2006 principally from special deposit promotions.

Total stockholders’ equity increased $64.1 million, or 147.5%, to $107.5 million at September 30, 2006. This increase was due to the conversion, resulting in net proceeds of $67.0 million (including the contribution to the ESOP).

Lending Activities

At September 30, 2006, the Company’s net loan portfolio was $342.4 million, or 76.8% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$121,575	35.5%	$121,682	38.3%
Multi-family	11,591	3.4%	11,142	3.5%
Commercial	120,449	35.0%	110,164	34.7%
Construction	29,033	8.5%	17,753	5.6%

Total real estate loans	282,648	82.4%	260,741	82.1%

Consumer loans:
Home equity	8,297	2.4%	7,918	2.5%
Second mortgages	11,637	3.4%	7,188	2.3%
Other	3,285	1.0%	3,000	0.9%

Total consumer loans	23,219	6.8%	18,106	5.7%

Commercial loans	36,995	10.8%	38,596	12.2%

Total loans	342,862	100.0%	317,443	100.0%

Less:
Undisbursed portion of loans in process	1,492		—
Net deferred loan origination costs	824		811
Allowance for loan losses	(2,814)		(2,605)

Loans, net	$342,364		$315,649

The Company’s net loan portfolio grew $26.7 million, or 8.5%, during the first nine months of 2006 largely reflecting growth in construction and commercial real estate loans of $11.3 million or 63.5% and $10.3 million or 9.3%, respectively. The Company’s level of loan originations was strong as a result of several factors including sales activities, a strong housing market and a stable local economy.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	September 30, 2006	December 31, 2005
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$506	$545
Construction	—	—
Commercial	167	183
Consumer	15	8

Total	688	736
Real estate owned, net (1)	—	—

Total nonperforming assets	688	736
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$688	$736

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.20%	0.23%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.15%	0.19%

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations. The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in the loan portfolio based on management’s on-going evaluation of the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, existing loan-to-value ratios, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses is sufficient to cover losses inherent in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,
	2006	2005
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$2,605	$2,512

Charged-off loans:
Real Estate	47	—
Commercial	77	6
Consumer	3	11

Total charged-off loans	127	17

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	1	2
Consumer	—	3

Total recoveries	1	5

Net loan charge-offs	126	12
Provision for loan losses	335	90

Allowance for loan losses, end of period	$2,814	$2,590

Net loan charge-offs to average loans, net	0.44%	0.05%
Allowance for loan losses to total loans (1)	0.82%	0.82%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	409.01%	351.90%
Recoveries to charge-offs	0.79%	29.41%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At September 30, 2006, the Company’s investment securities portfolio amounted to $39.2 million, or 8.9% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	September 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale:
Marketable equity securities	$6,446	$6,977	$4,796	$4,934

Total equity securities	6,446	6,977	4,796	4,934

Securities held-to-maturity:
U.S. government and federal agency	23,564	23,506	19,497	19,376
Corporate and industrial revenue bonds	2,285	2,285	2,311	2,311
Collateralized mortgage obligations	6,877	6,595	7,664	7,422

Total securities held-to-maturity	32,726	32,386	29,472	29,109

Total	$39,172	$39,363	$34,268	$34,043

(1)	Does not include investments in FHLB-Boston stock totaling $1.7 million at September 30, 2006 and $2.4 million at December 31, 2005.

The Company used cash flows from public offering to fund investment purchases primarily in equities and short term agencies. Securities available-for-sale increased $1.7 million, or 34.4%, to $6.4 million at September 30, 2006 primarily due to purchases of equity securities. Held-to-maturity securities increased $3.3 million or 11.0% to $32.7 million as the Company purchased short term agencies totaling $54.2 million. These purchases were partially offset by security maturities and principal payments amounting to $51.8 million and net premium amortization of $6,866.

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated.

	September 30, 2006		December 31, 2005
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$31,257	10.35%	$27,912	9.46%
NOW accounts	17,050	5.64%	18,142	6.15%
Passbook accounts	41,373	13.70%	46,418	15.73%
Money market deposit accounts	36,400	12.05%	39,625	13.43%
Certificates of deposit	175,978	58.26%	162,926	55.23%

Total deposits	$302,058	100.00%	$295,023	100.00%

Deposits grew $7.0 million, or 2.4%, to $302.1 million at September 30, 2006 from $295.0 million at December 31, 2005. The growth in deposits reflects the success of sales and marketing efforts. Certificates of deposit balances increased $13.1 million, or 8.0%, to $176.0 million at September 30, 2006 largely due to special promotional rates. The deposit growth was partially offset by balance shifts out of passbook accounts of $5.1 million to certificates of deposit.

Borrowing

The following sets forth information concerning our borrowings for the period indicated.

	September 30, 2006	December 31, 2005
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	41,425	29,417
Securities sold under agreements to repurchase	21,294	23,571
Other borrowings	147	191
Average Advances outstanding during the period:
FHLB Advances	27,890	20,844
Securities sold under agreements to repurchase	14,406	14,847
Other borrowings	132	171
Weighted Average interest rate during the period:
FHLB Advances	4.19%	3.27%
Securities sold under agreements to repurchase	1.50%	1.50%
Other borrowings	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	15,988	29,417
Securities sold under agreements to repurchase	17,124	20,163
Other borrowings	116	151
Weighted Average interest rate at end of period:
FHLB Advances	3.80%	3.90%
Securities sold under agreements to repurchase	1.50%	1.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased from $29,417 at December 31, 2005 to $15,988 at September 30, 2006 due to the cash generated by the public offering.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General

Net income decreased $4.0 million, to a net loss of $3.6 million for the quarter ended September 30, 2006 compared to $409,000 for the same quarter last year. The net loss for the third quarter 2006 was a result of the charitable contribution the Company made to the Chicopee Savings Bank Charitable Foundation with Company common stock in the amount of $5.5 million. The loss from the charitable contribution was partially offset by an increase in interest income of $1.4 million or 23.7%, primarily due to growth in average loans, somewhat offset by higher provision for loan losses.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the periods indicated. The average yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. The yields and costs are annualized. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$48,107	$549	4.52%	$35,335	$321	3.60%
Loans:
Residential real estate loans	149,444	2,020	5.36%	136,818	1,804	5.23%
Commercial real estate loans	126,826	1,998	6.25%	114,086	1,727	6.01%
Consumer loans	22,317	382	6.79%	16,664	246	5.86%
Commercial loans	38,843	730	7.46%	35,919	580	6.41%

Loans, net	337,430	5,130	6.03%	303,487	4,357	5.70%
Other	21,147	296	5.55%	17,735	157	3.51%

Total interest-earning assets	406,684	5,975	5.83%	356,557	4,835	5.38%

Noninterest-earning assets	30,796			25,633

Total assets	$437,480			$382,190

Interest-bearing liabilities:
Deposits:
Money market accounts	$36,593	$180	1.95%	$39,378	$161	1.62%
Savings accounts (2)	44,361	74	0.66%	48,750	77	0.63%
NOW accounts	16,869	14	0.33%	18,143	15	0.33%
Certificates of deposit	170,814	1,765	4.10%	169,121	1,398	3.28%

Total interest-bearing deposits	268,637	2,033	3.00%	275,392	1,651	2.38%
FHLB advances	16,635	163	3.89%	21,725	219	4.00%
Securities sold under agreement to repurchase	13,744	86	2.48%	13,912	53	1.51%
Other borrowings	121	2	6.56%	166	3	7.17%

Total interest-bearing borrowings	30,500	251	3.26%	35,803	275	3.05%

Total interest-bearing liabilities	299,137	2,284	3.03%	311,195	1,926	2.46%

Demand deposits	27,995			26,463
Other noninterest-bearing liabilities	20,372			1,448

Total liabilities	347,504			339,106
Total stockholders’ equity	87,127			43,084

Total liabilities and stockholders’ equity	$434,631			$382,190

Net interest-earning assets	$107,547			$45,362

Tax equivalent net interest income/interest rate spread (3)		3,691	2.80%		2,909	2.92%

Tax equivalent net interest margin as a percentage of interest-earning assets (4)			3.60%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities			135.95%			114.58%

Less: tax equivalent adjustment (1)		(12)			(14)

Net interest income as reported on income statement		$3,679			$2,895

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s tax equivalent interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2006 compared to 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$131	$97	$228
Loans:
Residential real estate loans	170	46	216
Commercial real estate loans	198	73	271
Consumer loans	93	43	136
Commercial loans	50	100	150

Total loans	511	262	773
Other	35	104	139

Total interest-earning assets	$677	$463	$1,140

Interest-bearing liabilities:
Deposits:
Money market accounts	$(12)	$31	$19
Savings accounts (2)	(7)	4	(3)
NOW accounts	(1)	—	(1)
Certificates of deposit	14	353	367

Total deposits	(6)	388	382
FHLB advances	(50)	(6)	(56)
Securities sold under agreement to repurchase	(1)	34	33
Other borrowings	(1)	—	(1)

Total interest-bearing borrowings	(52)	28	(24)

Total interest-bearing liabilities	(58)	416	358

Increase (decrease) in net interest income (3)	$735	$47	$782

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, increased $783,000, or 27.0%, to $3.7 million for the three months ended September 30, 2006 compared to $2.9 million for the same period in 2005, mainly driven by growth in average interest-earning assets, partially offset by higher provision for loan losses. Net interest margin expanded 36 basis points to 3.60% for the three months ended September 30, 2006 from the comparable period in 2005 primarily resulting from increased interest-earning assets, partially mitigated by a higher cost of funds.

Interest and dividend income, on a tax equivalent basis, rose $1.1 million, or 23.7%, to $6.0 million for the three months ended September 30, 2006 compared to $4.8 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $406.7 million for the three months ended September 30, 2006 compared to $356.6 million for the same period last year, an increase of $50.1 million, or 14.1%. Average loans increased $33.9 million, or 11.2%, primarily due to strong originations. Average investment securities expanded $12.8 million, or 36.1%, principally reflecting purchases of agencies with proceeds from the initial public offering. The yield on average interest-earning assets increased 46 basis points to 5.82% for the three months ended September 30, 2006, principally as a result of higher market rates of interest. The higher interest rate environment led to a decrease in the levels of loan prepayment and refinancing volume.

Total interest expense increased $358,000, or 18.6%, to $2.3 million for the three months ended September 30, 2006 from $1.9 million for the same period in 2005, resulting primarily from increased rates paid on average interest-bearing liabilities. Average interest-bearing liabilities decreased $12.1 million, or 3.9%, to $299.1 million for the three months ended September 30, 2006 from $311.2 million for the comparable period in 2005 reflecting slight decrease in interest-bearing deposits and a decrease in FHLB advances. Rates paid on average interest-bearing liabilities rose 57 basis points to 3.03% for the third quarter of 2006, largely reflecting the higher market interest rates. The higher interest rate environment led to an increase in rates paid for new certificates of deposit and borrowings as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses increased $45,000 to $75,000 in the third quarter of 2006 compared to $30,000 for the same period in 2005 primarily due to loan growth. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income declined $50,000, or 11.6%, to $380,000 for the third quarter of 2006 compared to $430,000 for the same period in 2005. Fee income increased $44,000, or 13.7%, to $365,000 in the third quarter of 2006 from $321,000 for the comparable period in 2005 reflecting increase in ATM fee income. Investment commissions totaled $48,000 for the three months ended September 30, 2006 compared to $31,000 in the third quarter of 2005, an increase of $17,000, or 54.8%, mainly resulting from new customers gained as a result of successful business development efforts. Loan sales and servicing income declined $25,000 or 92.6% to $2,000 from $27,000 for the same period in 2005. The Bank did not sell loans during the third quarter 2006 as compared to loan sales of $2.4 million for the third quarter 2005. The gain on sales of available-for-sale securities decreased $69,000 or 84.1% to $13,000 due to reduced number of sales.

Non-interest Expenses

Non-interest expenses increased $6.0 million, or 222.0%, to $8.7 million for the three months ended September 30, 2006 compared to $2.7 million in the third quarter of 2005 largely attributable to the Company’s common stock contribution in the amount of $5.5 million to Chicopee Savings Charitable Foundation as part of the mutual to stock conversion. In addition salaries and benefits expenses rose $277,000, or 18.7%, to $1.8 million for the third quarter of 2006 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated with the Company’s implementation of the Bank’s ESOP in the third quarter 2006.

Income Taxes

The Company’s income tax expense decreased $1.3 million, or 647.7%, to a tax benefit of $1.1 million for the third quarter of 2006 compared to a tax expense of $193,000 in 2005 primarily attributable to the tax benefit of $1.9 million received when the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation. As of September 30, 2006 a valuation allowance of $540,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Charitable Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of our tax planning strategies and changes in the market conditions.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General

Net income decreased $4.1 million, or 352.5%, to a net loss of $2.9 million for the nine months ended September 30, 2006 compared to net income of $1.2 million for the same period last year. The net loss for the first nine month of 2006 was a result of the charitable contribution of Company common stock in the amount of $5.5 million the Company made to the Chicopee Savings Bank Charitable Foundation. The loss from the charitable contribution was partially offset by a increase in net interest income of $1.2 million and an increase in non-interest income of $92,000.

Analysis of Net Interest Income

The following table sets forth average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the periods indicated. The average yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. The yields and costs are annualized. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$40,832	$1,322	4.32%	$33,556	$919	3.67%
Loans:
Residential real estate loans	146,563	5,902	5.38%	134,015	5,364	5.35%
Commercial real estate loans	122,231	5,706	6.24%	110,811	4,996	6.03%
Consumer loans	20,568	1,026	6.67%	15,420	660	5.72%
Commercial loans	38,029	2,072	7.28%	35,117	1,594	6.07%

Loans, net	327,391	14,706	6.01%	295,363	12,614	5.71%
Other	13,166	539	5.47%	11,344	277	3.26%

Total interest-earning assets	381,389	16,567	5.81%	340,263	13,810	5.43%

Noninterest-earning assets	26,835			25,695

Total assets	$408,224			$365,958

Interest-bearing liabilities:
Deposits:
Money market accounts	$34,578	$514	1.99%	$39,501	$439	1.49%
Savings accounts (2)	73,407	230	0.42%	49,621	249	0.67%
NOW accounts	15,052	40	0.36%	18,286	44	0.32%
Certificates of deposit	147,847	4,715	4.26%	159,100	3,666	3.08%

Total interest-bearing deposits	270,884	5,499	2.71%	266,508	4,398	2.21%
FHLB advances	28,008	870	4.15%	19,530	478	3.27%
Securities sold under agreement to repurchase	14,133	196	1.85%	11,560	127	1.47%
Other borrowings	132	7	7.09%	177	9	6.80%

Total interest-bearing borrowings	42,273	1,073	3.39%	31,267	614	2.63%

Total interest-bearing liabilities	313,157	6,572	2.81%	297,775	5,012	2.25%
Demand deposits	24,555			24,149
Other noninterest-bearing liabilities	12,012			1,323

Total liabilities	349,724			323,247
Total stockholders’ equity	58,500			42,711

Total liabilities and stockholders’ equity	$408,224			$365,958

Net interest-earning assets	$68,232			$42,488

Tax equivalent net interest income/interest rate spread (3)		9,995	3.00%		8,798	3.18%

Tax equivalent net interest margin as a percentage of interest-earning assets (4)			3.50%			3.46%

Ratio of interest-earning assets to interest-bearing liabilities			121.79%			114.27%

Less: tax equivalent adjustment (1)		(41)			(44)

Net interest income as reported on income statement		$9,954			$8,754

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s tax equivalent interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended September 30, 2006 compared to 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$221	$181	$402
Loans:
Residential real estate loans	505	33	538
Commercial real estate loans	529	181	710
Consumer loans	245	121	366
Commercial loans	140	338	478

Total loans	1,419	673	2,092
Other	50	212	262

Total interest-earning assets	$1,690	$1,066	$2,756

Interest-bearing liabilities:
Deposits:
Money market accounts	$(60)	$135	$75
Savings accounts (2)	94	(113)	(19)
NOW accounts	(9)	5	(4)
Certificates of deposit	(275)	1,324	1,049

Total deposits	(250)	1,351	1,101
FHLB advances	242	150	392
Securities sold under agreement to repurchase	32	37	69
Other borrowings	(2)	—	(2)

Total interest-bearing borrowings	272	187	459

Total interest-bearing liabilities	22	1,538	1,560

Increase (decrease) in net interest income (3)	$1,668	$(472)	$1,196

(1)	Excludes the changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income increased $1.2 million, or 13.7%, to $10.0 million for the nine months ended September 30, 2006 compared to $8.8 million for the same period in 2005, mainly driven by growth in average interest-earning assets, partially offset by higher cost of deposits. Net interest margin grew 4 basis points to 3.50% for the nine months ended September 30, 2006 from the comparable period in 2005 primarily resulting from increased yields on interest-earning assets, somewhat mitigated by a higher cost of funds.

Total interest and dividend income, on a tax equivalent basis, rose $2.8 million, or 20.0%, to $16.5 million for the nine months ended September 30, 2006 compared to $13.8 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $381.4 million for the nine months ended September 30, 2006 compared to $340.3 million for the same period last year, an increase of $41.1 million, or 12.1%. Average loans increased $32.0 million, or 10.8%, primarily due to strong origination. Average investment securities expanded $7.3 million, or 21.7%, principally reflecting purchases of agencies. The yield on average interest-earning assets grew 38 basis points to 5.81% for the nine months ended September 30, 2006, principally as a result of higher market rates of interest. The higher interest rate environment led to reduced levels of loan prepayment and refinancing volume. In addition, a portion of the Company’s existing interest-sensitive assets repriced to increased rates.

Total interest expense increased $1.6 million, or 31.1%, to $6.6 million for the nine months ended September 30, 2006 from $5.0 million for the same period in 2005, resulting primarily from increased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities increased 56 basis points to 2.81% for the nine months ended September 30, 2006, largely reflecting higher market interest rates. The higher interest rate environment led to an increase in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $15.4 million, or 5.2%, to $313.2 million for the nine months ended September 30, 2006 from $297.8 million for the comparable period in 2005 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses

The provision for loan losses increased $245,000 to $335,000 in the nine months ended September 30, 2006 from $90,000 for the same period in 2005 primarily due to an increase in classified loans since December 31, 2005 and an increase in charge offs totaling $127,000 for the nine months ended September 30, 2006 compared to net charge-offs of $17,000 in 2005. These items were partially offset by a decrease in non-performing loans during the nine months ended September 30, 2006. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $92,000, or 7.6%, to $1.3 million for the nine months ended September 30, 2006 compared to $1.2 million for the same period in 2005. Fee income increased $168,000, or 17.2%, to $1.1 million in the nine months ended September 30, 2006 from $978,000 for the comparable period in 2005 reflecting expansion in deposits. Investment commissions totaled $174,000 for the nine months ended September 30, 2006 compared to $81,000 in the same period last year, an increase of $93,000, or 114.8%, mainly resulting from new customers gained as a result of successful business development efforts. Net gain on sales of available-for-sale securities decreased $141,000 to $31,000 for the first nine months of 2006 due to reduced number of sales in 2006 as well as a decline in the stock prices.

Non-interest Expenses

Non-interest expenses increased $6.4 million, or 77.8%, to $14.6 million for the nine months ended September 30, 2006 compared to $8.2 million in the same period in 2005 principally attributable to the Company’s contribution of common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation as part of the mutual to stock conversion as well as higher salaries and benefits costs. Salaries and benefits expenses rose $487,000, or 10.8%, to $5.0 million for nine months ended September 30, 2006 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated with the Company’s implementation of the Bank’s ESOP in the third quarter 2006. Stationary, supplies and postage expenses fell $24,000, or 9.2%, to $236,000 for the nine months ended September 30, 2006 largely resulting from a reduction in office supplies of $38,000 in the nine months ended September 30, 2006.

Income Taxes

The Company’s income tax expense decreased $1.3 million, or 238.8%, to a tax benefit of $737,000 for the nine months ended September 30, 2006 compared to a tax expense of $531,000 in 2005 primarily attributable to the tax benefit of $1.9 million received when the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation. As of September 30, 2006 a valuation allowance of $540,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Charitable Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of our tax planning strategies and changes in the market conditions.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $39.2 million. Total securities classified as available for sale were $7.0 million at September 30, 2006. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $34.8 million from the Federal Home Loan Bank of Boston. On September 30, 2006, we had $16.0 million of borrowings outstanding. Based on the current level of liquidity we do not anticipate any future FHLB borrowings at this time.

At September 30, 2006, we had $62.8 million in loan commitments outstanding, which consisted of $10.6 million of commercial loan commitments, $4.7 million of mortgage loan commitments, $17.4 million in unadvanced construction loan commitments, $7.2 million in unused home equity lines of credit and $22.9 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2006 totaled $108.4 million, or 38.4%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2006 and December 31, 2005 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of September 30, 2006

Total Capital to Risk Weighted Assets
Company	$110,205	27.8%	N/A	N/A	N/A	N/A
Bank	$72,309	20.4%	$28,414	8.0%	$35,517	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$107,151	27.0%	N/A	N/A	N/A	N/A
Bank	$69,255	19.5%	$14,207	4.0%	$21,310	6.0%

Tier 1 Capital to Average Assets
Company	$107,151	24.5%	N/A	N/A	N/A	N/A
Bank	$69,255	16.4%	$16,915	4.0%	$21,144	5.0%

As of December 31, 2005:

Total Capital to Risk Weighted Assets
Bank	$45,976	13.8%	$26,599	8.0%	$33,249	10.0%

Tier 1 Capital to Risk Weighted Assets
Bank	$43,309	13.0%	$13,300	4.0%	$19,949	6.0%

Tier 1 Capital to Average Assets
Bank	$43,309	11.3%	$15,387	4.0%	$19,222	5.0%

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

For the period ended September 30, 2006 and September 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at September 30, 2006 through September 30, 2007.

	Net Interest Income
Increase (Decrease) in Market interest Rates (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars In Thousands)
300 bp	$15,919	$238	1.5%
200	$15,952	$271	1.7%
100	$15,969	$288	1.8%
—	$15,681	—	—
(100)	$16,187	$506	3.2%
(200)	$16,043	$362	2.3%

The basis points changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information is provided with the Company’s sale of its common stock as part of the Reorganization.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-132512) was May 12, 2006.

b.	The offering was consummated on July 19, 2006 with the sale of 7,439,368 of the 10,183,250 securities registered pursuant to the Registration Statement. Ryan Beck & Co., Inc. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, no par value. The aggregate amount of such securities registered was 10,183,250 shares, which represented an aggregate amount of $10.2 million. The amount included 6,888,304 (or $68.8 million) sold in the offering and 551,064 shares contributed to Chicopee Savings Bank Charitable Foundation.

d.	A reasonable estimate of the expenses incurred in connection with the stock offering was $1.9 million, including expenses paid to and for underwriters of $636,000 and other expenses of $1.3 million. The net proceeds resulting from the offering, after deducting expenses, were $67.0 million.

e.	The net proceeds are currently invested in short-term liquid investments and interest-bearing accounts.

The Company did not repurchase any of its securities in the quarter ended September 30, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (1)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1	Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc.

10.2	Employment Agreement between William J. Wagner and Chicopee Savings Bank

10.3	Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc.

10.4	Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank

10.5	Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank

10.6	Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank

10.7	Form of Chicopee Savings Bank Employee Severance Compensation Plan (1)

10.8	Form of Supplemental Executive Retirement Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: November 10, 2006	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 10, 2006	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)