Form 10-K
period 2006-12-31
CHICOPEE BANCORP, INC.
filed 2007-03-28
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51996

CHICOPEE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4840562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Center Street, Chicopee, Massachusetts	01013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (413) 594-6692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities

Act. YES   ☐    NO   ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act. YES2 ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).

YES   ☐    NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐            Accelerated filer   ☐            Non-accelerated filer   ☒

Based upon the closing price of the registrant’s common stock as of December 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $116,426,109.

The number of shares of Common Stock outstanding as of March 13, 2007 is 7,439,368.

PART I

Item 1.	Business.

General

Chicopee Bancorp, Inc. (the “Corporation”) a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank (the “Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank and Chicopee Bancorp’s initial public offering. The conversion and the offering were completed on July 19, 2006.

The Corporation has no significant assets other than all of the outstanding shares of the Bank. Management of the Corporation and the Bank are substantially similar and the Corporation neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report for Chicopee Bancorp, Inc. and its subsidiaries (the “Company’), including the consolidated financial statements and related financial data, relates primarily to the Bank.

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854. The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services, into a broad line of lending products including one- to four-family, multi-family, commercial real estate, commercial business, construction and development and other types of consumer loans including home equity lines of credit and automobile loans. The Bank generally originates loans for investment. The Bank also purchases one- to four family residential loans from time to time and invests in mortgage-backed securities and other permissible investments. The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, and investment management. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the Federal Home Loan Bank (the “FHLB”) and proceeds from loan sales.

Available Information

The Company’s website is www.chicopeesavings.com. The Company makes available free of charge, on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information on the Company’s website shall not be considered part of this Form 10-K.

Market Area

The Company is headquartered in Chicopee, Massachusetts. The Company’s primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts. The city of Chicopee is a largely urban city and is located in the Pioneer Valley near the intersection of U. S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 80 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Located in the region known as New England’s knowledge corridor, the Bank benefits from a concentration of more than 120,000 students at 32 higher education institutions. Additional economic support is gained from the presence of large employers such as Westover Air Reserve Base, Bay State Health Systems, the University of Massachusetts at Amherst, Big Y Supermarkets, MassMutual Financial Group, Top-Flite Golf Company, and Dow Jones & Co. Other economic activity is provided by the social service agencies and significant tourist attractions such as the Basketball Hall of Fame and Six Flags New England.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available form the Federal Deposit Insurance Corporation, we held approximately 4.1% of the deposits in Hampden County, which was the 10th largest market share out of the 19 financial institutions with offices in Hampden County. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks. There are 20 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Banknorth, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal laws permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. The largest segment of our loan portfolio is one-to-four-family residential real estate loans. The other significant segments of our loan portfolio are commercial real estate loans, multi-family loans, construction loans, commercial business loans and consumer loans. We originate loans primarily for investment purposes.

One- to Four-Family Loans. One of the two largest segments of our loan portfolio is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

We offer fixed-rate loans with terms between 10 and 30 years. Management establishes the loan interest rates based on market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75 percentage points above the one-year constant maturity Treasury index. The maximum amount by which the interest rate on our adjustable-rate mortgage loans may be increased or decreased is generally 2 percentage points per adjustment period and the lifetime interest rate cap is generally 6 percentage points over the initial interest rate of the loan. We also offer adjustable-rate mortgage loans that adjust every three years after an initial three-year fixed period and adjustable-rate mortgage loans that adjust every five years after an initial six-year fixed period. Interest rates and payments on these adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above the three- and five-year constant maturity Treasury index, respectively.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

In an effort to provide financing for first-time buyers, we offer 30-year fixed-rate residential mortgage loans through the Massachusetts Housing Finance Agency First Time Home Buyer Program. In addition, we offer adjustable-rate mortgage loans to municipal employees through the Massachusetts Housing Finance Agency Municipal Employee Mortgage Program. We offer mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

Commercial Real Estate and Multi-Family Loans. The second of the largest segments of our loan portfolio is fixed- and adjustable-rate mortgage loans secured by commercial real estate and multi-family real estate. Our commercial real estate and multi-family loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. We intend to continue to grow our commercial real estate loan portfolio. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family loans for terms up to 20 years. Interest rates and payments on our adjustable-rate loans adjust every one to ten years and generally are adjusted to a rate equal to 2.0% to 3.0% above the corresponding U.S. Treasury rate. Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2006, our largest multi-family real estate loan was for $1.6 million and was secured by two commercial apartment buildings located in Springfield, Massachusetts. At December 31, 2006, our largest commercial real estate loan was for $3.6 million and was secured by a manufacturing building located in Chicopee, Massachusetts. Both of these loans were performing according to their original terms at December 31, 2006.

At December 31, 2006, loan participations totaled $20.8 million. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2006, we had fifteen land loans totaling $1.5 million.

Construction Loans. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2006, our largest outstanding residential construction loan was for $520,000, of which $511,000 was outstanding. At December 31, 2006, our largest outstanding commercial construction loan was for a $3.5 million participation in a $9.0 million loan, of which $3.5 million was outstanding. This loan is for the development of an assisted-care facility. These loans were performing in accordance with their original terms at December 31, 2006.

Commercial Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin. The Company generally does not make unsecured commercial loans.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. At December 31, 2006, our largest commercial loan was a $3.2 million loan, our largest outstanding commercial relationship was $10.7 million and our largest commercial line of credit was $7.5 million, which was outstanding at December 31, 2006. All these loans are secured by assets of the borrower and were performing according to their original terms at December 31, 2006.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles and recreational vehicles and pools and spas and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans with a maximum combined loan to value ratio of 80% and home equity lines of credit with a maximum combined loan to value ratio of 80%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans have fixed interest rates and terms that range from five to 15 years.

We offer automobile and recreational vehicle loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to six years for new automobiles, five years for used automobiles and four years for recreational vehicles. We also offer fixed-rate pool and spa loans up to $10,000 for terms up to five years.

We offer home improvement loans in amounts up to $5,000. These loans have fixed interest rates and terms up to five years.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Real Estate and Multi-Family Loans. Loans secured by commercial real estate and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial real estate and multi-family lending is, the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and/or tax returns on commercial real estate and multi-family loans. In reaching a decision on whether to make a commercial real estate and multi-family loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x; however; this ratio can be lower depending on the amount and type of collateral. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all loan participations to our own underwriting standards. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. Generally, we also conduct an annual internal loan review for loan participations.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases, and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television, on the radio and in newspapers that are widely circulated in Hampden County, Massachusetts. Accordingly, because our rates are competitive, we attract loans from throughout Hampden County. We occasionally purchase participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 11- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to the Massachusetts Housing Finance Agency and Freddie Mac with loan servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans in excess of the Senior Lending Officer limits ($500,000 for real estate loans, $250,000 and $50,000 for secured and unsecured consumer loans, respectively, and $200,000 and $100,000 for secured and unsecured commercial business loans, respectively) must be authorized by the President and the Senior Lending Officer up to 1.5 times the Senior Lending Officer lending limits. All other extensions of credit exceeding such limitations require the approval of the executive committee, a committee of the Board of Directors of the Bank.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2006, our general regulatory limit on loans to one borrower was $21.7 million. At December 31, 2006, our general internal limit on loans to one borrower was $4.0 million, unless approved in excess of this amount by the executive committee. On December 31, 2006, our largest lending relationship, as approved by the executive committee, was a $10.7 million commercial real estate loan relationship, secured by assets of the borrower. The loans that comprise this relationship were performing in accordance with their original terms at December 31, 2006.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2006.

At December 31, 2006, our investment portfolio consisted primarily of short-term U.S. Government and government sponsored enterprise securities, collateralized mortgage obligations, investment-grade marketable equity securities and investment-grade corporate and industrial revenue bonds.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Board of Directors of the Bank has the overall responsibility for approval of our investment policy. The Treasurer is responsible for the implementation of the investment policy. Individual investment transactions are reviewed and approved by our executive committee monthly while portfolio composition and performance are reviewed at least annually by the Board of Directors of the Bank.

Our Treasurer is responsible for ensuring that the investment policy is followed and that all securities are considered prudent for investment. The Treasurer is authorized to execute transactions up to $2.0 million and all transactions exceeding $2.0 million, up to $3.0 million maximum, must also be approved by the President and Chief Executive Officer.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2006, $9.4 million, or 3.0% of our total deposits were municipal deposits. At December 31, 2006, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be at the upper end of the market for rates on all types of deposit products depending on our needs for funds and rates on borrowings.

Borrowed Funds. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Securities sold under agreements to repurchase are customer deposits that are invested overnight in mortgage-related securities. The customers, predominantly commercial customers, set a predetermined balance and deposits in excess of that amount are transferred into the repurchase account from each customer’s checking account. The next banking day, the funds are recredited to their individual checking account along with interest earned at market rates. These types of accounts are often referred to as sweep accounts.

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2006, 2005 and 2004, we received fees of $217,000, $159,000 and $257,000, respectively, through our relationship with Linsco/Private Ledger.

Subsidiary Activities

Chicopee Bancorp, Inc. has two wholly-owned subsidiaries Chicopee Savings Bank and Chicopee Funding Corporation.

Chicopee Funding Corporation. Chicopee Funding Corporation was incorporated in Massachusetts in 2006. Chicopee Funding Corporation was formed to lend funds of $5.95 million to the Chicopee Savings Bank Employee Stock Ownership Plan Trust, which was used to purchase 8%, or 595,149 shares, of the Company’s outstanding common stock as part of the initial public offering.

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2006, CSB Colts had total assets of $1.6 million consisting primarily of industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2006 was $53,000. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2006, CSB Investment had total assets of $20.1 million consisting primarily of marketable equity securities, U.S. Government and government sponsored enterprise securities and collateralized mortgage obligations. CSB Investment’s net income for the year ended December 31, 2006 was $632,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned. Cabot Realty is currently inactive and at December 31, 2006, had total assets of $478,000 consisting primarily of cash and cash equivalents. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2006 had total assets of $17,000.

Personnel

As of December 31, 2006, we had approximately 100 full-time employees and 18 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is currently a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Chicopee Bancorp, a Massachusetts corporation and registered bank holding company. Chicopee Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Chicopee Bancorp, Chicopee Savings Bank and their operations. Chicopee Bancorp is regulated as a bank holding company by the Federal Reserve Board.

Certain regulatory requirements applicable to Chicopee Savings Bank and to Chicopee Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Chicopee Savings Bank and Chicopee Bancorp and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered savings bank, Chicopee Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Chicopee Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

In response to Massachusetts laws enacted in the last few years, the Massachusetts Commissioner of Banks adopted rules that generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital stock.

Loans to a Bank’s Insiders. The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit.

The loans listed above require approval of the majority of the members of Chicopee Savings Bank’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Investments Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See “—Federal Regulations—Investment Activities” for federal restrictions on equity investments.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Chicopee Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Federal Regulations

Capital Requirements Under Federal Deposit Insurance Corporation’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Chicopee Savings Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0.0% risk weight, loans secured by one- to four-family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weighting of 100.0%.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation regulations permit exceptions to these limitations. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Chicopee Savings Bank received approval from the Federal Deposit Insurance Corporation to retain and acquire such equity instruments equal to the lesser of 100% of Chicopee Savings Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Federal Deposit Insurance Corporation has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Related Parties

Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Enforcement

The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including Chicopee Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The Federal Deposit Insurance Corporation has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts.

Chicopee Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Chicopee Savings Bank’s one-time credit is expected to approximate $290,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of Chicopee Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations

Pursuant to the Gramm-Leach-Bliley Act, the Federal Deposit Insurance Corporation has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The new regulations generally require that Chicopee Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Chicopee Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Chicopee Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as amended and as implemented by Federal Deposit Insurance Corporation regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Chicopee Savings Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Chicopee Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Chicopee Savings Bank’s most recent rating under Massachusetts law was “Satisfactory.”

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System

Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $1.6 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Holding Company Regulation

Chicopee Bancorp is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Chicopee Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Chicopee Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Chicopee Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation for Chicopee Savings Bank.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Chicopee Bancorp to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default. This law would have potential applicability if Chicopee Bancorp ever held as a separate subsidiary a depository institution in addition to Chicopee Savings Bank.

Chicopee Bancorp and Chicopee Savings Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Chicopee Bancorp or Chicopee Savings Bank.

The status of Chicopee Bancorp as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Division; and (iii) is subject to examination by the Division. Chicopee Bancorp would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Chicopee Savings Bank.

Federal Securities Laws. Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Executive Officers of the Registrant

Name	Principal Position

William J. Wagner	President and Chief Executive Officer of Chicopee Bancorp and Chicopee Savings Bank

W. Guy Ormsby	Executive Vice President, Chief Financial Officer and Treasurer of Chicopee Bancorp and Executive Vice President and Treasurer of Chicopee Savings Bank

Maria J.C. Aigner	Senior Vice President of Chicopee Bancorp and Senior Vice President, Human Resources, of Chicopee Savings Bank

Alzira C. Costa	Senior Vice President of Chicopee Bancorp and Senior Vice President, Operations and Security, of Chicopee Savings Bank

Russell J. Omer	Senior Vice President of Chicopee Bancorp and Senior Vice President, Lending, of Chicopee Savings Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her position for at least the last five years. Ages presented are as of December 31, 2006.

Maria J.C. Aigner has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Human Resources, of Chicopee Savings Bank since December 2004. Previously, Ms. Aigner served as Vice President, Human Resources. Ms. Aigner is the cousin of Alzira C. Costa, Senior Vice President, Operations and Security, of Chicopee Savings Bank. Age 51.

Alzira C. Costa has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Operations and Security, of Chicopee Savings Bank since 1987. Ms. Costa is the cousin of Maria J.C. Aigner, Senior Vice President, Human Resources. Age 59.

Russell J. Omer has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Lending, since 1998. Age 56.

Item 1A.	Risk Factors.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks. At December 31, 2006, our loan portfolio consisted of $102.8 million, or 27.7%, of commercial real estate loans, $46.3 million, or 12.5%, of commercial business loans and $41.7 million, or 11.2%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We intend to continue to build market share in Hampden County, Massachusetts through our branching strategy. We currently anticipate that we will establish four additional branches by the end of 2009, if market conditions are favorable. There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Certain interest rate movements may hurt our earnings and asset value. Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. While on a year-to-year comparative basis our interest rate spread has only decreased slightly and our net interest margin has increased slightly, this “flattening” of the market yield curve has compressed our interest rate spread and net interest margin, and, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2006, we held 4.1% of the deposits in Hampden County, which was the 10th largest market share of deposits out of the 19 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 20 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

A downturn in the local economy or a decline in real estate values could hurt our profits. Nearly all of our real estate loans are secured by real estate in Hampden County. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings.

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and planned equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended December 31, 2006, our return on equity was (3.57%).

Expenses from operating as a public company and from new stock-based benefit plans will continue to adversely affect our profitability. Our non-interest expenses are impacted as a result of the financial, accounting, legal and various other additional expenses usually associated with operating as a public company. We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Issuance of shares for benefit programs may dilute your ownership interest. We intend to adopt an equity incentive plan. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest could be diluted by up to approximately 4.0%. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued could be diluted by up to approximately 9.1%, assuming stock option grants equal to 10.0% of the shares sold.

Our contribution to Chicopee Savings Bank Charitable Foundation may not be tax deductible, which could hurt our profits. We believe that our contribution to Chicopee Savings Bank Charitable Foundation, valued at $5.5 million, pre-tax, will be deductible for federal income tax purposes. However, we do not have any assurance that the Internal Revenue Service will grant tax-exempt status to the foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. In addition, even if the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully. In the event it is more likely than not that we will be unable to use the entire deduction, we have established a valuation allowance related to the deferred tax asset that has been recorded for this contribution.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We conduct our business through our main office in Chicopee, Massachusetts, five full service branch offices and our lending and operation center. The net book value of our land, buildings, furniture, fixtures and equipment was $4.3 million at December 31, 2006.

Item 3.	Legal Proceedings.

Periodically, we are involved in routine litigation incidental to our business, such as claims to enforce liens and contracts, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters.

On July 20, 2006, Chicopee Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market (“Nasdaq”). Our common stock is listed on the Nasdaq under the symbol “CBNK.” The following table sets forth the high and low closing prices of the common stock for the year ended December 31, 2006, as reported by Nasdaq. The Company did not pay any dividend during the year ended December 31, 2006.

	High	Low
2006
First Quarter	—	—
Second Quarter	—	—
Third Quarter	15.29	14.12
Fourth Quarter	15.71	14.11

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Chicopee Bancorp common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL Thrift <$500M Index. The graph assumes $100 was invested at the close of business on July 20, 2006.

(a)	As of March 13, 2007, the Company had approximately 924 holders of record of the Company’s common stock.

(b)	The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2006.

Item 6.	Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31
	2006	2005	2004	2003	2002
	(In Thousands)
Selected Financial Data:
Total assets	$450,045	$391,349	$352,144	$341,369	$317,245
Cash and cash equivalents	11,528	17,586	22,419	31,978	38,176
Loans, net	368,968	315,649	281,389	256,481	239,992
Securities available-for-sale	7,861	4,934	5,103	12,183	12,623
Securities held-to-maturity	37,411	29,472	22,102	21,185	9,156
Deposits	311,571	295,023	280,769	282,602	266,385
Advances from the Federal Home Loan Bank	15,256	29,417	18,793	13,162	7,454
Total stockholders’ equity	108,446	43,441	42,157	40,132	37,959
Nonperforming assets	1,711	736	656	279	311

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Selected Operating Data:
Interest and dividend income	$22,759	$18,832	$16,508	$16,343	$17,458
Interest expense	9,207	6,930	5,527	6,289	6,928

Net interest and dividend income	13,552	11,902	10,981	10,054	10,530
Provision for loan losses	440	120	120	120	120

Net interest income after provision for loan losses	13,112	11,782	10,861	9,934	10,410
Non-interest income	1,631	1,492	2,359	1,764	1,768
Non-interest expense	17,854	11,087	10,388	9,482	8,708

Income before provision for income taxes	(3,111)	2,187	2,832	2,216	3,470
Income tax (benefit) expense	(577)	771	930	705	1,014

Net income (loss)	($2,534)	$1,416	$1,902	$1,511	$2,456

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets	5.85%	5.47%	5.15%	5.28%	6.30%
Average rate paid on interest-bearing liabilities	2.96%	2.29%	1.95%	2.30%	2.71%
Average interest rate spread	2.89%	3.18%	3.20%	2.98%	3.59%
Net interest margin	3.49%	3.47%	3.44%	3.25%	3.80%
Ratio of interest-earning assets to interest-bearing liabilities	125.29%	113.98%	113.42%	113.01%	108.38%
Non-interest expenses as a percent of average assets	4.28%	2.99%	2.99%	2.86%	2.94%
Return on average assets	(0.61%)	0.38%	0.55%	0.46%	0.83%
Return on average equity	(3.57%)	3.30%	4.59%	3.86%	6.54%
Ratio of average equity to average assets	17.02%	11.58%	11.92%	11.81%	12.69%
Efficiency ratio (1)	117.18%	82.43%	77.30%	80.23%	70.80%
Regulatory Capital Ratios:
Total capital to risk-weighted assets	28.70%	13.83%	14.90%	15.56%	18.62%
Tier 1 capital to risk-weighted assets	27.83%	13.03%	14.01%	14.66%	17.53%
Tier 1 capital to average assets	24.35%	11.27%	11.81%	12.09%	12.27%
Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.46%	0.23%	0.23%	0.11%	0.13%
Nonperforming loans as a percent of total assets	0.38%	0.19%	0.19%	0.08%	0.10%
Allowance for loan losses as a percent of total loans	0.78%	0.82%	0.89%	0.94%	0.97%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	169.96%	353.94%	382.93%	861.65%	753.05%
Net loans charged-off to average interest-earning loans	0.04%	0.01%	—	0.02%	0.02%
Other Data:
Banking offices at end of period	7	7	6	6	6

(1)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on investment securities, property, loans and other, net.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Form 10-K.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges fees and commissions, which includes service charges on deposit accounts, brokerage fee income and other loan fees (including loan brokerage fees and late charges) and income from bank-owned life insurance, and income from loan sales and servicing. In addition, we recognize income or losses from the sale of securities available for sale in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, furniture and equipment expenses, data processing expenses and various other miscellaneous expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment evaluation.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Mortgage Servicing Rights. Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as a component of non-interest expense.

Other-Than-Temporary Impairment. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Benefits,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed to be other than temporary are recorded in earnings as realized losses.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution serving primarily retail customers and businesses in our market areas. We plan to continue our strategy of:

•	expanding our branch network and market area and upgrading our existing branches;

•	continuing to increase our commercial and construction relationships in our expanding market area;

•	increasing our deposit market share in our expanding market area;

•	continuing to increase our sale of non-deposit investment products;

•	improving operating efficiency and cost control; and

•	applying disciplined underwriting practices to maintain the high quality of our loan portfolio.

Expanding our branch network and market area and upgrading our existing branches. From our formation in 1845 until 2002, we operated solely out of our offices located in Chicopee, Massachusetts and focused our lending in Chicopee and the surrounding area. Recently, our management began to implement a growth strategy that expanded our presence into additional communities contiguous to Chicopee. In 2002, we opened a branch to the east of Chicopee in Ludlow and in 2005 we opened a branch to the west of Chicopee in West Springfield. As a result of our efforts to expand our presence, at December 31, 2006, most of our loan portfolio was secured by property within Chicopee and its contiguous communities.

We intend to continue our geographic expansion outside of Chicopee by opening de novo branches in communities contiguous to those currently served by Chicopee Savings Bank. We currently anticipate that we will establish four additional branches by the end of 2009, if market conditions are favorable. In connection with this expansion of our branch network, we currently expect to hire new employees, primarily retail investment and other branch personnel to support our expanded infrastructure. In addition to branching, we are focusing on upgrading existing facilities in an effort to better serve our customers. We currently expect to expand our Memorial Drive branch facilities and provide a new ATM at this branch.

Continuing to increase our commercial relationships in our expanding market area. Since 1999 we have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. In particular, since December 31, 2002, our commercial real estate and commercial business portfolio has increased $59.7 million, or 66.8%, and at December 31, 2006 was 40.2% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and commercial real estate development in our market area. In addition, since December 31, 2003, our securities sold under agreements to repurchase, which are sweep accounts primarily for commercial customers, increased $10.0 million, or 370.1%. Business deposit and checking accounts increased from $19.8 million at December 31, 2003 to $29.1 million at December 31, 2006, an increase of 47.0%. Finally, since 2003, we have increased the number of our commercial lenders and commercial lending support staff.

Increasing our deposit market share in our expanding market area. Retail deposits are our primary source of funds for investing and lending. By offering a variety of deposit products, special and tiered pricing, and superior customer service, we will seek to retain and expand existing customer relationships as well as attract new deposit customers. Personalized service and flexibility with regard to customer needs will continue to be augmented with a full array of delivery channels to maximize customer convenience. These include drive-up banking, ATMs, Internet banking, automated bill payment and telephone banking. Through our continued focus on these deposit-gathering efforts in existing branch locations, couple with our plans for geographic expansion, we expect to increase the overall level of deposits and our market share in the markets we serve.

In addition, historically, one of our primary competitors for retail deposits in the Chicopee market area has been credit unions. Credit unions are formidable competitors since, as tax-exempt organizations, they are able to offer higher rates on retail deposits than banks. By expanding our market area beyond the immediate Chicopee market area, and beyond the market areas of our larger credit union competitors, we intend to increase our overall deposit market share of Hampden County.

Continuing to increase our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $217,000, $159,000 and $257,000 of non-interest income during the years ended December 31, 2006, 2005 and 2004, respectively. In 2005, we had a temporary reduction in our staffing in this area, but since then have increased the number of retail investment personnel. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion

Improving operating efficiency. While our operating efficiency has remained steady for the past two years, with the ratio of non-interest expense to average total assets at 4.28% and 2.99% in 2006 and 2005, respectively, we believe there is potential for further improvement. We recognize that our growth strategies will require greater investments in personnel, marketing, premises and equipment, and we expect these investments to have a negative impact on our expense ratios over the short term. However, we believe our current staff of commercial lenders is capable of managing our commercial relationships in our anticipated expanding branch network and currently expect to hire only one additional commercial lending support staff employee for our anticipated branch expansion. In addition, we anticipate an increase in operating expenses as a result of our public company status, including costs associated with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002, which will require us to perform a more in-depth review of our internal control procedures. We also anticipate higher costs for auditing, accounting, legal and other miscellaneous holding company expenses as a result of being a public company. We will continue our efforts to monitor costs throughout the organization, and over the long term, as our assets grow, we will attempt to lower our ratio of non-interest expense to total average assets.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2006, our nonperforming loans (loans which are 90 or more days delinquent) were 0.5% of our total loan portfolio. Although we intend to continue our efforts to originate nonresidential real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets rose $58.7 million, or 15.0%, to $450.0 million at December 31, 2006, from $391.3 million at December 31, 2005. The growth in assets was primarily attributable to the net subscription proceeds of $67.0 million as well as growth in net loans. Net loans increased by $53.3 million, or 16.9%, to $369.0 million at December 31, 2006, from $315.6 million at December 31, 2005, primarily reflecting origination volume totaling $152.9 million, an increase of $16.7 million, or 12.3% from 2005. The Company’s level of loan closings was strong as a result of several factors including sales activities, a strong housing market, a stable local economy and a low interest rate environment. These factors were somewhat mitigated by normal amortization totaling $93.4 million and the sale of $5.9 million of loans, comprised of $2.6 million of longer-term, fixed rate, one-to four-family residential loans and $3.3 million in participation loans. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages in 2007.

Asset growth was funded primarily with the net subscription proceeds. Total deposits grew $16.5 million, or 5.6%, to $311.6 million at December 31, 2006 compared to $295.0 million at December 31, 2005 reflecting increases in certificates of deposit balances. The growth in deposits was mainly attributable to the success of several strategies designed to attract and retain customers, including the active promotions. FHLB advances decreased $14.1 million, or 48.0%, to $15.3 million at December 31, 2006 from $29.4 million at December 31, 2005.

Total stockholders’ equity increased $65.0 million, or 149.8%, to $108.4 million at December 31, 2006 from $43.4 million at December 31, 2005. This increase was due to the initial public offering, resulting in net proceeds of $67.0 million (including the contribution to the ESOP).

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate multi-family, construction and consumer loans.

The size of our one- to four-family residential loan portfolio has increased during 2006 as new originations outpaced payoffs during the recent refinancing boom. In particular, as a result of the increasing rate environment on our longer-term fixed-rate loans, in 2006 we originated more adjustable-rate loans, which we retain in our portfolio, as opposed to long-term fixed-rate loans, for which we make a determination on a loan by loan basis of our intent to sell. As a percentage of the total loan portfolio, one- to four-family residential loans have decreased as we grew other segments of the portfolio.

Our commercial real estate and multi-family loan portfolio increased during 2006 as a result of significant new development within parts of our market area and our increasing emphasis on this type of lending. As a percentage of the total loan portfolio, commercial real estate and multi-family loans have decreased slightly as we have grown other segments of the portfolio.

Commercial business loans increased during 2006 as a result of our efforts to increase our commercial business loan portfolio, in particular increased marketing efforts and offering a wider variety of services for commercial borrowers, such as additional business deposit and checking products.

Our construction loan portfolio increased during 2006 due to significant new one- to four-family residential real estate development within our market area.

Growth in the consumer loan portfolio is primarily attributable to increased marketing activities and competitive pricing on our home equity products.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One-to four-family	$143,964	38.80%	$132,824	41.83%	$119,190	42.30%	$103,184	40.16%	$118,754	49.38%
Multi-family	11,447	3.09%	11,142	3.51%	10,855	3.85%	14,279	5.56%	10,370	4.31%
Commercial	102,819	27.71%	93,953	29.60%	90,877	32.25%	87,308	33.98%	64,495	26.82%
Construction and development	41,713	11.24%	22,822	7.19%	14,292	5.07%	10,776	4.19%	11,861	4.93%

Total real estate loans	299,943	80.84%	260,741	82.13%	235,214	83.47%	215,547	83.89%	205,480	85.44%

Consumer loans:
Home equity lines of credit	7,766	2.09%	7,918	2.50%	7,640	2.71%	5,923	2.31%	4,111	1.71%
Second mortgages	13,386	3.62%	7,188	2.26%	4,084	1.45%	3,406	1.33%	3,951	1.64%
Other	3,555	0.96%	3,000	0.95%	2,444	0.87%	1,882	0.73%	1,983	0.83%

Total consumer loans	24,707	6.67%	18,106	5.71%	14,168	5.03%	11,211	4.37%	10,045	4.18%

Commercial loans	46,348	12.49%	38,596	12.16%	32,399	11.50%	30,166	11.74%	24,951	10.38%

Total loans	370,998	100.00%	317,443	100.00%	281,781	100.00%	256,924	100.00%	240,476	100.00%

Undisbursed portion of loans in process	21		—		1,391		1,285		1,067
Net deferred loan origination costs	857		811		729		676		791
Allowance for loan losses	(2,908)		(2,605)		(2,512)		(2,404)		(2,342)

Loans, net	$368,968		$315,649		$281,389		$256,481		$239,992

Loan Maturity. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
	(In Thousands)
Amounts due:
One year or less	$135	$28,916	$26,723	$448	$56,222
More than one year to five years	10,215	12,797	12,467	5,629	41,108
More than five years	247,880	—	7,158	18,630	273,668

Total amount due	$258,230	$41,713	$46,348	$24,707	$370,998

The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans	$28,030	$230,065	$258,095
Construction	12,797	—	12,797
Commercial	12,191	7,434	19,624
Consumer	16,427	7,832	24,259

Total loans	$69,445	$245,331	$314,775

The following table sets forth the Company’s loan originations, participation and purchases activity during the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Loans beginning of period	$317,443	$281,781	$256,924

Loans originated:
Real estate	56,967	56,589	59,885
Construction	33,132	37,221	25,428
Commercial	35,322	23,589	20,780
Consumer	14,393	11,208	8,870

Total loans originated	139,814	128,607	114,963

Loans participations purchased	13,062	7,546	1,685

Loan principal repayments	(93,426)	(89,696)	(82,759)
Loan sales	(5,895)	(10,795)	(9,032)

Total deductions	(99,321)	(100,491)	(91,791)

Net loan activity	53,555	35,662	24,857

Loans end of period	$370,998	$317,443	$281,781

Securities. Our securities portfolio consists primarily of U.S. Government and government sponsored enterprise securities and collateralized mortgage obligations. Total securities increased $10.0 million, or 29.2%, in the year ended December 31, 2006 primarily due to the investment of net proceeds from the Company’s stock offering. The investment in U.S. Government and government sponsored enterprise securities increased $9.4 million, which serve as collateral for our increasing amount of securities sold under agreements to repurchase. Total securities increased $7.4 million, or 27.6%, in the year ended December 31, 2005 primarily as a result of the investment in U.S. Government and government sponsored enterprise securities, partially offset by $6.0 million of principal amortization of our collateralized mortgage obligations. All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$6,847	$7,861	$4,796	$4,934	$4,762	$5,103

Total available-for-sale securities	6,847	7,861	4,796	4,934	4,762	5,103

Held-to-maturity securities
U.S. Government and government sponsored enterprise obligations	28,924	28,891	19,497	19,376	5,996	5,976
Corporate and industrial revenue bonds	1,710	1,710	2,311	2,311	2,411	2,425
Collateralized mortgage obligations	6,777	6,498	7,664	7,422	13,695	13,511

Total held-to-maturity securities	37,411	37,099	29,472	29,109	22,102	21,912

Total securities	$44,258	$44,960	$34,268	$34,043	$26,864	$27,015

(1)	Does not include investments in FHLB-Boston stock totaling $1.6 million at December 31, 2006, $2.4 million at December 31, 2005 and $1.6 million at December 31, 2004.

At December 31, 2006, we had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2006.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2006. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held-to-maturity securities
U.S Government and government sponsored enterprise obligations	$26,924	4.97%	$2,000	4.72%	$—	—	$—	—	$28,924	4.95%
Corporate and industrial revenue bonds	—	—	435	5.00%	1,275	4.00%	—	—	1,710	4.25%
Collateralized mortgage obligations	—	—	—	—	548	3.39%	6,229	4.82%	6,777	4.70%

Total held-to-maturity securities	$26,924	4.97%	$2,435	4.77%	$1,823	3.82%	$6,229	4.82%	$37,411	4.88%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, NOW accounts, passbook accounts, money market deposit accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. At December 31, 2006, we did not use brokered deposits as a source of funding. Deposits increased $16.5 million, or 5.6%, for the year ended December 31, 2006. The increase in deposits consisted primarily of an increase in certificates of deposit and demand deposits. The increase in certificates of deposit was attributable primarily to competitive interest rates. The increase in demand deposits was due primarily to our increased emphasis on business deposit and checking activity. Deposits increased $14.3 million, or 5.1%, for the year ended December 31, 2005 primarily as a result of an increase in certificates of deposit and demand deposits, partially offset by a decrease in money market deposit accounts.

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,
	2006	2005	2004
	(In Thousands)
Demand	$29,088	$27,912	$23,327
Savings	40,467	46,418	49,396
Money market	34,083	39,625	40,313
NOW	16,350	18,142	18,255
Certificates of deposit	191,583	162,926	149,478

Total deposits	$311,571	$295,023	$280,769

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2006. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$7,445	4.42%
Over three through six months	18,987	5.13%
Over six through 12 months	15,122	5.01%
Over 12 months	28,303	5.08%

Total	$69,857	5.01%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2006.

	Period to Maturity from December 31, 2006
	Less than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	At December 31,
						2006	2005	2004
				(Dollars in Thousands)
Certificate accounts:
0.00 - 1.00%	$264	$—	$—	$—	$—	$264	$—	$—
1.01 - 2.00	20	—	—	—	—	20	12,471	67,281
2.01 - 3.00	4,303	450	404	—	—	5,157	50,830	31,882
3.01 - 4.00	32,989	5,439	1,519	2,454	—	42,401	54,583	25,737
4.01 - 5.00	54,336	9,163	12,476	9,739	6,140	91,854	43,256	6,847
5.01 - 6.00	26,100	633	8,738	515	15,676	51,662	1,363	4,310
6.01 - 7.00	60	72	93	—	—	225	423	13,421

Total	$118,072	$15,757	$23,230	$12,708	$21,816	$191,583	$162,926	$149,478

The following table presents the deposit activity of the Company for the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Beginning balance	$295,023	$280,769	$282,602
Increase (decrease) before interest credited	8,660	8,241	(6,844)
Interest credited	7,888	6,013	5,011

Net increase (decrease) in deposits	16,548	14,254	(1,833)

Ending Balance	$311,571	$295,023	$280,769

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$41,425	$29,417	$22,673
Securities sold under agreements to repurchase	21,294	23,571	8,730
Other borrowings	147	191	232
Average advances outstanding during the period:
FHLB Advances	$25,037	$20,844	$18,339
Securities sold under agreements to repurchase	13,690	13,387	5,981
Other borrowings	126	171	214
Weighted average interest rate during the period:
FHLB Advances	4.16%	3.27%	2.24%
Securities sold under agreements to repurchase	2.00%	1.50%	1.50%
Other borrowings	7.00%	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	$15,256	$29,417	$18,793
Securities sold under agreements to repurchase	12,712	20,163	7,581
Other borrowings	104	151	195
Weighted average interest rate at end of period:
FHLB Advances	3.82%	3.90%	2.76%
Securities sold under agreements to repurchase	2.50%	1.50%	1.50%
Other borrowings	7.00%	7.00%	7.00%

Federal Home Loan Bank advances decreased $14.2 million, or 48.1%, for the year ended December 31, 2006 due to principal payments. These advances mature in 2007 through 2014. Federal Home Loan Bank advances increased $10.6 million, or 56.5%, for the year ended December 31, 2005. The increase in Federal Home Loan Bank advances during the period was used to fund loan growth.

Securities sold under agreements to repurchase decreased $7.5 million, or 37.0%, during the year ended December 31, 2006, due to a decrease in sweep balances maintained by commercial customers and increased $12.6 million, or 166.0%, during the year ended December 31, 2005, primarily due to our introduction and marketing of this sweep account commercial cash management product. The increase in securities sold under agreements to repurchase during this period was used to fund loan growth.

In addition, at December 31, 2006, we had the ability to borrow a total of $2.0 million from a correspondent bank, none of which was borrowed at such date.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2006, 2005 and 2004. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Investments:	$42,398	$1,858	4.38%	$35,022	$1,297	3.70%	$28,777	$1,099	3.82%
Loans:
Residential real estate loans	149,665	8,083	5.40%	135,745	7,274	5.36%	127,416	6,957	5.46%
Commercial real estate loans	125,975	7,917	6.28%	112,152	6,786	6.05%	97,556	5,934	6.08%
Consumer loans	21,412	1,438	6.72%	16,053	933	5.81%	12,344	689	5.58%
Commercial loans	38,072	2,781	7.30%	35,257	2,197	6.23%	30,598	1,579	5.16%

Loans, net	335,124	20,219	6.03%	299,207	17,190	5.75%	267,914	15,159	5.66%
Other	12,463	735	5.90%	10,766	401	3.72%	25,187	308	1.23%

Total interest-earning assets	389,985	22,812	5.85%	344,995	18,888	5.47%	321,878	16,566	5.15%

Noninterest-earning assets	26,895			25,588			25,485

Total assets	$416,880			$370,583			$347,363

Interest-bearing liabilities:
Deposits:
Money market accounts	$35,636	$748	2.10%	$39,734	$603	1.52%	$38,683	$302	0.78%
Savings accounts (2)	64,495	300	0.47%	48,229	312	0.65%	49,126	320	0.65%
NOW accounts	15,532	54	0.35%	18,147	58	0.32%	18,489	55	0.30%
Certificates of deposit	156,748	6,786	4.33%	160,714	5,040	3.14%	152,960	4,334	2.83%

Total interest-bearing deposits	272,411	7,888	2.90%	266,824	6,013	2.25%	259,258	5,011	1.93%
FHLB advances	25,037	1,030	4.11%	20,844	682	3.27%	18,339	411	2.24%
Securities sold under agreement to repurchase	13,690	280	2.05%	14,847	223	1.50%	5,981	90	1.50%
Other borrowings	126	9	7.00%	171	12	7.00%	214	15	7.00%

Total interest-bearing borrowings	38,853	1,319	3.39%	35,862	917	2.56%	24,534	516	2.10%

Total interest-bearing liabilities	311,264	9,207	2.96%	302,686	6,930	2.29%	283,792	5,527	1.95%

Demand deposits	25,591			24,866			21,489
Other noninterest-bearing liabilities	9,052			115			664

Total liabilities	345,907			327,667			305,945
Total stockholders’ equity	70,973			42,916			41,418

Total liabilities and stockholders’ equity	$416,880			$370,583			$347,363

Net interest-earning assets	$78,721			$42,309			$38,086

Tax equivalent net interest income/interest rate spread (3)		13,605	2.89%		11,958	3.18%		11,039	3.20%

Tax equivalent net interest margin as a percentage of interest-earning assets (4)			3.49%			3.47%			3.43%

Ratio of interest-earning assets to interest-bearing liabilities			125.29%			113.98%			113.42%

Less: tax equivalent adjustment (1)		(53)			(56)			(58)

Net interest income as reported on income statement		$13,552			$11,902			$10,981

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.

(2)	Savings accounts include mortgagors’ escrow deposits.

(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s tax equivalent interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Years Ended December 31, 2006 Compared to December 31, 2005			Years Ended December 31, 2005 Compared to December 31, 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$300	$261	$561	$232	$(33)	$199
Loans:
Residential real estate loans	753	56	809	448	(131)	317
Commercial real estate loans	860	271	1,131	881	(29)	852
Consumer loans	344	161	505	214	30	244
Commercial loans	185	399	584	262	357	618

Total loans	2,142	887	3,029	1,805	227	2,031
Other	71	263	334	(257)	349	93

Total interest-earning assets	$2,513	$1,411	$3,924	$1,780	$543	$2,323

Interest-bearing liabilities:
Deposits:
Money market accounts	$(67)	$212	$145	$8	$293	$301
Savings accounts (1)	90	(102)	(12)	(8)	—	(8)
NOW accounts	(9)	5	(4)	(1)	4	3
Certificates of deposit	(127)	1,873	1,746	223	483	706

Total interest-bearing deposits	(113)	1,988	1,875	222	780	1,002
FHLB advances	153	195	348	62	209	271
Securities sold under agreement to repurchase	(19)	76	57	133	—	133
Other borrowings	(3)	0	(3)	(3)	—	(3)

Total interest-bearing borrowings	131	271	402	192	209	401

Total interest-bearing liabilities	18	2,259	2,277	414	989	1,403

(Decrease) increase in net interest income	$2,495	$(848)	$1,647	$1,366	$(446)	$920

(1)	Includes interest on mortgagors’ escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. For the year ended December 31, 2006, the Company reported a net loss of $2.5 million compared to net income of $1.4 million for the year ended December 31, 2005. The net loss for the year ended December 31, 2006 was a result of the charitable contribution the Company made to the Foundation of Company common stock in the amount of $5.5 million. The loss from the charitable contribution was partially offset by an increase in net interest income after provision for loan losses of $1.3 million or 11.3%, primarily due to growth in average loans, somewhat offset by higher provision for loan losses.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $13.6 million for the year ended December 31, 2006, an increase of $1.7 million, or 13.8%, from $11.9 million for the same period in 2005 reflecting growth in average earning assets of $45.0 million, or 13.0%, partially offset by higher cost of deposits. Net interest margin, on a tax equivalent basis, increased 2 basis points to 3.49% for the year ended December 31, 2006 from 3.47% for the same period in 2005 primarily attributable to a increase in the tax equivalent yield on interest-earning assets, offset by higher rates paid on deposits and an increase in higher cost certificate of deposits.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, increased $3.9 million, or 20.8%, to $22.8 million for the year ended December 31, 2006 from $18.9 million in 2005 largely reflecting growth in average interest-earning assets, somewhat mitigated by a higher tax equivalent yield on interest-earning assets. Average interest-earning assets totaled $390.0 million for the year ended December 31, 2006 compared to $345.0 million for the same period last year, representing an increase of $45.0 million, or 13.0%. Average loans increased $35.9 million, or 12.0%, primarily due to strong origination somewhat mitigated by amortization. Average investment securities rose $7.4 million, or 21.1%, mainly attributable to additional purchases of governmental securities, somewhat offset by principal payments. The tax equivalent yield on interest-earning assets increased 39 basis points to 5.85% for the year ended December 31, 2006, largely attributable to higher market rates of interest. The higher interest rate environment led to reduced levels of loan prepayments and refinancing as well as a slow down in cash flows and premium amortization. In addition, a portion of the Company’s existing interest-sensitive assets repriced to increased rates.

Interest Expense. Total interest expense increased $2.3 million, or 32.9%, to $9.2 million for the year ended December 31, 2006 from $6.9 million in 2005 resulting primarily from higher rates paid on interest-bearing liabilities. Average interest-bearing liabilities totaled $311.3 million for the year ended December 31, 2006, representing an increase of $8.6 million, or 2.8%, from $302.7 million for the same period in 2005 due to an increase in interest-bearing deposits and borrowings. Average interest-bearing deposits grew $5.6 million, or 2.1%, to $272.4 million for the year ended December 31, 2006, primarily attributable to increased balances in savings deposit accounts, promotional activities, and competitive pricing. Average savings deposit balances rose $16.3 million, or 33.7%, to $64.5 million for the year ended December 31, 2006 due in large part to special promotions. Average borrowings increased $3.0 million, or 8.3%, to $38.9 million for the year ended December 31, 2006. The rate paid on interest-bearing liabilities increased 67 basis points to 2.96% for the year ended December 31, 2006 from 2.29% in 2005, reflecting the higher interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses increased by $320,000 to $440,000 for the year ended December 31, 2006 from $120,000 for the same period in 2005. The primary factors contributing to the higher provision in 2006 are an increase of $975,000 in non-performing loans in 2006 as well as overall loan portfolio growth.

Non-interest Income. Total non-interest income increased $139,000, or 9.3%, to $1.6 million for the year ended December 31, 2006 compared to $1.5 million for the same period in 2005. The 2006 results included gains from loan sales and servicing totaling $117,000, compared to $70,000 in 2005, an increase of $47,000 or 67.0%. This resulted mainly from the increase of $67,000 for the value of additional mortgage servicing rights Fee income increased $170,000, or 12.9%, to $1.5 million for the year ended December 31, 2006 from $1.3 million for the comparable period in 2005 reflecting expansion in deposit balances and transaction volume. In addition, investment commissions totaled $217,000 for the year ended December 31, 2006 compared to $158,000, an increase of $59,000, or 37.3%, mainly resulting from new customers gained as a result of successful business development efforts.

Non-interest Expenses. Non-interest expenses rose $6.8 million, or 61.0%, to $17.9 million for the year ended December 31, 2006 largely attributable to the Company’s common stock contribution in the amount of $5.5 million to the Foundation as part of the mutual to stock conversion and growth in salaries and benefits. Salaries and benefits increased $685,000, or 11.2%, to $6.8 million in 2006 mainly as a result of additional staffing costs to support the requirements of a public company, increased benefit costs associated with the Company’s implementation of the Bank’s ESOP and standard wage increases.

Income Taxes. The Company’s income tax expense decreased $1.3 million to a tax benefit of $577,000 for the year ended December 31, 2006 compared to a tax expense of $771,000 in 2005 mainly attributable the tax benefit received from the Company’s common stock contribution to the Foundation. As of December 31, 2006 a valuation allowance of $800,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of our tax planning strategies and changes in the market conditions.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

General. For the year ended December 31, 2005, the Company reported net income of $1.4 million, compared to net income of $1.9 million for the year ended December 31, 2004. Several factors influenced the 2005 results including growth in loans, securities held-to-maturity and deposits, partially offset by a decline in non-interest income and higher non-interest expenses.

Net Interest Income. Net interest income increased by $921,000, or 8.4%, to $11.9 million in the year ended December 31, 2005. Total interest income increased $2.3 million, or 14.1%, to $18.8 million for the year ended December 31, 2005, primarily as a result of an increase in interest income on loans. Interest income on loans increased 13.4% to $17.2 million for 2005 due to increases in the average balance and average yield. During 2005 our loan portfolio increased, primarily in higher yielding commercial real estate, multi-family, commercial business and construction loans. Interest income on securities increased 19.2% to $1.2 million for 2005 due to increases in the average balances, partially offset by a decrease in average yields of securities due to investment in shorter-term securities.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, increased $2.3 million, or 13.7%, to $18.9 million for the year ended December 31, 2005 from $16.6 million in 2004 largely reflecting a higher tax equivalent yield on interest-earning assets, somewhat mitigated by a decline in other average interest-earning assets. The tax equivalent yield on interest-earning assets increased 33 basis points to 5.46% for the year ended December 31, 2005 largely attributable to higher market rates of interest. In addition, a portion of the Company’s existing interest-sensitive assets repriced to higher rates. Average interest-earning assets totaled $345.0 million for the year ended December 31, 2005 compared to $321.9 million for the same period last year, representing an increase of $23.1 million, or 7.2%. Average investment securities grew $6.2 million, or 21.7%, principally due to purchases of securities partially offset by normal amortization in the existing portfolio. Average loans increased $31.3 million, or 11.7%, primarily reflecting strong origination volume in the residential real estate, commercial real estate, commercial and home equity portfolios and refinancing activity in the residential and commercial mortgage categories, partially offset by sales of fixed-rate residential mortgages as well as amortization and prepayments of the existing loan portfolio.

Interest Expense. Total interest expense increased $1.4 million, or 25.4%, to $6.9 million for the year ended December 31, 2005, due primarily to increases in the average balances and average costs of deposits, in particular certificates of deposit. In connection with our 2005 branch opening, we offered promotional rates with higher levels of interest payments. In addition, the average balances and average costs of borrowings increased in 2005, due primarily to increases in our securities sold under agreements to repurchase and increased rates on Federal Home Loan Bank advances due to the increasing rate environment.

Provision for Loan Losses. The Company’s provision for loan losses remained unchanged at $120,000 for the year ended December 31, 2005 and 2004. Management assessed several factors in determining to make these levels of additions to the allowance for loan losses. In particular, nonaccrual loans increased slightly to $736,000 at December 31, 2005 from $656,000 at December 31, 2004. We also had net charge-offs of $27,000 for the year ended December 31, 2005, as compared to $12,000 for the year ended December 31, 2004. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. Offsetting these factors that indicate additional provisions may be needed, was the continued strong borrower credit quality as demonstrated by the decreases in the amount of loans 30 to 89 days past due to $1.2 million at December 31, 2005 from $1.6 million at December 31, 2004. In addition, classified loans decreased to $3.3 million at December 31, 2005 from $5.2 million at December 31, 2004. In 2005, we also increased the depth of our loan underwriting staff by hiring an experienced commercial lender.

Non-interest Income. During the year ended December 31, 2005, service charges, fees and commissions decreased primarily as a result of a $98,000, or 38.1%, decrease in brokerage fee income due to the temporary reduction in our staffing in this area and a $56,000, or 12.8%, decrease in income from bank-owned life insurance. In 2004, we capitalized $650,000 of mortgage servicing rights as a result of our adoption of SFAS No. 140 in 2004, regarding the recognition and measurement of servicing assets and liabilities, including mortgage servicing rights.

Non-interest Expenses. During the year ended December 31, 2005, salaries and employee benefits, occupancy expenses and furniture and equipment increased as a result of the opening of our West Springfield branch, including increasing the number of employees to staff the new branch.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2005 was $771,000 compared to $930,000 for the year ended December 31, 2004. Income taxes decreased due to the decrease in income before income taxes.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. Generally, when the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and phone calls are made. If payment is not then received by the 45th day of delinquency, we will attempt to contact the borrower by telephone. If no successful workout can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure and/or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the executive committee monthly regarding the amount of loans delinquent more than 90 days or over $125,000, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market price, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any real estate owned, troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accrual loans:
Real estate	$1,460	$545	$632	$117	$231
Construction	—	—	—	—	—
Commercial	243	183	5	159	78
Consumer	8	8	19	3	2

Total nonperforming assets	$1,711	$736	$656	$279	$311

Total nonperforming loans as a percentage of total loans (1)	0.46%	0.23%	0.23%	0.11%	0.13%
Total nonperforming assets as a percentage of total assets (2)	0.38%	0.19%	0.19%	0.08%	0.10%

(1)	Total loans include loans, undisbursed portion of loans in process, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Interest income that would have been recorded for the year ended December 31, 2006 had nonaccruing loans been current according to their original terms amounted to $48,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2006 was $28,000.

Regulators have adopted various regulations and practices regarding problem assets of financial institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified. We perform an internal analysis of our loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, we regularly analyze the losses inherent in our loan portfolio and our nonperforming loans to determine the appropriate level of the allowance for loan losses. There are four classifications for problem assets: loss, doubtful, substandard and special mention. An asset classified as “loss” is normally fully charged-off. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Nonaccruing loans are normally classified as substandard. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.”

The following table shows the aggregate amounts of our classified assets at the dates indicated. We did not have any assets classified as “doubtful” or “loss” at the dates presented.

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Special mention assets	$6,339	$282	$3,274
Substandard assets	3,754	3,009	1,887

Total classified assets	$10,093	$3,291	$5,161

Other than disclosed in the above tables, there are no other loans at December 31, 2006 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the incurred losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends, risk rating trends and regulatory conditions. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

At December 31, 2006, our allowance for loan losses represented 0.8% of total gross loans and 170.0% of nonperforming loans. The allowance for loan losses increased slightly from $2.6 million at December 31, 2005 to $2.9 million at December 31, 2006, due to a provision for loan losses of $440,000, partially offset by net charge-offs of $137,000. The provision for loan losses in the year ended December 31, 2006 reflects management’s assessment of several factors. In particular, nonaccrual loans increased slightly to $1,711,000 at December 31, 2006 from $736,000 at December 31, 2005. We also had net charge-offs of $137,000 for the year ended December 31, 2006, as compared to $27,000 for the year ended December 31, 2005. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans.

At December 31, 2005, our allowance for loan losses represented 0.8% of total gross loans and 353.9% of nonperforming loans. The allowance for loan losses increased from $2.5 million at December 31, 2004 to $2.6 million at December 31, 2005 due to the provision for loan losses of $120,000, partially offset by net charge-offs of $27,000. The provision for loan losses in the year ended December 31, 2005 reflects management’s assessment of several factors. In particular, nonaccrual loans increased to $736,000 at December 31, 2005 from $656,000 at December 31, 2004. Classified loans decreased to $3.3 million at December 31, 2005 from $5.2 million at December 31, 2004. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. Offsetting these factors that indicate additional provisions may be needed, was the continued strong borrower credit quality as demonstrated by the decreases in the amount of loans 30 to 89 days past due to $1.2 million at December 31, 2005 from $1.6 million at December 31, 2004. In addition, we had net charge-offs of $27,000 for the year ended December 31, 2005 as compared to $12,000 for the year ended December 31, 2004. There was no change in the loss factors used to calculate the allowance from December 31, 2004 to December 31, 2005.

The following table sets forth the Company’s percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated.

	For Years Ended December 31,
	2006			2005			2004
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate-mortgage	$1,467	50.44%	69.60%	$1,754	67.33%	74.94%	$1,550	61.70%	78.40%
Construction	626	21.53%	11.24%	—	—	7.19%	—	—	5.07%
Commercial	724	24.90%	12.49%	580	22.26%	12.16%	749	29.82%	11.50%
Consumer	91	3.13%	6.67%	271	10.41%	5.71%	213	8.48%	5.03%
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,908	100.00%	100.00%	$2,605	100.00%	100.00%	$2,512	100.00%	100.00%

	For Years Ended December 31,
	2003			2002
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate-mortgage	$1,464	60.90%	79.70%	$1,209	51.62%	80.51%
Construction	—	—	4.19%	—	—	4.93%
Commercial	432	17.97%	11.74%	401	17.12%	10.38%
Consumer	168	6.99%	4.37%	151	6.45%	4.18%
Unallocated	340	14.14%	—	581	24.81%	—

Total allowance for loan losses	$2,404	100.00%	100.00%	$2,342	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that our banking regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. Our banking regulators may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the period indicated.

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$2,605	$2,512	$2,404	$2,342	$2,280
Charged-off loans:
Real estate-mortgage	47	—	—	4	34
Construction	—	—	—	—	—
Commercial	88	17	34	67	20
Consumer	4	14	3	—	7

Total charged-off loans	139	31	37	71	61

Recoveries on loans previously charged-off:
Real estate-mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	2	1	25	13	—
Consumer	—	3	—	—	3

Total recoveries	2	4	25	13	3

Net loans charged-off	137	27	12	58	58
Provision for loan losses	440	120	120	120	120

Allowance for loan losses, end of period	$2,908	$2,605	$2,512	$2,404	$2,342

Net loans charged-off to average loans, net	0.04%	0.01%	0.00%	0.02%	0.02%
Allowance for loan losses to total loans (1)	0.78%	0.82%	0.89%	0.94%	0.97%
Allowance for loan losses to nonperforming loans (2)	169.96%	353.94%	382.93%	861.65%	753.05%
Net loans charged-off to allowance for loan losses	4.71%	1.04%	0.48%	2.41%	2.48%
Recoveries to charge-offs	1.44%	12.90%	67.57%	18.31%	4.92%

(1)	Total loans include loans, less unadvanced loan funds, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; increasing our focus on shorter-term, adjustable-rate commercial and multi-family lending; selling fixed-rate mortgage loans; and periodically selling available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management, to communicate, coordinate and control all aspects involving asset/liability management. The committee reports to the Board of Directors of the Bank quarterly and establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed monthly and presented to the Asset/Liability Committee and Board of Directors of the Bank. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee and the Board of Directors of the Bank on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2006 through December 31, 2007.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars In Thousands)
300 bp	$14,467	($469)	(3.1%)
200	$14,553	($383)	(2.6%)
100	$14,796	($140)	(0.9%)
—	$14,936	—	—
(100)	$15,250	$314	2.1%
(200)	$15,215	$279	1.9%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $11.5 million. Securities classified as available for sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $6.4 million at December 31, 2006. Total securities classified as available for sale were $7.9 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $107.7 million from the Federal Home Loan Bank of Boston. On December 31, 2006, we had $15.3 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2006, we had $63.9 million in loan commitments outstanding, which consisted of $12.7 million of mortgage loan commitments, $17.4 million in unadvanced construction loan commitments, $32.8 million in unused home equity lines of credit and $1.8 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2006 totaled $118.1 million, or 61.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2006 (in thousands).

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Then Five Years
Long-term debt	$15,256	$57	$—	$4,426	$10,773
Operating lease obligations	2,295	206	383	374	1,332
Other long-term liabilities reflected on the company’s balance sheet under GAAP	104	—	104	—	—

Total	$17,655	$263	$487	$4,800	$12,105

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines

Our consolidated equity increased by $65.0 million to $108.4 million during 2006, primarily a result of the net proceeds from the initial public offering of $67.0 million, reduced by the net loss of $2.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Federal Deposit Insurance Corporation regulations, we are not allowed to repurchase any shares during the first year following our initial public offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to the consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the years ended December 31, 2006 and December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Inflation and Changing Prices.

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Application of Critical Accounting Policies.

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The information pertaining to the Company’s significant accounting policies is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and in the discussion under “Allowance for Loan Losses” contained in the Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

Information required by this item included herein beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

For information concerning Chicopee Bancorp’s code of ethics, the information contained under the section captioned “Corporate Governance – Code of Ethics and Business Conduct” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 11.	Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person or securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Information required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Approval of the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan – Equity Compensation Plan Information” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Parties” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 3 – Ratification of Appointment of Auditors” in Chicopee Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

No.	Description
3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (1)

4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1*	Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (2)

10.2*	Employment Agreement between William J. Wagner and Chicopee Savings Bank (2)

10.3*	Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc. (2)

10.4*	Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank (2)

10.5*	Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank (2)

10.6*	Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank (2)

10.7*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)

10.8*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)

10.9*	Form of Loan Agreement (1)

10.10*	Form of Chicopee Savings Bank Employee Severance Compensation Plan (1)

10.11*	Form of Chicopee Savings Bank Supplemental Executive Retirement Plan (1)

10.12*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner (1)

21.0	List of Subsidiaries

23.0	Consent of Berry, Dunn, McNeil & Parker

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated by reference in this document to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (File No. 000-51996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 15, 2007
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner William J. Wagner	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ W. Guy Ormsby W. Guy Ormsby	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and chief accounting officer)	March 15, 2007

/s/ James P. Lynch James P. Lynch	Director	March 15, 2007

/s/ William D. Masse William D. Masse	Director	March 15, 2007

/s/ Edwin M. Sowa Edwin M. Sowa	Director	March 15, 2007

/s/ David P. Fontaine David P. Fontaine	Director	March 15, 2007

/s/ Arthur F. DuBois Arthur F. DuBois	Director	March 15, 2007

/s/ William J. Giokas William J. Giokas	Director	March 15, 2007

/s/ Francine Jasinski Hayward Francine Jasinski Hayward	Director	March 15, 2007

/s/ Edmund J. Mekal Edmund J. Mekal	Director	March 15, 2007

/s/ John P. Moylan John P. Moylan	Director	March 15, 2007

/s/ Gregg F. Orlen Gregg F. Orlen	Director	March 15, 2007

/s/ Judith T. Tremble Judith T. Tremble	Director	March 15, 2007

/s/ Thomas J. Bardon Thomas J. Bardon	Director	March 15, 2007

/s/ James H. Bugbee James H. Bugbee	Director	March 15, 2007

/s/ Louis E. Dupuis Louis E. Dupuis	Director	March 15, 2007

/s/ Douglas K. Engebretson Douglas K. Engebretson	Director	March 15, 2007

/s/ Edward J. Fitzgerald Edward J. Fitzgerald	Director	March 15, 2007

/s/ Paul C. Picknelly Paul C. Picknelly	Director	March 15, 2007

/s/ Barry W. Soden Barry W. Soden	Director	March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As disclosed in notes 1 and 14 to the financial statements, the Company changed its method of accounting for the defined benefit pension plan during 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Portland, Maine
March 22, 2007

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Cash and due from banks	$8,816	$10,003
Short-term investments	1,132	4,181
Federal funds sold	1,580	3,402

Cash and cash equivalents	11,528	17,586
Securities available-for-sale, at fair value	7,861	4,934
Securities held-to-maturity, at cost (fair value $37,099 and $29,109 at December 31, 2006 and 2005, respectively)	37,411	29,472
Federal Home Loan Bank stock, at cost	1,574	2,447
Loans receivable, net of allowance for loan losses ($2,908 at December 31, 2006 and $2,605 at December 31, 2005)	368,968	315,649
Cash surrender value of life insurance	11,200	10,801
Premises and equipment, net	7,003	7,079
Accrued interest and dividends receivable	1,901	1,341
Deferred income tax asset	1,538	662
Other assets	1,061	1,378

Total assets	$450,045	$391,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$29,088	$27,912
Interest-bearing	282,483	267,111

Total deposits	311,571	295,023
Securities sold under agreements to repurchase	12,712	20,163
Advances from Federal Home Loan Bank	15,256	29,417
Mortgagors’ escrow accounts	997	971
Accrued expenses and other liabilities	1,063	2,334

Total liabilities	341,599	347,908

Commitments and contingencies (notes 10, 11, 12 and 13)
Stockholders’ equity:
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued and outstanding at December 31, 2006 and none issued or outstanding at December 31, 2005)	72,479	—
Additional paid-in capital	144	—
Unearned compensation	(5,654)	—
Retained earnings	40,817	43,351
Accumulated other comprehensive income	660	90

Total stockholders’ equity	108,446	43,441

Total liabilities and stockholders’ equity	$450,045	$391,349

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Interest and dividend income:
Loans	$20,219	$17,190	$15,159
Investment securities	1,805	1,241	1,041
Other interest-earning assets	735	401	308

Total interest and dividend income	22,759	18,832	16,508

Interest expense:
Deposits	7,888	6,013	5,011
Securities sold under agreements to repurchase	280	223	90
Other borrowed funds	1,039	694	426

Total interest expense	9,207	6,930	5,527

Net interest income	13,552	11,902	10,981
Provision for loan losses	440	120	120

Net interest income, after provision for loan losses	13,112	11,782	10,861

Non-interest income:
Service charges, fee and commissions	1,489	1,319	1,503
Loan sales and servicing	117	70	788
Net gain on sales of securities available-for-sale	25	103	68

Total non-interest income	1,631	1,492	2,359

Non-interest expenses:
Salaries and employee benefits	6,792	6,107	5,750
Occupancy expenses	1,065	976	942
Furniture and equipment	946	858	739
Data processing	700	594	608
Stationery, supplies and postage	302	322	295
Charitable foundation contribution	5,511	—	—
Other noninterest expense	2,538	2,230	2,054

Total non-interest expenses	17,854	11,087	10,388

Income (loss) before income taxes	(3,111)	2,187	2,832
Income tax expense (benefit)	(577)	771	930

Net income (loss)	$(2,534)	$1,416	$1,902

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands, except number of shares)
Balance at December 31, 2003	$—	$—	$—	$40,033	$98	$40,131
Comprehensive income:
Net income	—	—	—	1,902	—	1,902
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $ 85)	—	—	—	—	124	124

Total comprehensive income						2,026

Balance at December 31, 2004	—	—	—	41,935	222	42,157
Comprehensive income:
Net income	—	—	—	1,416	—	1,416
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $ 71)	—	—	—	—	(132)	(132)

Total comprehensive income						1,284

Balance at December 31, 2005	—	—	—	43,351	90	43,441
Comprehensive loss:
Net loss	—	—	—	(2,534)	—	(2,534)
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $ 306)	—	—	—	—	570	570

Total comprehensive loss						(2,534)

Issuance of common stock for initial public offering, (6,888,304 shares) net of expenses of $ 1,900	66,968	—	—	—	—	66,968
Issuance of common stock to Chicopee Savings Bank
Charitable Foundation (551,064 shares)	5,511	—	—	—	—	5,511
Stock purchase for ESOP			(5,951)			(5,951)
Change in unearned compensation	—	144	297	—	—	441

Balance at December 31, 2006	$72,479	$144	$(5,654)	$40,817	$660	$107,876

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,534)	$1,416	$1,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	779	712	618
Net (accretion) amortization of investments	9	(30)	32
Provision for loan losses	440	120	120
Increase in cash surrender value of life insurance	(399)	(382)	(438)
Realized gains on investment securities, net	(25)	(103)	(68)
Other-than-temporary impairment of investment security	—	50	—
Net gains on sales of loans and other real estate owned	(14)	(12)	(31)
Deferred income taxes	(1,182)	(9)	317
Decrease (increase) in other assets	317	(374)	(626)
Decrease (increase) in accrued interest receivable	(559)	(254)	(65)
Increase (decrease) in other liabilities	(1,272)	449	41
ESOP expense	441	—	—
Contribution of common stock to Charitable Foundation	5,511	—	—

Net cash provided by operating activities	1,512	1,583	1,802

Cash flows from investing activities:
Additions to premises and equipment	(704)	(1,346)	(1,452)
Loans originations and principal collections, net	(53,744)	(34,369)	(24,998)
Proceeds from sales of securities available-for-sale	4,823	1,624	10,191
Proceeds from sale of other real estate owned	—	—	2
Purchases of securities available-for-sale	(6,849)	(1,605)	(2,857)
Purchases of securities held-to-maturity	(80,263)	(54,184)	(15,559)
Maturities of securities held-to-maturity	72,315	46,845	14,634
Net redemption (purchase) of FHLB stock	873	(854)	(31)

Net cash used in investing activities	(63,549)	(43,889)	(20,070)

Cash flows from financing activities:
Net increase (decrease) in deposits	16,548	14,254	(1,833)
Net increase (decrease) in securities sold under agreements to repurchase	(7,451)	12,582	4,877
Advances from long-term FHLB advances	—	10,000	11,500
Payments on long-term FHLB advances	(4,161)	(6,375)	(8,870)
Net increase (decrease) in other short-term borrowings	(10,000)	7,000	3,000
Issuance of common stock for initial public offering net of costs	66,968	—	—
Stock purchased for ESOP	(5,951)	—	—
Net increase (decrease) in escrow funds held	26	12	35

Net cash provided by financing activities	55,979	37,473	8,709

Net decrease in cash and cash equivalents	(6,058)	(4,833)	(9,559)
Cash and cash equivalents at beginning of year	17,586	22,419	31,978

Cash and cash equivalents at end of year	$11,528	$17,586	$22,419

Supplemental cash flow information:
Interest paid on deposits	$7,888	$6,013	$5,025
Interest paid on borrowings	$1,305	$917	$501
Income taxes paid	$1,158	$617	$454
Noncash transactions
Transfers from loans to other real estate owned	$—	$—	$3

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

Nature of Business

Chicopee Bancorp, Inc. (the “Company”), a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank (the “Bank’) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. At December 31, 2005, the Company had no assets and conducted no operations, and, therefore, the 2005 and 2004 information presented in this report is for the Bank.

The Company provides a variety of financial services to individuals and businesses through its bank subsidiary Chicopee Savings Bank. The Bank is a Massachusetts state-chartered savings bank operating six branches in Western Massachusetts. The Bank’s primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners. Its primary deposit products are savings and term certificate accounts.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Chicopee Bancorp, Inc. and its wholly-owned subsidiaries, Chicopee Savings Bank and Chicopee Funding Corporation. The accounts of the Bank include all of its wholly-owned subsidiaries, Cabot Management Corporation, Cabot Realty, LLC, CSB Colts, Inc., and CSB Investment Corporation. At December 31, 2003, the Bank had controlling interest in CSB Real Estate Investment Trust, Inc. (the REIT) and owned all of the common stock. During 2004, the REIT was liquidated.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of servicing assets, the valuation of other real estate owned and the deferred tax valuation allowance. In connection with the determination of the allowance for loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance for loan losses or future write-downs of other real estate owned may be necessary based upon changes in economic and market conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the valuation of its other real estate owned. Such agencies may require the Company to recognize additions to the allowance for loan losses or write-down of other real estate owned based upon their judgment about information available to them at the time of their examination.

Significant group concentrations of credit risk

The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio and economic conditions are stable, most of the Company’s activities are with customers located in Western Massachusetts. As a result, the Company and its borrowers may be especially vulnerable to the consequences of changes in the local economy.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, due from banks, short-term investments with original maturities of ninety days or less and federal funds sold.

The Company’s due from bank accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on cash and cash equivalents.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and temporary unrealized losses excluded from earnings and reported in other comprehensive income (loss). Non-marketable equity securities are carried at cost and evaluated for impairment.

Purchase premiums and discounts are recognized in interest income over the period to call or maturity using a method which yields results that do not differ materially from those which would be recognized by use of the effective-yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, as determined by current investor yield requirements, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are not material at December 31, 2006 and 2005.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Western Massachusetts. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans past due 30 days or more are considered delinquent. The accrual of interest on loans is discontinued when, in the judgment of management, the collectibility of the principal or interest becomes doubtful. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent ninety days or more.

All interest accrued, but not collected, for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest recognized on these loans is limited to interest payments received until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the performance of individual loans in relation to contract terms. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment evaluation.

Loan servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate in increments of 50 basis points and term primarily of 15 and 30 years. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Credit related financial instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Premises and equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Employee stock ownership plan (“ESOP”)

Compensation expense is recognized as ESOP shares are committed to be released and is calculated based upon the average market price for the current year. Allocated and committed-to-be-released ESOP shares are considered outstanding for loss per share calculations based on debt service payments. Other ESOP shares are excluded from loss per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Advertising

Advertising costs are expensed as incurred.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

Basic loss per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method. No stock options or stock awards were granted or outstanding at or for the year ended December 31, 2006.

Loss per common share are not presented as the Company’s initial public offering was completed on July 19, 2006; therefore, per share results would not be meaningful.

Adjusted weighted average number of common share outstanding (in thousands) at December 31, 2006 is as follows:

Weighted-average number of common shares outstanding	7,439
Less: average number of unallocated ESOP shares	595

Adjusted weighted-average number of common shares outstanding	6,844

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the balance sheet, such items, along with net income or loss, are components of comprehensive income or loss.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss) (continued)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004
Unrealized holding gains (losses) on available-for-sale securities arising during the year	$901	$(100)	$277
Reclassification adjustment for gains realized in income	(25)	(103)	(68)

Net unrealized holding gains (losses)	876	(203)	209
Tax effect	306	(71)	85

Other comprehensive income (loss)	$570	$(132)	$124

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2006	2005
Net unrealized gain on securities available-for-sale	$1,014	$138
Tax effect	(354)	(48)

Net-of-tax amount	$660	$90

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement requires all separately recognized servicing assets to be initially measured at fair value and it permits an entity to choose either the amortized cost method or fair value measurement method for subsequent measurement for each class of separately recognized servicing assets. This Statement is effective as of the beginning of an entity’s first fiscal year after September 15, 2006 (January 1, 2007 for Chicopee Bancorp, Inc.). The Company does not anticipate that the adoption of SFAS No. 156 will have a material impact on its financial condition or results of operations.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material effect on its financial condition and results of operations.

In September, 2006 FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will have a material effect on its financial condition and results of operations.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (continued)

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. Effective in 2008, the funded status of a plan should be measured as of the date of the Company’s year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company’s plan has used a measurement date of October 31. As of October 31, 2006, the Company had $781 of accrued employee retirement expense which has been committed to the employees and is equal to the plan’s funded status, therefore there was no effect of implementing this Statement.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of operations. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, irrespective of the misstatement’s year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. SAB No. 108 did not have an effect on the Company’s financial statements.

Reclassifications

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform to the 2006 presentation.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain certain reserves of cash on hand or deposits with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $1,570 and $914, respectively, and are included in cash and due from banks. At December 31, 2006 the Company did not meet the reserve requirement due to increased transaction accounts. The Company is required to fulfill this requirement over the next six months.

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follow:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Marketable equity securities	$6,847	$1,116	$(102)	$7,861

Total securities available-for-sale	$6,847	$1,116	$(102)	$7,861

Securities held-to-maturity
Debt securities of government sponsored enterprises	$28,924	$2	$(35)	$28,891
Corporate and industrial revenue bonds	1,710	—	—	1,710
Collateralized mortgage obligations	6,777	—	(279)	6,498

Total securities held-to-maturity	$37,411	$2	$(314)	$37,099

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES (continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Marketable equity securities	$4,796	$380	$(242)	$4,934

Total securities available-for-sale	$4,796	$380	$(242)	$4,934

Securities held-to-maturity
Debt securities of government sponsored enterprises	$19,497	$1	$(122)	$19,376
Corporate and industrial revenue bonds	2,311	—	—	2,311
Collateralized mortgage obligations	7,664	2	(244)	7,422

Total securities held-to-maturity	$29,472	$3	$(366)	$29,109

At December 31, 2006 and 2005, securities with a carrying value of $18.0 million and $18.4 million, respectively, were pledged as collateral to Investors Bank and Trust to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Fair Value
Within 1 year	$26,924	$26,906
From 1 to 5 years	2,435	2,420
From 5 to 10 years	1,823	1,809
Over 10 years	6,229	5,964

	$37,411	$37,099

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES (continued)

Proceeds from sales of securities available for sale during the years ended December 31, 2006, 2005 and 2004 amounted to $4,823, $1,624, and $10,191 respectively. Gross realized gains of $260, $256, and $348, and gross realized losses of $235, $153, and $280, were realized during the years ended December 31, 2006, 2005 and 2004, respectively. The tax provision applicable to these net realized gains and losses amounted to $9, $36, and $24, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2006
	Less Than Twelve Months		Twelve Months and Over		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Marketable equity securities	$87	$1,289	$15	$183	$102	$1,472
Debt securities of government sponsored enterprises	3	6,697	32	7,368	35	14,065
Collateralized mortgage obligations	1	64	278	6,433	279	6,497

Total temporarily impaired securities	$91	$8,050	$325	$13,984	$416	$22,034

	December 31, 2005
	Less Than Twelve Months		Twelve Months and Over		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Marketable equity securities	$42	$1,038	$200	$872	$242	$1,910
Debt securities of government sponsored enterprises	50	8,500	72	5,000	122	13,500
Collateralized mortgage obligations	12	833	232	6,583	244	7,416

Total temporarily impaired securities	$104	$10,371	$504	$12,455	$608	$22,826

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES (concluded)

Unrealized losses within the debt securities of government sponsored enterprises category at December 31, 2006, relate to fourteen debt securities of which nine securities had a continuous loss for more than one year. Unrealized losses within the collateralized mortgage obligations category at December 31, 2006, relate to twenty-five securities of which twenty-four had continuous losses for more than one year. Management reviews these securities on a regular basis for other than temporary impairment and considers if the issuer is the U.S. government or an issuer thereof and whether downgrades by rating agencies have occurred. The primary cause for unrealized losses within the debt securities categories is the impact movements in interest rates have had in comparison with the underlying yields on these securities. Since the unrealized losses are related to the interest rate environment and management has the ability to hold debt securities to maturity, or the foreseeable future, no declines are considered by management to be other than temporary.

Based on periodic analysis of underlying corporations in the marketable equity security portfolio, the Company believes that no equity securities are other-than-temporarily impaired. Unrealized losses within the marketable equity securities category at December 31, 2006 relate to nineteen securities of which one had continuous losses for more than one year. Unrealized loss as a percent of cost was 8%. The equity investments are in highly traded stocks. Management actively monitors the financial condition, core earnings, earnings per share, and trends of investees, reviews industry analysis, and consults with portfolio analysts on an ongoing basis. Management assesses the valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects, or other factors or if such changes are attributable to market-related factors, such as interest rates or equity market declines. Management determined the Company has the ability to retain the marketable equity securities to permit recovery in light of the fact that they are equity securities with no contractual provisions for return of principal.

In 2005 the bank recorded an other-than-temporarily impaired loss of $50 on one marketable equity security. Based on periodic analysis of underlying corporations and issuers in the investment portfolio, the Company believes that no other securities were other-than-temporarily impaired at December 31, 2005.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2006	2005
Residential 1-4 family	$143,964	$132,824
Residential multifamily	11,447	11,142
Commercial real estate	102,819	93,953
Construction	41,713	22,822
Consumer	24,707	18,106
Commercial	46,348	38,596

Total loans	370,998	317,443
Net deferred loan origination costs	857	811
Undisbursed portion of loans in process	21	—
Allowance for loan losses	(2,908)	(2,605)

Loans, net	$368,968	$315,649

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$2,605	$2,512	$2,404
Provision for loan losses	440	120	120
Recoveries	2	5	25
Loans charged-off	(139)	(32)	(37)

Balance at end of period	$2,908	$2,605	$2,512

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS (concluded)

The following is a summary of information pertaining to impaired loans:

	December 31,
	2006	2005
Impaired loans without a valuation allowance	$4,611	$145
Impaired loans with a valuation allowance	115	563

Total impaired loans	$4,726	$708

Valuation allowance related to impaired loans	$55	$42

	Years Ended December 31,
	2006	2005	2004
Average recorded investment in impaired loans	$2,640	$725	$459

Interest income recognized on impaired loans was $153 for the year ended December 31, 2006 and was insignificant for the years ended December 31, 2005, and 2004. No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans were $1,711 and $736 at December 31, 2006 and 2005, respectively. Interest foregone was $48, $28, and $41 for the years ended December 31, 2006, 2005, and 2004, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2006 and 2005.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

5.	LOAN SERVICING

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $53,564 and $60,779 at December 31, 2006 and 2005, respectively. The Company recorded net gain on sale of loans of $14, $79, and $683 for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2004, the Company implemented SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement addresses the recognition and measurement of servicing assets and liabilities, including mortgage servicing rights. The effect of adjusting SFAS No. 140 in prior years was not material.

SFAS No. 140 requires enterprises to measure the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. The balance of capitalized servicing rights included in other assets at December 31, 2006 and 2005 was $370 and $426, respectively. The significant assumptions used by management to estimate the fair value of capitalized servicing rights at December 31, 2006, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (9.4%), weighted average servicing fee (25.76 basis points), and net cost to service loans ($46 per loan). The Company estimated the fair value of its servicing rights to be $608 and $640 at December 31, 2006 and 2005, respectively. There was no valuation allowance at December 31, 2006 and 2005. The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds, and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$426	$556	$—
Capitalized mortgage servicing rights	98	68	650
Amortization	(154)	(198)	(94)

Balance at end of year	$370	$426	$556

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,
	2006	2005
Banking premises:
Land and improvements	$1,647	$1,414
Building	5,966	5,948
Furniture and equipment	3,680	3,383
Leasehold improvements	586	586
Computer software and equipment	1,023	877

	12,902	12,208
Less accumulated depreciation and amortization	(5,899)	(5,129)

	$7,003	$7,079

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $779, $712 and $618, respectively.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2006	2005
Non-interest-bearing demand	$29,088	$27,912
NOW	16,350	18,142
Money market	34,083	39,625
Regular savings	40,467	46,418

Total non-certificate accounts	119,988	132,097

Certificate accounts less than $100,000	121,726	111,656
Certificate accounts of $100,000 or more	69,857	51,270

Total certificate accounts	191,583	162,926

	$311,571	$295,023

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows:

	December 31, 2006		December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2006	$—	—	$97,639	3.06%
2007	118,072	4.60%	16,199	3.46%
2008	15,757	4.08%	14,395	3.83%
2009	23,230	4.79%	15,416	4.32%
2010	12,708	4.38%	19,277	4.31%
2011	21,816	5.30%	—	—

	$191,583	4.67%	$162,926	3.44%

8.	REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2006	2005
Balance at year-end	$12,712	$20,163
Average amount outstanding during the year	13,690	13,387
Interest expense incurred during the year	280	223
Maximum amount outstanding at any month-end	21,294	23,571
Weighted average interest rate during the year	2.00%	1.50%
Weighted average interest rate on year-end balances	2.50%	1.50%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities used as collateral for the repurchase agreements was $18,043 at December 31, 2006.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

9.	BORROWINGS

Borrowings consist of the following:

	December 31, 2006		December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
2006 (a)	$—	—	$11,037	4.10%
2007 (a)	57	2.15%	424	2.15%
2011 (a)	4,426	2.98%	5,465	2.98%
2012 (a)	8,110	4.34%	9,488	4.34%
2014 (a)	2,663	3.65%	3,003	3.65%

Total FHLB advances	$15,256	3.82%	$29,417	3.90%

(a)	Includes amortizing advances requiring monthly principal and interest payments of $295.

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

As a member of the FHLB, the Company, through its bank subsidiary, is eligible to borrow amounts up to the level of qualified collateral maintained.

The Company has a $4,865 available line of credit with the FHLB at December 31, 2006, and an unsecured line of credit with Bankers Bank, N.E. that allows the Bank to borrow up to $2,000. There were no borrowings against either line of credit at December 31, 2006.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

10.	INCOME TAXES

The Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1,900. As of December 31, 2006 a valuation reserve of $800 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in the market conditions. The charitable contribution carry forward of $5,411 at December 31, 2006 expires in 2011.

Allocation of federal and state income taxes between current and deferred portions, is as follows:

	Years Ended December 31,
	2006	2005	2004
Current tax expense:
Federal	$420	$626	$480
State	185	154	133

	605	780	613

Deferred tax (benefit) expense:
Federal	(1,942)	(10)	236
State	(40)	1	81

	(1,982)	(9)	317
Change in valuation reserve	800	—	—

	(1,182)	(9)	317

Income tax expense (benefit)	$(577)	$771	$930

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(3.1)	4.7	5.0
Dividends received deduction	0.9	(0.8)	(0.8)
Change in valuation allowance	(25.7)	—	—
Tax-exempt interest	0.8	(1.2)	(1.0)
Bank owned life insurance	4.0	(5.4)	(4.8)
Other, net	7.6	4.0	0.5

Effective tax rates	18.5%	35.3%	32.9%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Federal	$2,970	$1,054
State	390	359

	3,360	1,413
Valuation reserve on asset	(800)	—

	2,560	1,413

Deferred tax liabilities:
Federal	(838)	(569)
State	(184)	(182)

	(1,022)	(751)

Net deferred tax asset	$1,538	$662

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2006	2005
Net unrealized gain on securities available for sale	$(354)	$(48)
Charitable contribution carryforward	1,840	—
Depreciation	(140)	(207)
Deferred loan costs	(528)	(496)
Allowance for loan losses	1,189	1,065
Employee benefit plans	320	329
Other	11	19

	2,338	662
Valuation reserve	(800)	—

Net deferred tax asset	$1,538	$662

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$662	$582	$814
Deferred tax benefit (provision)	1,182	9	(317)
Deferred tax effects of net unrealized (gain) loss on securities available for sale	(306)	71	85

Balance at end of year	$1,538	$662	$582

The federal income tax reserve for loan losses at the Bank’s base year is $3,609,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1,480,000 has not been provided.

11.	OFF-BALANCE SHEET ACTIVITIES

Credit-related financial instruments

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and various financial instruments with off-balance-sheet risk. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (continued)

Credit-related financial instruments (continued)

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2006	2005
Commitments to grant loans	$12,735	$6,210
Unfunded commitments for construction loans	17,371	17,101
Unfunded commitments under lines of credit	32,773	30,797
Standby letters of credit	1,778	1,326

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized, usually do not contain a specified maturity date, and may not be drawn upon to the total extent to which the Company is committed.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (continued)

Credit-related financial instruments (concluded)

FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,778 and $1,326 at December 31, 2006 and 2005, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2006 and 2005 was insignificant.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (concluded)

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2006, future minimum operating lease commitments pertaining to banking premises are as follows:

2007	$206
2008	196
2009	187
2010	187
2011	187
Thereafter	1,332

$2,295

The leases contain options to extend for periods from one to five years. Total rent expense for the years ended December 31, 2006, 2005, and 2004 approximated $246, $240, and $235, respectively.

12.	OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Chicopee Bancorp, Inc. entered into a three-year employment agreement with its President and Chief Executive Officer and three-year change of control agreements with certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Chicopee Bancorp, Inc. and Bank employment agreements renew on a daily and annual basis, respectively. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2006 will have no material effect on the Company’s consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

13.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (continued)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital to Risk Weighted Assets
Company	$111,113	28.7%	$30,975	8.0%	N/A	N/A
Bank	$73,164	19.2%	$30,462	8.0%	$38,078	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$107,749	27.8%	$15,487	4.0%	N/A	N/A
Bank	$69,800	18.3%	$15,231	4.0%	$22,847	6.0%
Tier 1 Capital to Average Assets
Company	$107,749	24.3%	$17,701	4.0%	N/A	N/A
Bank	$69,800	16.1%	$17,385	4.0%	$21,731	5.0%
As of December 31, 2005:
Total Capital to Risk Weighted Assets
Bank	$45,976	13.8%	$26,599	8.0%	$33,249	10.0%
Tier 1 Capital to Risk Weighted Assets
Bank	$43,309	13.0%	$13,300	4.0%	$19,949	6.0%
Tier 1 Capital to Average Assets
Bank	$43,309	11.3%	$15,378	4.0%	$19,222	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The following is a reconciliation of the Company’s equity as disclosed in the balance sheet under U.S. generally accepted accounting principles to regulatory capital as disclosed in the table above.

	December 31,
	2006	2005
Total equity determined under generally accepted accounting principles	$108,446	$43,441
Net unrealized gain on securities available-for-sale, net of tax	(660)	(89)
Disallowed servicing rights	(37)	(43)

Tier 1 Capital	107,749	43,309
Allowable allowance for loan losses	2,908	2,605
Unrealized gain on available-for-sale equity securities, net of tax	456	62

Total regulatory capital	$111,113	$45,976

14.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25 percent of the first 6 percent of the participant’s compensation contributed to the Plan. For the years ended December 31, 2006, 2005, and 2004, expenses attributable to the Plan amounted to $66, $53, and $53, respectively.

The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) through its membership in the Savings Bank Employees Retirement Association (“SBERA”). Employees are eligible to join the Pension Plan after attaining age 21 and having been credited with one year of service. Eligible employees become vested in the Pension Plan after three years of service. The Pension Plan provides monthly benefits upon retirement based on compensation during the highest paid consecutive three years of employment. It is the Company’s policy to fund annually an amount equal to pension costs accrued. The Pension Plan assets are maintained in a separate account as part of a single pooled fund made up of all participating SBERA members. This fund is managed by the SBERA Trustees.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Pension cost for the Pension Plan is calculated using the projected unit credit method. The measurement date used to determine pension benefits is October 31. The following table sets forth information regarding the Pension Plan.

	Plan Years Ended October 31,
	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$4,644	$4,098
Actual return on plan assets	693	372
Contributions	357	253
Benefits paid	(34)	(79)

Fair value of plan assets at end of year	5,660	4,644

Change in benefit obligation:
Benefit obligation at beginning of year	6,289	5,164
Service cost	358	294
Interest cost	362	297
Actuarial loss (gain)	(358)	613
Benefits paid	(34)	(79)
Amendment	(176)	—

Benefit obligation at end of year	6,441	6,289

Funded status	(781)	(1,645)
Unrecognized net actuarial loss	—	863
Unrecognized net transition obligation	—	27

Accrued benefit cost recognized in the balance sheet at October 31	$(781)	$(755)

Accumulated benefit obligation	$6,441	$3,287

Components of net periodic benefit cost follow:

	Plan Years Ended October 31,
	2006	2005	2004
Service cost	$358	$294	$293
Interest cost	$362	$297	$301
Expected return on plan assets	(372)	(328)	(279)
Recognized net actuarial loss	33	11	25
Amortization of unrecognized transition obligation	3	3	3

Net periodic benefit cost	$384	$277	$343

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

	2006	2005	2004
Weighted average assumptions used to determine benefit cost were as follows:
Discount rate on benefit obligations	5.75%	5.75%	6.25%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average assumptions used to determine benefit obligation were as follows:
Discount rate on benefit obligations	4.85%	5.75%
Rate of increase in compensation levels	N/A	4.50%

The composition of the Company’s Pension Plan assets at October 31, 2006 and 2005, by asset category, are as follows:

Asset Category	Plan Assets at October 31
	2006	2005
Fixed income	36.5%	35.1%
Domestic equity	48.5%	50.5%
International equity	15.0%	14.4%

	100.0%	100.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (concluded)

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the SBERA. Historically, the target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income. Upon the Company’s decision to terminate the Plan, the funds were transferred to fixed income securities. The approximate investment allocation of the portfolio is shown in the table above. The Trustees of SBERA, through its Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis and performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international) and styles (e.g., growth, value).

In 2005, the Company’s assumption with respect to long-term rate of return is based on prevailing yields on high quality fixed income investments increased by a premium of 3% to 5% for equity investments. There were no changes to this assumption in 2006.

As of November 14, 2006 the Board of Directors agreed to terminate the Pension Plan effective January 31, 2007. As of December 31, 2006, the Bank had an accrued liability of $781 which will be equitably distributed to all eligible employees who are active when the plan terminates.

There was no effect on the Company’s other comprehensive income as a result of implementing SFAS No. 158 at December 31, 2006 because the funded status of the Company’s postretirement plan was reflected in accrued expenses and other liabilities in the balance sheet prior to implementation and also through December 31, 2006.

The Company provides supplemental life insurance benefits to its key officers. Amounts charged to expense for these benefits were $280, $262 and $242 for the years ended December 31, 2006, 2005 and 2004, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

15.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the Bank’s conversion from mutual to stock ownership, Chicopee Bancorp, Inc. invested in a subsidiary, Chicopee Funding Corporation. Chicopee Funding Corporation used the proceeds from the investment to fund a loan to the Chicopee Savings Bank Employee Stock Ownership Plan Trust (the “Trust”), which used the proceeds from the loan to purchase 8%, or 595,149 shares, of the Company’s outstanding stock as part of the conversion from mutual to stock. The loan bears interest equal to 8.25% and provides for annual payments of principal and interest. Under the ESOP’s change in control provision, the Trust would be instructed to use proceeds from the sale of stock to pay off the outstanding ESOP loan balance and to distribute the remaining plan assets to current participants.

At December 31, 2006, the remaining principal balance is payable as follows:

Years Ending December 31,
2007	$131
2008	142
2009	154
2010	166
2011	180
Thereafter	4,809

$5,582

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $441 for the year ended December 31, 2006.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

Shares held by the ESOP include the following at December 31, 2006:

Allocated	29,757
Unallocated	565,392

595,149

The fair value of unallocated shares at December 31, 2006 was $8,848.

16.	OTHER NONINTEREST EXPENSE

The components of other noninterest expense which are in excess of 1% of total revenues (total interest and dividend income, and noninterest income) and not shown separately in the consolidated statements of operations are as follows for the years ended December 31:

	2006	2005	2004
Advertising	$330	$323	$314

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $5,162 and $5,627 at December 31, 2006 and 2005, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2006	2005
Balance at beginning of year	$5,627	$5,655
Additions	536	724
Repayments	(1,055)	(534)
Change in related party status	54	(218)

Balance at end of year	$5,162	$5,627

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $7,571 and $16,771, respectively.

18.	RESTRICTIONS ON DIVIDENDS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Chicopee Bancorp, Inc. The total amount of dividends that may be paid at any date is generally limited to the Bank’s retained earnings at December 31, 2006, the Bank’s retained earnings available for the payment of dividends was $44,838. In addition, dividends paid by the Bank to Chicopee Bancorp, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Cash surrender value of life insurance: The fair value is based on the actual cash surrender value of life insurance policies.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposit liabilities and mortgagors’ escrow accounts: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.

Securities sold under agreements to repurchase: The carrying amounts of borrowings under repurchase agreements maturing within ninety days approximate their fair values.

Advances from Federal Home Loan Bank: The fair values of these borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest and dividends: The carrying amounts of accrued interest and dividends approximate fair value.

Off-balance-sheet instruments: The Company’s off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,528	$11,528	$17,586	$17,586
Securities available-for-sale	7,861	7,861	4,934	4,934
Securities held-to-maturity	37,411	37,099	29,472	29,109
Federal Home Loan Bank stock	1,574	1,574	2,447	2,447
Loans, net	368,968	386,418	315,649	313,440
Accrued interest and dividends receivable	1,901	1,901	1,341	1,341
Cash surrender value of life insurance	11,200	11,200	10,801	10,801
Financial liabilities:
Deposits	311,571	310,515	295,023	295,538
Mortgagors’ escrow accounts	997	997	971	971
Repurchase agreements	12,712	12,712	20,163	20,163
Advances from Federal Home Loan Bank	15,256	14,736	29,417	29,915
Accrued interest payable	53	53	67	67

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

20.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2006 and 2005:

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$5,148	$5,416	$5,962	$6,233	$4,375	$4,569	$4,821	$5,066
Interest expense	2,081	2,206	2,284	2,636	1,432	1,654	1,926	1,918

Net interest and dividend income	3,067	3,210	3,678	3,597	2,943	2,915	2,895	3,148
Provision for loan losses	150	110	75	105	30	30	30	30
Net (loss) gain on sales of securities available-for-sale	8	11	13	(7)	51	39	82	(69)
Fees and other non-interest income	462	435	367	342	346	339	348	357
Non-interest expenses	2,896	2,989	8,671	3,298	2,732	2,762	2,693	2,900
Income tax provision (benefit)	152	168	(1,057)	160	184	154	193	240

Net income (loss)	$339	$389	$(3,631)	$369	$394	$347	$409	$266

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
	2006	2005
BALANCE SHEETS
Assets
Cash and cash equivalents	$25,190	$—
Investment in common stock of Chicopee Savings Bank	70,497	—
Investment in common stock of Chicopee Funding Corporation	6,150	—
Other assets	6,609	—

Total assets	$108,446	$—

Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Stockholders’ equity	108,446	—

Total liabilities and stockholders’ equity	$108,446	$—

	Years Ended December 31,
	2006	2005	2004
STATEMENTS OF OPERATIONS
Income:
Non-interest income	$232	$—	$—
Operating expenses	5,706	—	—

Loss before income taxes and equity in undistributed net income of subsidiaries	(5,474)	—	—
Applicable income tax benefit	(1,254)	—	—

Loss before equity in undistributed net income of subsidiaries	(4,220)	—	—
Equity in undistributed net income of Chicopee Savings Bank	1,487	—	—
Equity in undistributed net income of Chicopee Funding Corporation	199	—	—

Net loss	$(2,534)	$—	$—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
	2006	2005	2004
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net loss	$(2,534)	$—	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed net income of Chicopee Savings Bank	(1,487)	—	—
Equity in undistributed net income of Chicopee Funding Corporation	(199)	—	—
Deferred income taxes	(1,014)	—	—
Increase in accrued interest receivable	(70)	—	—
Increase in other assets	(506)	—	—
Contribution of common stock to Charitable Foundation	5,511	—	—
ESOP expense	441	—	—

Net cash provided by operating activities	142	—	—

Cash flows from investing activities:
Initial investment in Chicopee Savings Bank	(24,998)	—	—
Initial investment in Chicopee Funding Corporation	(5,951)	—	—
Purchases of securities held-to-maturity	(28,103)	—	—
Maturities of securities held-to-maturity	23,083	—	—

Net cash used in investing activities	(35,969)	—	—

Cash flows from financing activities:
Issuance of common stock for initial public offering net of costs	66,968	—	—
Stock purchased for ESOP	(5,951)	—	—

Net cash provided by financing activities	61,017	—	—

Net increase in cash and cash equivalents	25,190	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$25,190	$—	$—