Form 10-K/A
period 2006-12-31
CHICOPEE BANCORP, INC.
filed 2007-04-13
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

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

INDEX

EXPLANATORY NOTE

This Form 10K/A is being filed to revise page F-4 of the Financial Statements and Supplementary Data due to a formula error in the Consolidated Statements of Stockholders’ Equity.

PART II

PART II

Item 8.	Financial Statements and Supplementary Data.

Information required by this item included herein beginning on page F-1.

1

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

3.	Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (1)

4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1 *	Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (2)

10.2 *	Employment Agreement between William J. Wagner and Chicopee Savings Bank (2)

10.3 *	Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc. (2)

10.4 *	Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank (2)

10.5 *	Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank (2)

10.6 *	Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank (2)

10.7 *	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)

10.8 *	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)

10.9 *	Form of Loan Agreement (1)

10.10*	Form of Chicopee Savings Bank Employee Severance Compensation Plan (1)

10.11*	Form of Chicopee Savings Bank Supplemental Executive Retirement Plan (1)

10.12*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner (1)

21.0	List of Subsidiaries (3)

23.0	Consent of Berry, Dunn, McNeil & Parker

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated by reference in this document to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (File No. 000-51996).

(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 28, 2006 (File No. 000-51996).

2

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

Date: April 5, 2007	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

3

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Interest and dividend income:
Loans	$20,219	$17,190	$15,159
Investment securities	1,805	1,241	1,041
Other interest-earning assets	735	401	308

Total interest and dividend income	22,759	18,832	16,508

Interest expense:
Deposits	7,888	6,013	5,011
Securities sold under agreements to repurchase	280	223	90
Other borrowed funds	1,039	694	426

Total interest expense	9,207	6,930	5,527

Net interest income	13,552	11,902	10,981
Provision for loan losses	440	120	120

Net interest income, after provision for loan losses	13,112	11,782	10,861

Non-interest income:
Service charges, fee and commissions	1,489	1,319	1,503
Loan sales and servicing	117	70	788
Net gain on sales of securities available-for-sale	25	103	68

Total non-interest income	1,631	1,492	2,359

Non-interest expenses:
Salaries and employee benefits	6,792	6,107	5,750
Occupancy expenses	1,065	976	942
Furniture and equipment	946	858	739
Data processing	700	594	608
Stationery, supplies and postage	302	322	295
Charitable foundation contribution	5,511	—	—
Other non-interest expense	2,538	2,230	2,054

Total non-interest expenses	17,854	11,087	10,388

Income (loss) before income taxes	(3,111)	2,187	2,832
Income tax expense (benefit)	(577)	771	930

Net income (loss)	$(2,534)	$1,416	$1,902

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands, except number of shares)
Balance at December 31, 2003	$—	$—	$—	$40,033	$98	$40,131
Comprehensive income:
Net income	—	—	—	1,902	—	1,902
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $85)	—	—	—	—	124	124

Total comprehensive income						2,026

Balance at December 31, 2004	—	—	—	41,935	222	42,157
Comprehensive income:
Net income	—	—	—	1,416	—	1,416
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $71)	—	—	—	—	(132)	(132)

Total comprehensive income						1,284

Balance at December 31, 2005	—	—	—	43,351	90	43,441
Comprehensive loss:
Net loss	—	—	—	(2,534)	—	(2,534)
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $306)	—	—	—	—	570	570

Total comprehensive loss						(1,964)

Issuance of common stock for initial public offering, (6,888,304 shares) net of expenses of $1,900	66,968	—	—	—	—	66,968
Issuance of common stock to Chicopee Savings Bank Charitable Foundation (551,064 shares)	5,511	—	—	—	—	5,511
Stock purchase for ESOP			(5,951)			(5,951)
Change in unearned compensation	—	144	297	—	—	441

Balance at December 31, 2006	$72,479	$144	$(5,654)	$40,817	$660	$108,446

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