Form 10-Q
period 2007-03-31
CHICOPEE BANCORP, INC.
filed 2007-05-15
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐    No  ☒

As of May 10, 2007, there were 7,439,368 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$9,850	$8,816
Short-term investments	3,013	1,132
Federal funds sold	18,898	1,580

Total cash and cash equivalents	31,761	11,528
Securities available-for-sale, at fair value	7,517	7,861
Securities held-to-maturity, at cost (fair value $35,986 and $37,099 at March 31, 2007 and December 31, 2006, respectively)	36,219	37,411
Federal Home Loan Bank stock, at cost	1,517	1,574
Loans, net of allowance for loan losses ($2,995 at March 31, 2007 and $2,908 at December 31, 2006)	364,834	368,968
Cash surrender value of life insurance	11,296	11,200
Premises and equipment, net	6,834	7,003
Accrued interest and dividend receivable	1,750	1,901
Deferred income tax asset	1,654	1,538
Other assets	910	1,061

Total assets	$464,292	$450,045

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing	$29,120	$29,088
Interest-bearing	297,189	282,483

Total deposits	326,309	311,571
Securities sold under agreements to repurchase	11,708	12,712
Advances from Federal Home Loan Bank	14,760	15,256
Mortgagors’ escrow accounts	1,373	997
Accrued expenses and other liabilities	1,242	1,063

Total liabilities	355,392	341,599

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued and outstanding at March 31, 2007 and at December 31, 2006)	72,479	72,479
Additional paid-in-capital	184	144
Unearned compensation	(5,580)	(5,654)
Retained earnings	41,372	40,817
Accumulated other comprehensive income	445	660

Total stockholders’ equity	108,900	108,446

Total liabilities and stockholders’ equity	$464,292	$450,045

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except for Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income:
Loans, including fees	$5,727	$4,696
Interest and dividends on securities	460	360
Other interest-earning assets	188	92

Total interest and dividend income	6,375	5,148

Interest expense:
Deposits	2,628	1,662
Securities sold under agreements to repurchase	72	62
Other borrowed funds	147	357

Total interest expense	2,847	2,081

Net interest income	3,528	3,067
Provision for loan losses	101	150

Net interest income, after provision for loan losses	3,427	2,917

Non-interest income:
Service charges, fees and commissions	429	389
Loan sales and servicing, net of amortization	(2)	73
Net gain on sales of securities available-for-sale	296	8

Total non-interest income	723	470

Non-interest expenses:
Salaries and employee benefits	1,819	1,600
Occupancy expenses	291	280
Furniture and equipment	229	218
Data processing	183	180
Stationery, supplies and postage	93	76
Other non-interest expense	675	542

Total non-interest expenses	3,290	2,896

Income before income taxes	860	491
Income tax expense	305	152

Net income	$555	$339

Earnings per share:
Basic	$0.08	NA
Diluted	$0.08	NA
Adjusted weighted average shares outstanding:
Basic	6,881,194	NA
Diluted	6,881,194	NA

NA- Not Applicable

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	$72,479	$144	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income	—	—	—	555	—	555
Change in net unrealized gain on securities available-for-sale	—	—	—	—	(215)	(215)

Total comprehensive income						340

Change in unearned compensation		40	74			114

Balance at March 31, 2007	$72,479	$184	$(5,580)	$41,372	$445	$108,900

Balance at December 31, 2005	$—	$—	$—	$43,351	$90	$43,441

Comprehensive income:
Net income	—	—	—	339	—	339
Change in net unrealized gain on securities available-for-sale	—	—	—	—	100	100

Total comprehensive income						439

Balance at March 31, 2006	$—	$—	$—	$43,690	$190	$43,880

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$555	$339
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	157	179
Net amortization of investments	—	15
Provision for loan losses	101	150
Increase in cash surrender value of life insurance	(96)	(104)
Realized gains on investment securities, net	(296)	(8)
Realized losses on disposal of property and equipment	4	—
Net gains on sales of loans and other real estate owned	—	(6)
Deferred income taxes	—	325
(Increase) decrease in other assets	151	(269)
Decrease in accrued interest receivable	151	14
Increase (decrease) in other liabilities	180	(780)
Change in unearned compensation	114	—

Net cash provided (used) by operating activities	1,021	(145)

Cash flows from investing activities:
Additions to premises and equipment	(17)	(265)
Loan originations and principal collections, net	4,032	(2,025)
Proceeds from sales of securities available-for-sale	965	1,010
Purchases of securities available-for-sale	(598)	(779)
Purchases of securities held-to-maturity	(25,817)	(19,041)
Maturities of securities held-to-maturity	27,034	19,277

Net cash provided (used) by investing activities	5,599	(1,823)

Cash flows from financing activities:
Net increase in deposits	14,737	2,906
Net decrease in securities sold under agreements to repurchase	(1,004)	(8,102)
Payments on long-term FHLB advances	(496)	(686)
Net increase in other short-term borrowings	—	4,484
Net increase in escrow funds held	376	471

Net cash provided (used) by financing activities	13,613	(927)

Net increase (decrease) in cash and cash equivalents	20,233	(2,895)
Cash and cash equivalents at beginning of period	11,528	17,586

Cash and cash equivalents at end of period	$31,761	$14,691

Supplemental cash flow information:
Interest paid on deposits	$2,628	$1,662
Interest paid on borrowings	219	419
Income taxes paid	15	41

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2007

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include all of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of March 31, 2007 and for the periods ended March 31, 2007 and 2006 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K.

The results for the three month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (“ESOP”). Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares to be issued would include any shares in a stock-based compensation plan. As of March 31, 2007, the Company does not have a stock-based compensation plan.

Earnings per share is computed as follows:

	Three Months Ended March 31,
	2007	2006
Net income (in thousands)	$555	$339

Weighted average number of common shares outstanding	7,439,368	NA
Less: average number of unallocated ESOP shares	(558,174)	NA

Adjusted weighted average number of common shares outstanding	6,881,194	NA
Plus: potential shares that may be issued by the Company	—	NA

Weighted average number of diluted shares outstanding	6,881,194	NA

Net income per share:
Basic	$0.08	NA
Diluted	$0.08	NA

NA- Not applicable

3.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

The Company’s income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the three month period ended March 31, 2007.

In March 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”. SFAS No. 156 requires mortgage servicing rights associated with loans originated and sold, where servicing is retained, to be initially capitalized at fair value and subsequently accounted for using either the “fair value method” or the “amortization method”. The Company is using the amortization method for subsequent reporting. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. All assumptions are adjusted periodically to reflect current circumstances. SFAS No. 156 was effective January 1, 2007. Implementation of SFAS No. 156 did not have a material effect on the financial statements of the Company.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption. The Company is in the process of analyzing the impact of SFAS No. 159.

4.	Comprehensive Income or Loss

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income or loss. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on securities available-for-sale, are not reflected in the statement of income, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the statement of financial condition (accumulated other comprehensive income). Other comprehensive income or loss, along with net income or loss, comprises the Company’s total comprehensive income or loss.

Comprehensive income is comprised of the following:

	Three Months Ended March 31,
	2007	2006
	(Dollars In Thousands)
Net income	$555	$339
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(35)	162
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(296)	(8)
Tax effect	116	(54)

Other comprehensive income (loss), net of tax	(215)	100

Total comprehensive income	$340	$439

6.	Defined Benefit Pension Plan

The Company sponsors a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”). Employees are eligible to join the Pension Plan after attaining age 21 and having been credited with one year of service. Eligible employees become vested in the Pension Plan after three years of service. The Pension Plan provides monthly benefits upon retirement based on compensation during the highest paid three consecutive years of employment during the last ten years of credited service. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
	2007	2006
	(Dollars In Thousands)
Service cost	$89	$73
Interest cost	90	75
Amortization of transition obligation	—	1
Expected return on assets	(91)	(69)
Recognized net actuarial loss	8	6

Net periodic benefit cost	$96	$86

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

As of November 14, 2006 the Board of Directors agreed to terminate the Pension Plan effective January 31, 2007. As of March 31, 2007, the Bank had an accrued liability of $781,000 which will be equitably distributed to all eligible employees who are active when the plan terminates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2007 and 2006, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At March 31, 2007, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

The Company’s assets expanded $14.3 million, or 3.2%, to $464.3 million at March 31, 2007 as compared to $450.0 million at December 31, 2006, primarily as a result of an increase in federal funds sold of $17.3 million. Total net loans decreased $4.2 million, or 1.1%, to $364.8 million at March 31, 2007 primarily as a result of one large commercial loan pay off.

The balance sheet expansion was funded primarily by an increase in deposits of $14.7 million. Core deposits, which exclude certificates of deposit, increased $10.6 million, or 8.8%, to $130.6 million at March 31, 2007 from $120.0 million at December 31, 2006 largely as a result of aggressive deposit pricing. Borrowings decreased $496,000, or 3.3%, to $14.8 million at March 31, 2007 due to principal payments. Certificates of deposit balances grew $4.1 million, or 2.1%, to $195.7 million at March 31, 2007 principally from special promotions.

Total stockholders’ equity increased $454,000, or 0.42%, to $108.9 million at March 31, 2007 over December 31, 2006, resulting mainly from net income from the period.

Lending Activities

At March 31, 2007, the Company’s net loan portfolio was $364.8 million, or 78.6% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 3007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$143,626	39.1%	$143,964	38.8%
Multi-family	11,296	3.1%	11,447	3.1%
Commercial	98,754	26.9%	102,819	27.7%
Construction	44,620	12.2%	41,713	11.2%

Total real estate loans	298,296	81.3%	299,943	80.8%

Consumer loans:
Home equity	7,893	2.2%	7,766	2.1%
Second mortgages	14,117	3.8%	13,386	3.6%
Other	3,531	1.0%	3,555	1.0%

Total consumer loans	25,541	7.0%	24,707	6.7%

Commercial loans	43,120	11.8%	46,348	12.5%

Total loans	366,957	100.0%	370,998	100.0%

Less:
Undisbursed portion of loans in process	25		21
Net deferred loan origination costs	847		857
Allowance for loan losses	(2,995)		(2,908)

Loans, net	$364,834		$368,968

The Company’s net loan portfolio decreased $4.1 million, or 1.1%, during the first three months of 2007 primarily due to one large loan pay off within the commercial real estate portfolio.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans and real estate owned at the dates indicated.

	March 31, 2007	December 31, 2006
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$851	$1,460
Construction	197	—
Commercial	136	243
Consumer	4	8

Total	1,188	1,711
Real estate owned, net (1)	—	—

Total nonperforming assets	$1,188	$1,711

Total nonperforming loans as a percentage of total loans (2) (3)	0.32%	0.46%
Total nonperforming assets as a percentage of total assets (3)	0.26%	0.38%

(1)	REO balances are shown net of related loss allowances.

(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(3)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses

Management prepares a loan loss analysis on a quarterly basis. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations. The allowance for loan losses is maintained at an amount that management considers appropriate to cover estimated losses in the loan portfolio based on management’s on-going evaluation of the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, existing loan-to-value ratios, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses is appropriate to cover losses inherent in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and the volume of the loan portfolio, historic loss experience, amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by the allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Bank’s historical loss experience, industry trends, and the impact of the local and regional economy on the Bank’s borrowers, were considered by management in determining the allowance for loan losses.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Three Months Ended March 31,
	2007	2006
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$2,908	$2,605
Charged-off loans:
Real Estate	—	—
Commercial	—	—
Consumer	14	3

Total charged-off loans	14	3

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	—	—
Consumer	—	—

Total recoveries	—	—

Net loan charge-offs	14	3
Provision for loan losses	101	150

Allowance for loan losses, end of period	$2,995	$2,752

Net loan charge-offs to average loans, net	0.02%	—
Allowance for loan losses to total loans (1)	0.82%	0.86%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	252.10%	349.68%
Recoveries to charge-offs	—	—

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At March 31, 2007, the Company’s investment securities portfolio amounted to $43.7 million, or 9.4% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale:
Marketable equity securities	$6,833	$7,517	$6,847	$7,861

Total equity securities	6,833	7,517	6,847	7,861

Securities held-to-maturity:
Debt securities of government sponsored enterprises	27,786	27,775	28,924	28,891
Corporate and industrial revenue bonds	1,710	1,710	1,710	1,710
Collateralized mortgage obligations	6,723	6,501	6,777	6,498

Total securities held-to-maturity	36,219	35,986	37,411	37,099

Total	$43,052	$43,503	$44,258	$44,960

(1)	Does not include investments in FHLB-Boston stock totaling $1.5 million at March 31, 2007 and $1.6 million at December 31, 2006.

Securities available-for-sale decreased $344,000, or 4.4%, to $7.5 million at March 31, 2007 primarily due to sale of stock, the proceeds from which were reinvested. Held-to-maturity securities decreased $1.2 million or 3.2% to $36.2 million due to maturities of held-to-maturity securities.

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated.

	March 31, 2007		December 31, 2006
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$29,120	8.92%	$29,088	9.33%
NOW accounts	16,258	4.98%	16,350	5.25%
Passbook accounts	47,667	14.61%	40,467	12.99%
Money market deposit accounts	37,549	11.51%	34,083	10.94%
Certificates of deposit	195,715	59.98%	191,583	61.49%

Total deposits	$326,309	100.00%	$311,571	100.00%

Deposits grew $14.7 million, or 4.7%, to $326.3 million at March 31, 2007 from $311.6 million at December 31, 2006. The growth in passbook and money market deposit accounts reflects the success of sales and marketing efforts. Certificates of deposit balances increased $4.1 million, or 2.2%, to $195.7 million at March 31, 2007 largely due to special promotional rates.

Borrowing

The following sets forth information concerning our borrowings for the period indicated.

	March 31, 2007	December 31, 2006
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$15,010	$41,425
Securities sold under agreements to repurchase	$11,708	$21,294
Other borrowings	$100	$147
Average advances outstanding during the period:
FHLB Advances	$15,136	$25,037
Securities sold under agreements to repurchase	$10,856	$13,690
Other borrowings	$96	$126
Weighted average interest rate during the period:
FHLB Advances	3.89%	4.16%
Securities sold under agreements to repurchase	2.50%	2.00%
Other borrowings	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	$14,760	$15,256
Securities sold under agreements to repurchase	$11,708	$12,712
Other borrowings	$92	$104
Weighted average interest rate at end of period:
FHLB Advances	3.83%	3.82%
Securities sold under agreements to repurchase	2.50%	2.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General

Net income increased $216,000, to $555,000 for the quarter ended March 31, 2007 compared to $339,000 for the same quarter last year. The increase in net income for the first quarter 2007 was a result of an increase in interest income of $1.2 million or 23.8%, primarily due to growth in average loans, partially offset by an increase in interest expense of $766,000 or 36.8%, due to an increase in average interest-bearing liabilities.

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

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$42,792	$474	4.49%	$37,606	$372	4.01%
Loans:
Residential real estate loans	159,561	2,203	5.60%	143,913	1,925	5.42%
Commercial real estate loans	141,129	2,305	6.62%	118,666	1,828	6.25%
Consumer loans	24,961	416	6.76%	18,991	307	6.56%
Commercial loans	43,281	803	7.52%	37,097	637	6.96%

Loans, net	368,932	5,727	6.30%	318,667	4,697	5.98%
Other	13,912	186	5.42%	6,731	92	5.54%

Total interest-earning assets	425,636	6,387	6.09%	363,004	5,161	5.77%

Noninterest-earning assets	27,798			25,673

Total assets	$453,434			$388,677

Interest-bearing liabilities:
Deposits:
Money market accounts	$38,655	$228	2.39%	$40,003	$153	1.55%
Savings accounts (2)	45,864	120	1.06%	47,117	79	0.68%
NOW accounts	16,057	13	0.33%	17,206	13	0.31%
Certificates of deposit	195,362	2,267	4.71%	163,306	1,416	3.52%

Total interest-bearing deposits	295,938	2,628	3.60%	267,632	1,661	2.52%
FHLB advances	15,136	145	3.89%	34,696	355	4.15%
Securities sold under agreement to repurchase	10,856	72	2.69%	16,050	62	1.57%
Other borrowings	96	2	8.45%	144	3	8.45%

Total interest-bearing borrowings	26,088	219	3.40%	50,890	420	3.35%

Total interest-bearing liabilities	322,026	2,847	3.59%	318,522	2,081	2.65%

Demand deposits	21,852			25,193
Other noninterest-bearing liabilities	401			1,149

Total liabilities	344,279			344,864
Total stockholders’ equity	109,155			43,813

Total liabilities and stockholders’ equity	$453,434			$388,677

Net interest-earning assets	$103,610			$44,482

Tax equivalent net interest income/ interest rate spread (3)		3,540	2.50%		3,080	3.12%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.37%			3.44%

Ratio of interest-earning assets to interest-bearing liabilities			132.17%			113.97%

Less: tax equivalent adjustment (1)		(12)			(13)

Net interest income as reported on income statement		$3,528			$3,067

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.

(2)	Savings accounts include mortgagors’ escrow deposits.

(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Three Months Ended March 31, 2007 compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$54	$48	$102
Loans:
Residential real estate loans	214	64	278
Commercial real estate loans	362	115	477
Consumer loans	99	10	109
Commercial loans	112	54	166

Total loans	787	243	1,030
Other	96	(2)	94

Total interest-earning assets	$937	$289	$1,226

Interest-bearing liabilities:
Deposits:
Money market accounts	$(5)	$80	$75
Savings accounts (2)	(2)	43	41
NOW accounts	(1)	1	0
Certificates of deposit	313	538	851

Total deposits	305	662	967
FHLB advances	(188)	(22)	(210)
Securities sold under agreement to repurchase	(24)	34	10
Other borrowings	(1)	—	(1)

Total interest-bearing borrowings	(213)	12	(201)

Total interest-bearing liabilities	92	674	766

Increase (decrease) in net interest income (3)	$845	$(385)	$460

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, increased $461,000, or 15.0%, to $3.5 million for the three months ended March 31, 2007 compared to $3.1 million for the same period in 2006, mainly driven by growth in average interest-earning assets. Net interest margin decreased 7 basis points to 3.37% for the three months ended March 31, 2007 from the comparable period in 2006 primarily resulting from a higher cost of funds, partially mitigated by an increase in interest-earning assets.

Interest and dividend income, on a tax equivalent basis, rose $1.2 million, or 23.8%, to $6.4 million for the three months ended March 31, 2007 compared to $5.2 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $425.6 million for the three months ended March 31, 2007 compared to $363.0 million for the same period last year, an increase of $62.6 million, or 17.3%. Average loans increased $50.3 million, or 15.8%, primarily due to strong originations. Average investment securities expanded $5.2 million, or 13.8%, principally reflecting purchases of agencies. The yield on average interest-earning assets increased 32 basis points to 6.09% for the three months ended March 31, 2007, principally as a result of higher market rates of interest. The higher interest rate environment led to a decrease in the levels of loan prepayment and refinancing volume.

Total interest expense increased $766,000, or 36.8%, to $2.8 million for the three months ended March 31, 2007 from $2.1 million for the same period in 2006, resulting primarily from increased rates paid on average interest-bearing liabilities. Average interest-bearing liabilities increased $3.5 million, or 1.1%, to $322.0 million for the three months ended March 31, 2007 from $318.5 million for the comparable period in 2006 reflecting an increase in interest-bearing deposits and a decrease in FHLB advances. Rates paid on average interest-bearing liabilities rose 94 basis points to 3.59% for the first quarter of 2007, largely reflecting the higher market interest rates. The higher interest rate environment led to an increase in rates paid for new certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses decreased $49,000 to $101,000 in the first quarter of 2007 compared to $150,000 for the same period in 2006 primarily due to a large commercial real estate loan pay off. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $253,000, or 53.8%, to $723,000 for the first quarter of 2007 compared to $470,000 for the same period in 2006. Fee income increased $40,000, or 10.3%, to $429,000 in the first quarter of 2007 from $389,000 for the comparable period in 2006 reflecting an increase in ATM fee income. Investment commissions totaled $83,000 for the three months ended March 31, 2007 compared to $68,000 in the first quarter of 2006, an increase of $15,000, or 22.1%, mainly resulting from new customers gained as a result of successful business development efforts. Loan sales and servicing income declined $75,000 or 102.7% to negative $2,000 from $73,000 for the same period in 2006. The Bank did not sell loans during the first quarter of 2007. The gain on sales of available-for-sale securities increased $288,000 to $296,000 due to sales of available-for-sale securities.

Non-interest Expenses

Non-interest expenses increased $394,000, or 13.6%, to $3.3 million for the three months ended March 31, 2007 compared to $2.9 million in the first quarter of 2006. This was largely attributable to an increase in salaries and benefits expense of $219,000, or 13.7%, to $1.8 million for the first quarter of 2007 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated with the Bank’s ESOP. Other non-interest expenses increased $133,000 or 24.5%, to $675,000 for the three month ended March 31, 2007 compared to $542,000 for the same period in 2006. The increase was primarily attributable to an increase in legal fees of $44,000 associated with being a public company as well as an increase in consulting cost of $24,000 for costs associated with Sarbanes Oxley Act compliance.

Income Taxes

The Company’s income tax expense increased $153,000, or 100.7%, to $305,000 for the first quarter of 2007 compared to $152,000 in 2006 due to an increase in income before taxes. The Company’s combined federal and state effective tax rate was 35.5%, up slightly from 31.0% for the same period in 2006 due to an increase in taxable income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $31.8 million. Total securities classified as available for sale were $7.5 million at March 31, 2007. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $107.7 million from the Federal Home Loan Bank of Boston. On March 31, 2007, we had $14.8 million of borrowings outstanding. Based on the current level of liquidity we do not anticipate any future Federal Home Loan Bank of Boston borrowings at this time.

At March 31, 2007, we had $77.8 million in loan commitments outstanding, which consisted of $7.6 million of commercial loan commitments, $10.7 million of mortgage loan commitments, $19.1 million in unadvanced construction loan commitments, $7.5 million in unused home equity lines of credit and $32.9 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2007 totaled $126.0 million, or 64.4%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Corporation is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Corporation exceeded these requirements at March 31, 2007.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2007:
Total Capital to Risk Weighted Assets
Company	$111,725	29.6%	$36,272	8.0%	N/A	N/A
Bank	$73,756	19.9%	$29,708	8.0%	$37,135	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$108,422	28.7%	$15,102	4.0%	N/A	N/A
Bank	$70,453	19.0%	$14,854	4.0%	$22,281	6.0%
Tier 1 Capital to Average Assets
Company	$108,422	23.9%	$18,136	4.0%	N/A	N/A
Bank	$70,453	15.8%	$17,889	4.0%	$22,362	5.0%
As of December 31, 2006:
Total Capital to Risk Weighted Assets
Company	$111,113	28.7%	$30,975	8.0%	N/A	N/A
Bank	$73,164	19.2%	$30,462	8.0%	$38,078	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$107,749	27.8%	$15,487	4.0%	N/A	N/A
Bank	$69,800	18.3%	$15,231	4.0%	$22,847	6.0%
Tier 1 Capital to Average Assets
Company	$107,749	24.3%	$17,701	4.0%	N/A	N/A
Bank	$69,800	16.1%	$17,385	4.0%	$21,731	5.0%

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

For the three month periods ended March 31, 2007 and March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at March 31, 2007 through March 31, 2008.

Increase (Decrease) in Market interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars In Thousands)
300 bp	$12,562	($407)	-3.1%
200	$12,362	($607)	-4.7%
100	$12,721	($248)	-1.9%
—	$12,969	—	—
(100)	$13,192	$223	1.7%
(200)	$13,501	$532	4.1%

The basis points changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

CHICOPEE BANCORP, INC.

Dated: May 10, 2007	By:	/s/ William J. Wagner
William J. Wagner Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: May 10, 2007	By:	/s/ W. Guy Ormsby
W. Guy Ormsby Executive Vice President, Chief Financial Officer and Treasurer (principal financial and chief accounting officer)