Form 10-Q
period 2007-06-30
CHICOPEE BANCORP, INC.
filed 2007-08-14
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☐    Accelerated file  ☐    Non-accelerated filer  ☒

Indicate be check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2007, there were 7,439,368 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Cash and due from banks	$13,392	$8,816
Short-term investments	3,057	1,132
Federal funds sold	8,395	1,580

Total cash and cash equivalents	24,844	11,528

Securities available-for-sale, at fair value	8,198	7,861
Securities held-to-maturity, at cost (fair value $35,369 and $37,099 at June 30, 2007 and December 31, 2006, respectively)	35,777	37,411
Federal Home Loan Bank stock, at cost	1,583	1,574
Loans, net of allowance for loan losses ($3,079 at June 30, 2007 and $2,908 at December 31, 2006)	376,269	368,968
Cash surrender value of life insurance	11,438	11,200
Premises and equipment, net	6,779	7,003
Accrued interest and dividend receivable	1,852	1,901
Deferred income tax asset	1,586	1,538
Other assets	760	1,061

Total assets	$469,086	$450,045

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$30,816	$29,088
Interest-bearing	297,918	282,483

Total deposits	328,734	311,571

Securities sold under agreements to repurchase	14,710	12,712
Advances from Federal Home Loan Bank	14,104	15,256
Mortgagors’ escrow accounts	980	997
Accrued expenses and other liabilities	827	1,063

Total liabilities	359,355	341,599

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued and outstanding at June 30, 2007 and December 31, 2006)	72,479	72,479
Additional paid-in-capital	225	144
Unearned compensation	(5,505)	(5,654)
Retained earnings	41,961	40,817
Accumulated other comprehensive income	571	660

Total stockholders’ equity	109,731	108,446

Total liabilities and stockholders’ equity	$469,086	$450,045

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans, including fees	$5,889	$4,879	$11,616	$9,576
Interest and dividends on securities	515	385	975	745
Other interest-earning assets	219	152	407	243

Total interest and dividend income	6,623	5,416	12,998	10,564

Interest expense:
Deposits	2,724	1,804	5,352	3,466
Securities sold under agreements to repurchase	77	48	149	110
Other borrowed funds	145	354	292	712

Total interest expense	2,946	2,206	5,793	4,288

Net interest income	3,677	3,210	7,205	6,276
Provision for loan losses	113	110	214	260

Net interest income, after provision for loan losses	3,564	3,100	6,991	6,016

Non-interest income:
Service charges, fees and commissions	503	391	932	781
Loan sales and servicing, net of amortization	—	44	(2)	117
Net gain on sales of securities available-for-sale	293	11	588	18

Total non-interest income	796	446	1,518	916

Non-interest expenses:
Salaries and employee benefits	1,975	1,628	3,794	3,228
Occupancy expenses	260	262	551	541
Furniture and equipment	237	223	466	441
Data processing	181	163	364	343
Stationery, supplies and postage	86	85	179	161
Other non-interest expense	723	628	1,398	1,171

Total non-interest expenses	3,462	2,989	6,752	5,885

Income before income taxes	898	557	1,757	1,047
Income tax expense	308	168	613	320

Net income	$590	$389	$1,144	$727

Earnings per share:
Basic	$0.09	NA	$0.17	NA
Diluted	$0.09	NA	$0.17	NA

Adjusted weighted average shares outstanding:
Basic	6,881,194	NA	6,881,194	NA
Diluted	6,881,194	NA	6,881,194	NA

NA- Not Applicable

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	$72,479	$144	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income	—	—	—	1,144	—	1,144
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	(89)	(89)

Total comprehensive income						1,055

Change in unearned compensation	—	81	149	—	—	230

Balance at June 30, 2007	$72,479	$225	$(5,505)	$41,961	$571	$109,731

Balance at December 31, 2005	$—	$—	$—	$43,351	$90	$43,441

Comprehensive income:
Net income	—	—	—	727	—	727
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	24	24

Total comprehensive income						751

Balance at June 30, 2006	$—	$—	$—	$44,078	$114	$44,192

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$1,144	$727
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	358	359
Net amortization of investments	—	25
Provision for loan losses	214	260
Increase in cash surrender value of life insurance	(238)	(201)
Realized gains on investment securities, net	(588)	(18)
Realized losses on disposal of property and equipment	4	—
Net gains on sales of loans and other real estate owned	—	(14)
Deferred income taxes	—	1
Decrease (increase) in other assets	301	(440)
Decrease (increase) in accrued interest receivable	48	(183)
Decrease in other liabilities	(234)	(695)
Change in unearned compensation	230	—

Net cash provided (used) by operating activities	1,239	(179)

Cash flows from investing activities:
Additions to premises and equipment	(138)	(471)
Loan originations and principal collections, net	(7,516)	(14,163)
Proceeds from sales of securities available-for-sale	2,590	1,210
Purchases of securities available-for-sale	(2,484)	(1,034)
Purchases of securities held-to-maturity	(40,628)	(21,438)
Maturities of securities held-to-maturity	42,262	22,591

Net cash used by investing activities	(5,914)	(13,305)

Cash flows from financing activities:
Net increase in deposits	17,163	7,847
Net increase (decrease) in securities sold under agreements to repurchase	1,998	(5,704)
Payments on long-term FHLB advances	(1,153)	(1,869)
Net decrease in other short-term borrowings	—	(10,520)
Cash proceeds from the subscription phase of the initial public offering	—	57,410
Net decrease in escrow funds held	(17)	(74)

Net cash provided by financing activities	17,991	47,090

Net increase in cash and cash equivalents	13,316	33,606

Cash and cash equivalents at beginning of period	11,528	17,586

Cash and cash equivalents at end of period	$24,844	$51,192

Supplemental cash flow information:
Interest paid on deposits	$5,352	$3,466
Interest paid on borrowings	441	822
Income taxes paid	533	638

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2007

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of June 30, 2007 and for the periods ended June 30, 2007 and 2006 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

The results for the three and six months interim periods covered hereby are not necessarily indicative of the operating results for a full year.

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

As of June 30, 2007, the Company did have an approved stock-based compensation plan which had no options issued or outstanding. As of July 26, 2007, the Company granted stock options and stock awards under the Company’s 2007 Equity Incentive Plan. The total number of options granted under the plan is 743,936, at a fair value of $3.92 per option. The exercise price of each stock option is equivalent to the fair value of the stock at the date of grant of $14.29 per share. The total number of awards granted under the plan are 297,574 at a fair value $14.29 per share. All options and awards will be expensed over there vesting period of 5 years.

Earnings per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (in thousands)	$590	$389	$1,144	$727

Weighted average number of common shares outstanding	7,439,368	NA	7,439,368	NA
Less: average number of unallocated ESOP shares	(558,174)	NA	(558,174)	NA

Adjusted weighted average number of common shares outstanding	6,881,194	NA	6,881,194	NA
Plus: potential shares that may be issued by the Company	—	NA	—	NA

Weighted average number of diluted shares outstanding	6,881,194	NA	6,881,194	NA

Net income per share:
Basic	$0.09	NA	$0.17	NA
Diluted	$0.09	NA	$0.17	NA

NA- Not applicable

3.	Recent Accounting Pronouncements

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

The Company’s income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service. The December 31, 2005 income tax return was audited and there were no changes. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the six month period ended June 30, 2007.

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

Comprehensive income is comprised of the following:

	Three Months Ended June 30,
	2007	2006
	(Dollars In Thousands)
Net income	$590	$389
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	486	(106)
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(293)	(11)
Tax effect	(67)	41

Other comprehensive income (loss), net of tax	126	(76)

Total comprehensive income	$716	$313

	Six Months Ended June 30,
	2007	2006
	(Dollars In Thousands)
Net income	$1,144	$727
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	451	55
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(588)	(18)
Tax effect	48	(13)

Other comprehensive income (loss), net of tax	(89)	24

Total comprehensive income	$1,055	$751

6.	Defined Benefit Pension Plan

Prior to January 31, 2007 the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of November 14, 2006, the Board of Directors agreed to terminate the Pension Plan effective January 31, 2007. As of June 30, 2007, the Bank had an accrued liability of $781,000 which will be equitably distributed to all eligible employees who were active when the plan terminated.

The components of the net periodic benefit cost are:

	Three Months Ended June 30,
	2007	2006
	(Dollars In Thousands)
Service cost	$—	$89
Interest cost	72	90
Amortization of transition obligation	—	1
Expected return on assets	(72)	(93)
Recognized net actuarial loss	—	8

Net periodic benefit cost	$—	$95

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%

Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

	Six Months Ended June 30,
	2007	2006
	(Dollars In Thousands)
Service cost	$—	$179
Interest cost	143	180
Amortization of transition obligation	—	1
Expected return on assets	(143)	(186)
Recognized net actuarial loss	—	17

Net periodic benefit cost	$—	$191

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%

Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2007 and 2006, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At June 30, 2007, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

The Company’s assets grew $19.0 million, or 4.2%, to $469.1 million at June 30, 2007 as compared to $450.0 million at December 31, 2006, primarily as a result of an increase in loans of $7.3 million as well as an increase in federal funds sold of $6.8 million. Total net loans increased to $376.3 million from $369.0 million as of December 31, 2006, with one-to-four family loans increasing $2.9 million, or 2.03%, construction loans increasing $2.4 million, or 5.83% and consumer loans increasing $1.7 million, or 6.77%. The increase in federal funds sold was primarily due to an increase in deposits of $17.2 million offset by the loan growth.

The balance sheet expansion was funded primarily by an increase in deposits of $17.2 million. Core deposits, which exclude certificates of deposit, increased $6.8 million, or 5.66%, to $126.8 million at June 30, 2007 from $120.0 million at December 31, 2006 largely as a result of aggressive deposit pricing. Borrowings decreased $1.2 million, or 7.55%, to $14.1 million at June 30, 2007 due to principal payments. Certificates of deposit balances grew $10.4 million, or 5.41%, to $202.0 million at June 30, 2007 principally from special promotions.

Total stockholders’ equity increased $1.3 million, or 1.18%, to $109.7 million at June 30, 2007 over December 31, 2006, resulting mainly from net income from the period.

Lending Activities

At June 30, 2007, the Company’s net loan portfolio was $376.3 million, or 80.21% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	June 30, 3007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$146,884	38.9%	$143,964	38.8%
Multi-family	11,325	3.0%	11,447	3.1%
Commercial	102,334	27.1%	102,819	27.7%
Construction	44,143	11.7%	41,713	11.2%

Total real estate loans	304,686	80.7%	299,943	80.8%

Consumer loans:
Home equity	7,344	2.0%	7,766	2.1%
Second mortgages	15,219	4.0%	13,386	3.6%
Other	3,816	1.0%	3,555	1.0%

Total consumer loans	26,379	7.0%	24,707	6.7%

Commercial loans	46,458	12.3%	46,348	12.5%

Total loans	377,523	100.0%	370,998	100.0%

Less:
Undisbursed portion of loans in process	967		21
Net deferred loan origination costs	858		857
Allowance for loan losses	(3,079)		(2,908)

Loans, net	$376,269		$368,968

The Company’s net loan portfolio increased $7.3 million, or 1.98%, during the first six months of 2007 primarily due to strong real estate lending.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	June 30, 2007	December 31, 2006
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$392	$1,460
Construction	—	—
Commercial	50	243
Consumer	68	8

Total	510	1,711
Real estate owned, net	—	—

Total nonperforming assets	$510	$1,711

Total nonperforming loans as a percentage of total loans (1) (2)	0.13%	0.46%
Total nonperforming assets as a percentage of total assets (2)	0.11%	0.38%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Bank’s loans and it is reasonably possible that actual loss experience in the near term may differ from the amounts reflected in this report.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Six Months Ended June 30,
	2007	2006
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$2,908	$2,605

Charged-off loans:
Real estate	24	47
Commercial	2	5
Consumer	18	3

Total charged-off loans	44	55

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	1	1
Consumer	—	—

Total recoveries	1	1

Net loan charge-offs	43	54
Provision for loan losses	214	260

Allowance for loan losses, end of period	$3,079	$2,811

Net loan charge-offs to average loans, net	0.02%	0.03%
Allowance for loan losses to total loans (1)	0.82%	0.85%
Allowance for loan losses to nonperforming loans (2)	603.73%	881.19%
Recoveries to charge-offs	2.27%	1.82%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At June 30, 2007, the Company’s investment securities portfolio amounted to $44.0 million, or 9.37% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	June 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale:
Marketable equity securities	$7,321	$8,198	$6,847	$7,861

Total equity securities	7,321	8,198	6,847	7,861

Securities held-to-maturity:
Debt securities of government sponsored enterprises	24,633	24,603	28,924	28,891
Corporate and industrial revenue bonds	4,520	4,520	1,710	1,710
Collateralized mortgage obligations	6,624	6,246	6,777	6,498

Total securities held-to-maturity	35,777	35,369	37,411	37,099

Total	$43,098	$43,567	$44,258	$44,960

(1)	Does not include investments in FHLB-Boston stock totaling $1.6 million at June 30, 2007 and December 31, 2006.

Securities available-for-sale increased $337,000, or 4.29%, to $8.2 million at June 30, 2007 primarily due to sale of stock, the proceeds from which were reinvested. Held-to-maturity securities decreased $1.6 million or 4.37% to $35.8 million due to maturities of held-to-maturity securities, net of proceeds which were reinvested.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated.

	June 30, 2007		December 31, 2006
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$30,816	9.37%	$29,088	9.33%
NOW accounts	15,284	4.65%	16,350	5.25%
Passbook accounts	42,330	12.88%	40,467	12.99%
Money market deposit accounts	38,348	11.67%	34,083	10.94%
Certificates of deposit	201,956	61.43%	191,583	61.49%

Total deposits	$328,734	100.00%	$311,571	100.00%

Deposits grew $17.2 million, or 5.51%, to $328.7 million at June 30, 2007 from $311.6 million at December 31, 2006. The growth in demand deposit, passbook and money market deposit accounts reflects the success of sales and marketing efforts. Certificates of deposit balances also increased $10.4 million, or 5.41%, to $202.0 million at June 30, 2007 largely due to special promotional rates.

Borrowing

The following sets forth information concerning our borrowings for the period indicated.

	June 30, 2007	December 31, 2006
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB advances	15,635	41,425
Securities sold under agreements to repurchase	11,624	21,294
Other borrowings	100	147
Average advances outstanding during the period:
FHLB advances	14,911	25,037
Securities sold under agreements to repurchase	11,624	13,690
Other borrowings	90	126
Weighted average interest rate during the period:
FHLB advances	3.90%	4.16%
Securities sold under agreements to repurchase	2.50%	2.00%
Other borrowings	7.00%	7.00%
Balance outstanding at end of period:
FHLB advances	14,104	15,256
Securities sold under agreements to repurchase	14,710	12,712
Other borrowings	79	104
Weighted average interest rate at end of period:
FHLB advances	3.83%	3.82%
Securities sold under agreements to repurchase	2.50%	2.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General

Net income increased $201,000, to $590,000 for the quarter ended June 30, 2007 compared to $389,000 for the same quarter last year. The increase in net income for the second quarter 2007 was a result of an increase in interest income of $1.2 million or 22.29%, primarily due to growth in average loans, partially offset by an increase in interest expense of $740,000 or 33.54%, due to an increase in average interest-bearing liabilities.

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

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$45,071	$528	4.70%	$36,669	$397	4.34%
Loans:
Residential real estate loans	163,133	2,118	5.21%	146,270	1,956	5.36%
Commercial real estate loans	139,316	2,513	7.24%	121,113	1,880	6.23%
Consumer loans	25,780	434	6.75%	20,360	338	6.66%
Commercial loans	44,195	824	7.48%	38,128	705	7.42%

Loans, net	372,424	5,889	6.34%	325,871	4,879	6.01%
Other	15,036	219	5.84%	11,462	152	5.32%

Total interest-earning assets	432,531	6,636	6.15%	374,002	5,428	5.82%

Noninterest-earning assets	27,147			26,857

Total assets	$459,678			$400,859

Interest-bearing liabilities:
Deposits:
Money market accounts	$36,823	$257	2.80%	$40,889	$182	1.79%
Savings accounts (2)	45,533	130	1.15%	47,686	78	0.66%
NOW accounts	16,150	16	0.40%	16,942	13	0.31%
Certificates of deposit	197,314	2,321	4.72%	163,487	1,531	3.76%

Total interest-bearing deposits	295,820	2,724	3.69%	269,004	1,804	2.69%
FHLB advances	14,688	143	3.91%	32,892	352	4.29%
Securities sold under agreement to repurchase	12,384	77	2.49%	12,631	48	1.52%
Other borrowings	84	2	9.55%	132	2	6.08%

Total interest-bearing borrowings	27,156	222	3.28%	45,655	402	3.53%

Total interest-bearing liabilities	322,976	2,946	3.66%	314,659	2,206	2.81%

Demand deposits	26,802			27,813
Other noninterest-bearing liabilities	441			14,303

Total liabilities	350,219			356,775
Total stockholders’ equity	109,459			44,084

Total liabilities and stockholders’ equity	$459,678			$400,859

Net interest-earning assets	$109,555			$59,343

Tax equivalent net interest income/interest rate spread (3)		3,690	2.49%		3,222	3.01%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.42%			3.46%

Ratio of interest-earning assets to interest-bearing liabilities			133.92%			118.86%

Less: tax equivalent adjustment (1)		(13)			(12)

Net interest income as reported on income statement		$3,677			$3,210

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Three Months Ended June 30, 2007 compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$93	$37	$130
Loans:
Residential real estate loans	220	(58)	162
Commercial real estate loans	305	328	633
Consumer loans	91	5	96
Commercial loans	113	6	119

Total loans	729	281	1,010
Other	51	16	67

Total interest-earning assets	$873	$334	$1,207

Interest-bearing liabilities:
Deposits:
Money market accounts	$(19)	$94	$75
Savings accounts (2)	(4)	56	52
NOW accounts	(1)	4	3
Certificates of deposit	353	437	790

Total deposits	329	591	920
FHLB advances	(180)	(29)	(209)
Securities sold under agreement to repurchase	(1)	30	29
Other borrowings	(1)	1	—

Total interest-bearing borrowings	(182)	2	(180)

Total interest-bearing liabilities	147	593	740

Increase (decrease) in net interest income (3)	$726	$(259)	$467

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, increased $467,000, or 14.55%, to $3.7 million for the three months ended June 30, 2007 compared to $3.2 million for the same period in 2006, mainly driven by growth in average interest-earning assets. Net interest margin decreased 4 basis points to 3.42% for the three months ended June 30, 2007 from the comparable period in 2006 primarily resulting from a higher cost of funds, partially mitigated by an increase in interest-earning assets.

Interest and dividend income, on a tax equivalent basis, rose $1.2 million, or 22.05%, to $6.6 million for the three months ended June 30, 2007 compared to $5.4 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $432.5 million for the three months ended June 30, 2007 compared to $374.0 million for the same period last year, an increase of $58.5 million, or 15.65%. Average loans increased $46.6 million, or 14.29%, primarily due to strong originations. Average investment securities expanded $8.4 million, or 22.91%, principally reflecting purchases of agencies. The yield on average interest-earning assets increased 33 basis points to 6.15% for the three months ended June 30, 2007, principally as a result of higher market rates of interest. The higher interest rate environment led to a decrease in the levels of loan prepayment and refinancing volume.

Total interest expense increased $740,000, or 33.54%, to $2.9 million for the three months ended June 30, 2007 from $2.2 million for the same period in 2006, resulting primarily from increased rates paid on average interest-bearing liabilities. Average interest-bearing liabilities increased $8.3 million, or 2.64%, to $323.0 million for the three months ended June 30, 2007 from $314.7 million for the comparable period in 2006 reflecting an increase in interest-bearing deposits and a decrease in FHLB advances. Rates paid on average interest-bearing liabilities rose 85 basis points to 3.66% for the second quarter of 2007, largely reflecting the higher market interest rates. The higher interest rate environment led to an increase in rates paid for new certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses increased $3,000 to $113,000 in the second quarter of 2007 compared to $110,000 for the same period in 2006. The increase in provision for loan losses was due to an increase in net loans. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $350,000, or 78.48%, to $796,000 for the second quarter of 2007 compared to $446,000 for the same period in 2006. Fee income increased $112,000, or 28.64%, to $503,000 in the second quarter of 2007 from $391,000 for the comparable period in 2006 reflecting an increase in investment commissions and ATM fees. Investment commissions totaled $122,000 for the three months ended June 30, 2007 compared to $58,000 in the second quarter of 2006, an increase of $64,000, or 110.34%, mainly resulting from new customers gained as a result of successful business development efforts. ATM fee income increased $22,000 to $92,000 from $70,000 for the same period in 2006. Loan sales and servicing income declined $44,000 or 100.00% from the same period in 2006. The Bank did not sell loans during the second quarter of 2007. The gain on sales of available-for-sale securities increased $282,000 to $293,000 due to sales of available-for-sale securities.

Non-interest Expenses

Non-interest expenses increased $473,000, or 15.82%, to $3.5 million for the three months ended June 30, 2007 compared to $3.0 million in the second quarter of 2006. This was largely attributable to an increase in salaries and benefits expense of $347,000, or 21.31%, to $2.0 million for the second quarter of 2007 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated with the Bank’s ESOP. Other non-interest expenses increased $95,000 or 15.13%, to $723,000 for the three month ended June 30, 2007 compared to $628,000 for the same period in 2006. The increase was primarily attributable to an increase in legal fees of $25,000 for expenses associated with being a public company as well as an increase in consulting cost of $21,000 for costs associated with Sarbanes-Oxley Act compliance.

Income Taxes

The Company’s income tax expense increased $140,000, or 83.64%, to $308,000 for the second quarter of 2007 compared to $168,000 in 2006 due to an increase in income before taxes. The Company’s combined federal and state effective tax rate was 34.3%, up slightly from 30.2% for the same period in 2006, due primarily to an increase in income.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General

Net income increased $417,000, or 57.36%, to $1.1 million for the six months ended June 30, 2007 compared to $727,000 for the same period last year. The increase in income for the first six months of 2007 was a result of an increase in net interest income of $929,000 and an increase in non-interest income of $602,000, partially off-set by an increase in non-interest expense of $867,000 as well as an increase in income tax expense of $297,000.

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

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$43,938	$1,000	4.59%	$37,134	$770	4.18%
Loans:
Residential real estate loans	161,358	4,322	5.40%	145,099	3,882	5.40%
Commercial real estate loans	140,217	4,817	6.93%	119,896	3,708	6.24%
Consumer loans	25,373	850	6.76%	19,679	644	6.60%
Commercial loans	43,741	1,627	7.50%	37,615	1,342	7.19%

Loans, net	370,689	11,616	6.32%	322,289	9,576	5.99%
Other	14,478	407	5.67%	9,109	243	5.38%

Total interest-earning assets	429,105	13,023	6.12%	368,532	10,589	5.79%

Noninterest-earning assets	27,468			26,270

Total assets	$456,573			$394,802

Interest-bearing liabilities:
Deposits:
Money market accounts	$37,734	$485	2.59%	$33,555	$335	2.01%
Savings accounts (2)	45,697	251	1.11%	88,167	155	0.35%
NOW accounts	16,104	29	0.36%	14,128	26	0.37%
Certificates of deposit	196,343	4,587	4.71%	136,177	2,950	4.37%

Total interest-bearing deposits	295,878	5,352	3.65%	272,027	3,466	2.57%
FHLB advances	14,911	289	3.91%	33,789	707	4.22%
Securities sold under agreement to repurchase	11,624	149	2.58%	14,331	110	1.55%
Other borrowings	90	3	6.72%	137	5	7.36%

Total interest-bearing borrowings	26,625	441	3.34%	48,257	822	3.43%

Total interest-bearing liabilities	322,503	5,793	3.62%	320,284	4,288	2.70%

Demand deposits	23,959			22,805
Other noninterest-bearing liabilities	803			7,764

Total liabilities	347,265			350,853
Total stockholders’ equity	109,308			43,949

Total liabilities and stockholders’ equity	$456,573			$394,802

Net interest-earning assets	$106,602			$48,248

Tax equivalent net interest income/interest rate spread (3)		7,230	2.50%		6,301	3.09%

Tax equivalent net interest margin as a percentage of interest-earning assets (4)			3.40%			3.45%

Ratio of interest-earning assets to interest-bearing liabilities			133.05%			115.06%

Less: tax equivalent adjustment (1)		(25)			(25)

Net interest income as reported on income statement		$7,205			$6,276

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Six Months Ended June 30, 2007 compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$165	$65	$230
Loans:
Residential real estate loans	435	5	440
Commercial real estate loans	671	438	1,109
Consumer loans	191	15	206
Commercial loans	226	59	285

Total loans	1,523	517	2,040
Other	151	13	164

Total interest-earning assets	$1,839	$595	$2,434

Interest-bearing liabilities:
Deposits:
Money market accounts	$46	$104	$150
Savings accounts (2)	(104)	200	96
NOW accounts	4	(1)	3
Certificates of deposit	1,390	247	1,637

Total deposits	1,336	550	1,886
FHLB advances	(369)	(49)	(418)
Securities sold under agreement to repurchase	(24)	63	39
Other borrowings	(2)	—	(2)

Total interest-bearing borrowings	(395)	14	(381)

Total interest-bearing liabilities	941	564	1,505

Increase in net interest income (3)	$898	$31	$929

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income increased $929,000, or 14.80%, to $7.2 million for the six months ended June 30, 2007 compared to $6.3 million for the same period in 2006, mainly driven by growth in average interest-earning assets, partially offset by higher cost of deposits. Net interest margin declined 5 basis points to 3.40% for the six months ended June 30, 2007 from the comparable period in 2006 primarily resulting from increased cost of funds, mitigated by higher yields on interest-earning assets.

Total interest and dividend income, on a tax equivalent basis, rose $2.4 million, or 22.97%, to $13.0 million for the six months ended June 30, 2007 compared to $10.6 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $429.1 million for the six months ended June 30, 2007 compared to $368.5 million for the same period last year, an increase of $60.6 million, or 16.44%. Average loans increased $48.4 million, or 15.02%, primarily due to strong origination. Average investment securities increased $6.8 million, or 18.32%, principally reflecting purchases of agencies. The yield on average interest-earning assets grew 33 basis points to 6.12% for the six months ended June 30, 2007, principally as a result of higher market rates of interest. The higher interest rate environment led to reduced levels of loan prepayment and refinancing volume. In addition, a portion of the Company’s existing interest-sensitive assets repriced to increased rates.

Total interest expense increased $1.5 million, or 35.07%, to $5.8 million for the six months ended June 30, 2007 from $4.3 million for the same period in 2006, resulting primarily from increased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities increased 92 basis points to 3.62% for the six months ended June 30, 2007, largely reflecting higher market interest rates. The higher interest rate environment led to an increase in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $2.2 million, or 0.69%, to $322.5 million for the six months ended June 30, 2007 from $320.3 million for the comparable period in 2006 reflecting growth in interest-bearing deposits and a decrease in FHLB advances

Provision for Loan Losses

The provision for loan losses decreased $46,000 to $214,000 in the six months ended June 30, 2007 from $260,000 for the same period in 2006 primarily due to an decrease in classified loans since December 31, 2006 and a decrease in net charge offs totaling $43,000 for the six months ended June 30, 2007 compared to net charge-offs of $54,000 in 2006. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $602,000 or 65.72%, to $1.5 million for the six months ended June 30, 2007 compared to $916,000 for the same period in 2006. Fee income increased $151,000, or 19.33%, to $932,000 in the six months ended June 30, 2007 from $781,000 for the comparable period in 2006 reflecting an increase in ATM fees and investment services commissions. ATM fees increased $53,000, or 44.51% to $171,000 compared to $119,000 for the six months ended June 30, 2006. Investment commissions totaled $205,000 for the six months ended June 30, 2007 an increase from $126,000 in the same period last year, an increase of $79,000 or 62.30%, mainly resulting from new customers gained as a result of successful business development efforts. Net gain on sales of available-for-sale securities increased $570,000 to $588,000 for the six months of 2007 due to an increased number of sales in 2007 as well as a raise in the stock prices.

Non-interest Expenses

Non-interest expenses increased $867,000, or 14.73%, to $6.8 million for the six months ended June 30, 2007 compared to $5.9 million in the same period in 2006 principally attributable to salaries and benefits expenses increasing $566,000, or 17.53%, to $3.8 million for six months ended June 30, 2007 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated the Bank’s ESOP. Other non-interest expenses increased $227,000, or 19.39%, to $1.4 million for the six months ended June 30, 2007 largely resulting from an increase in legal and consulting expenses which is associated with the increase cost of a public company.

Income Taxes

The Company’s income tax expense increased $293,000, or 91.56%, to $613,000 for the six months ended June 30, 2007 compared to a tax expense of $320,000 in 2006 primarily attributable to an increase in income before taxes. The Company’s combined federal and state effective tax rate was 34.9%, up slightly from 30.6% for the same period in 2006, due primarily to an increase in income.

Explanation of Use of Non-GAAP Financial Measurements

We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax exempt securities to a tax equivalent amount may be considered to include non-GAAP financial information. A reconciliation to GAAP is provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$515	4.58%	$385	4.20%	$975	4.47%	$745	4.04%
Tax equivalent adjustment (1)	13		12		25		25

Investment securities (tax equivalent basis)	528	4.70%	397	4.34%	1,000	4.59%	770	4.18%

Net interest income (non-tax adjustment)	3,677		3,210		7,205		6,276
Tax equivalent adjustment (1)	13		12		25		25

Net interest income (tax equivalent basis)	3,690		3,222		7,230		6,301

Interest rate spread (no tax adjustment)		2.47%		3.00%		2.49%		3.08%
Net interest margin (no tax adjustment)		3.41%		3.44%		3.39%		3.43%

(1)	The tax equivalent adjustment is based on a tax rate of 41% for all periods presented.

Liquidity Management

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $24.8 million. Total securities classified as available for sale were $8.2 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $107.7 million from the Federal Home Loan Bank of Boston. On June 30, 2007, we had $14.1 million of borrowings outstanding. Based on the current level of liquidity we do not anticipate any future Federal Home Loan Bank of Boston borrowings at this time.

At June 30, 2007, we had $112.8 million in loan commitments outstanding, which consisted of $52.9 million of commercial loan commitments, $5.1 million of mortgage loan commitments, $20.2 million in unadvanced construction loan commitments, $7.4 million in unused home equity lines of credit and $27.2 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2007 totaled $134.7 million, or 66.71%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at June 30, 2007.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2007 and December 31, 2006 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2007

Total Capital to Risk Weighted Assets

Company	$112,604	29.1%	$36,772	8.0%	N/A	N/A
Bank	$74,576	19.5%	$30,529	8.0%	$38,161	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$109,130	28.2%	$15,473	4.0%	N/A	N/A
Bank	$71,102	18.6%	$15,264	4.0%	$22,897	6.0%

Tier 1 Capital to Average Assets
Company	$109,130	23.7%	$18,386	4.0%	N/A	N/A
Bank	$71,102	15.6%	$18,173	4.0%	$22,717	5.0%

As of December 31, 2006:

Total Capital to Risk Weighted Assets
Company	$111,113	28.7%	$30,975	8.0%	N/A	N/A
Bank	$73,164	19.2%	$30,462	8.0%	$38,078	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$107,749	27.8%	$15,487	4.0%	N/A	N/A
Bank	$69,800	18.3%	$15,231	4.0%	$22,847	6.0%

Tier 1 Capital to Average Assets
Company	$107,749	24.3%	$17,701	4.0%	N/A	N/A
Bank	$69,800	16.1%	$17,385	4.0%	$21,731	5.0%

We also manage our capital for maximum stockholder benefit. The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced, as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operation are expected to be enhanced by the capital from the stock offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common stock repurchases

Off-Balance Sheet Arrangements

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

For the six month periods ended June 30, 2007 and June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Qualitative Aspects of Market Risk

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

Quantitative Aspects of Market Risk

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at June 30, 2007 through June 30, 2008.

	Net Interest Income
Increase (Decrease) in Market interest Rates (Rate Shock)	$ Amount	$ Change	% Change
(Dollars In Thousands)
300 bp	$13,119	$128	1.0%
200	$13,191	$200	1.5%
100	$13,086	$95	0.7%
—	$12,991	—	—
(100)	$13,286	$295	2.3%
(200)	$13,179	$188	1.4%

The basis points changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. At June 30, 2007, the risk factors and the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

a.	An annual meeting to shareholders of the Company was held on May 30, 2007 (the “Annual Meeting).

b.	Not applicable

c.	The item voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.	Election of directors for a three-year term.

Director Nominees Elected For Three-Year Term:	For	Withheld
David P. Fontaine	6,707,927	68,360
James P. Lynch	6,662,797	113,490
William D. Masse	6,706,811	69,476
W. Guy Ormsby	6,670,301	105,986
Edwin M. Sowa	6,664,212	112,075
William J. Wagner	6,655,543	120,744

2.	The approval of the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
4,521,380	488,301	15,041	1,751,565

3.	The ratification of the appointment of Berry, Dunn, McNeil & Parker as independent auditors of the Company for the fiscal year ending December 31, 2007.

For	Against	Abstain
6,696,108	28,815	51,364

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (1)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S- 1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51996).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: August 13, 2007	By:	/s/ William J. Wagner
William J. Wagner Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: August 13, 2007	By:	/s/ W. Guy Ormsby
W. Guy Ormsby Executive Vice President, Chief Financial Officer and Treasurer (principal financial and chief accounting officer)