Form 10-Q
period 2007-09-30
CHICOPEE BANCORP, INC.
filed 2007-11-13
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 7,439,368 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$7,986	$8,816
Short-term investments	3,058	1,132
Federal funds sold	8,647	1,580

Total cash and cash equivalents	19,691	11,528

Securities available-for-sale, at fair value	8,328	7,861
Securities held-to-maturity, at cost (fair value $35,629 and $37,099 at September 30, 2007 and December 31, 2006, respectively)	35,890	37,411
Federal Home Loan Bank stock, at cost	1,583	1,574
Loans, net of allowance for loan losses ($3,079 at September 30, 2007 and $2,908 at December 31, 2006)	375,137	368,968
Cash surrender value of life insurance	11,556	11,200
Premises and equipment, net	6,819	7,003
Accrued interest and dividend receivable	2,088	1,901
Deferred income tax asset	1,596	1,538
Other assets	951	1,061

Total assets	$463,639	$450,045

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing	$29,409	$29,088
Interest-bearing	294,693	282,483

Total deposits	324,102	311,571

Securities sold under agreements to repurchase	17,937	12,712
Advances from Federal Home Loan Bank	13,446	15,256
Mortgagors’ escrow accounts	1,405	997
Accrued expenses and other liabilities	936	1,063

Total liabilities	357,826	341,599

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at September 30, 2007 and December 31, 2006)	72,479	72,479
Treasury stock, at cost (25,000 shares at September 30, 2007 and no shares at December 31, 2006)	(347)	—
Additional paid-in-capital	401	144
Unearned compensation (restricted stock awards)	(4,152)	—
Unearned compensation (Employee Stock Ownership Plan)	(5,431)	(5,654)
Retained earnings	42,310	40,817
Accumulated other comprehensive income	553	660

Total stockholders’ equity	105,813	108,446

Total liabilities and stockholders’ equity	$463,639	$450,045

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans, including fees	$5,926	$5,130	$17,542	$14,706
Interest and dividends on securities	500	536	1,475	1,281
Other interest-earning assets	126	296	532	539

Total interest and dividend income	6,552	5,962	19,549	16,526

Interest expense:
Deposits	2,778	2,033	8,130	5,499
Securities sold under agreements to repurchase	93	86	242	196
Other borrowed funds	139	165	430	877

Total interest expense	3,010	2,284	8,802	6,572

Net interest income	3,542	3,678	10,747	9,954
Provision for loan losses	—	75	214	335

Net interest income, after provision for loan losses	3,542	3,603	10,533	9,619

Non-interest income:
Service charges, fees and commissions	446	365	1,378	1,146
Loan sales and servicing, net of amortization	(2)	2	(4)	119
Net gain on sales of securities available-for-sale	126	13	714	31

Total non-interest income	570	380	2,088	1,296

Non-interest expenses:
Salaries and employee benefits	2,250	1,757	6,044	4,985
Occupancy expenses	227	266	777	807
Furniture and equipment	241	231	707	672
Data processing	189	184	553	527
Stationery, supplies and postage	78	75	256	236
Charitable foundation contributions	—	5,511	—	5,511
Other non-interest expense	679	647	2,078	1,818

Total non-interest expenses	3,664	8,671	10,415	14,556

Income (loss) before income taxes	448	(4,688)	2,206	(3,641)
Income tax expense (benefit)	100	(1,057)	713	(737)

Net income (loss)	$348	($3,631)	$1,493	($2,904)

Earnings per share:
Basic	$0.05	NA	$0.23	NA
Diluted	$0.05	NA	$0.23	NA
Adjusted weighted average shares outstanding:
Basic	6,573,685	NA	6,575,486	NA
Diluted	6,577,656	NA	6,580,718	NA

NA- Not Applicable

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	$72,479	$—	$144	$—	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income	—	—	—	—	—	1,493	—	1,493
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	(107)	(107)

Total comprehensive income								1,386

Purchase of common stock for funding of restricted stock awards	—	—	—	(4,365)	—	—	—	(4,365)
Treasury stock purchased (25,000 shares)	—	(347)	—		—	—	—	(347)
Change in unearned compensation	—	—	257	213	223	—	—	693

Balance at September 30, 2007	$72,479	$(347)	$401	$(4,152)	$(5,431)	$42,310	$553	$105,813

Balance at December 31, 2005	$—	$—	$—	$—	$—	$43,351	$90	$43,441

Comprehensive loss:
Net loss	—	—	—	—	—	(2,904)	—	(2,904)
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	256	256

Total comprehensive loss								(2,648)

Issuance of common stock for initial public offering net of expenses of $1,900	66,968	—	—	—	—	—	—	66,968
Issuance of common stock to Chicopee Savings Bank
Charitable Foundation	5,511	—	—	—	—	—	—	5,511
Stock purchased for ESOP	—	—	—	—	(5,951)	—	—	(5,951)
Change in unearned compensation	—	—	68	—	148	—	—	216

Balance at September 30, 2006	$72,479	$—	$68	$—	$(5,803)	$40,447	$346	$107,537

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,493	($2,904)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	589	542
Provision for impairment loss in investments	—	50
Provision for loan losses	214	335
Increase in cash surrender value of life insurance	(356)	(297)
Realized gains on investment securities, net	(714)	(31)
Realized losses on disposal of property and equipment	4	—
Net gains on sales of loans and other real estate owned	—	(14)
Deferred income taxes	—	(1,274)
Decrease in other assets	113	377
Increase in accrued interest receivable	(188)	(391)
Decrease in other liabilities	(126)	(651)
Change in unearned compensation	693	216

Net cash provided (used) by operating activities	1,722	(4,042)

Cash flows from investing activities:
Additions to premises and equipment	(374)	(600)
Loan originations and principal collections, net	(6,383)	(27,035)
Proceeds from sales of securities available-for-sale	4,094	5,304
Purchases of securities available-for-sale	(4,021)	(6,192)
Purchases of securities held-to-maturity	(65,588)	(54,210)
Maturities of securities held-to-maturity	67,073	50,964

Net cash used by investing activities	(5,199)	(31,769)

Cash flows from financing activities:
Net increase in deposits	12,530	7,035
Net increase (decrease) in securities sold under agreements to repurchase	5,225	(3,039)
Payments on long-term FHLB advances	(1,811)	(2,910)
Net decrease in other short-term borrowings	—	(10,520)
Issuance of common stock for the initial public offering, net of expenses	—	72,479
Stock purchased for ESOP	—	(5,951)
Stock purchased for treasury	(347)	—
Stock purchased for restricted stock awards	(4,365)	—
Net decrease in escrow funds held	408	376

Net cash provided by financing activities	11,640	57,470

Net increase in cash and cash equivalents	8,163	21,659

Cash and cash equivalents at beginning of period	11,528	17,586

Cash and cash equivalents at end of period	$19,691	$39,245

Supplemental cash flow information:
Interest paid on deposits	$8,130	$5,499
Interest paid on borrowings	672	1,073
Income taxes paid	815	857

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2007

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of September 30, 2007 and for the periods ended September 30, 2007 and 2006 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine months interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less treasury shares, unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (“ESOP”) and nonvested restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares to be issued include any shares in a stock-based compensation plan.

As of June 30, 2007, the Company had an approved stock-based compensation plan which had no options outstanding. On July 26, 2007, the Company granted stock options and stock awards under the Company’s 2007 Equity Incentive Plan. The total number of options granted under the plan is 743,936, at a fair value of $3.92 per option. The exercise price of each stock option is equivalent to the fair value of the stock at the date of grant of $14.29 per share. The total number of awards granted under the plan are 297,574 at a fair value of $14.29 per share. All options and awards will be expensed over their vesting period of 5 years.

Earnings per common share are not presented for the September 30, 2006 period as the Company’s initial public offering was completed on July 19, 2006; therefore, per share results would not be meaningful.

Earnings per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss) (in thousands)	$348	($3,631)	$1,493	($2,904)

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,717)	—	(916)	—
Less: average number of unallocated ESOP shares	(565,392)	(595,149)	(565,392)	(595,149)
Less: average number of nonvested restricted stock awards	(297,574)	—	(297,574)	—

Adjusted weighted average number of common shares outstanding	6,573,685	6,844,219	6,575,486	6,844,219
Plus: dilutive nonvested restricted stock awards	3,971	—	5,232	—

Weighted average number of diluted shares outstanding	6,577,656	6,844,219	6,580,718	6,844,219

Net income per share:
Basic	$0.05	NA	$0.23	NA
Diluted	$0.05	NA	$0.23	NA

NA- Not applicable

There were 743,936 stock options that were not included in the diluted earnings per share for the three and nine months ended September 30, 2007 because their effect is anti-dilutive.

3. Equity Incentive Plan

Stock Options

Under the Company’s 2007 Equity Incentive Plan the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period is five years from the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2007
Expected dividend yield	2.00%
Expected term	6.5 years
Expected volatility	23.00%
Risk-free interest rate	5.08%

The expected volatility is based on historical volatility of a peer group of similar entities. The risk-free interest rate for the periods within the contractual life of the awards is based on the U.S. Treasury yield in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted prior to December 31, 2007. The dividend yield assumption is based on the Company’s expectation of dividend payouts.

A summary of options under the Plan as of September 30, 2007, and changes during the nine months ended September 30, 2007, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	—	$—	—
Granted	743,936	14.29	9.80
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at September 30, 2007	743,936	$14.29	9.80	$—

Exercisable at September 30, 2007	—	$—	—	$—

The weighted-average grant-date fair value of options granted during the third quarter 2007 was $3.92. For the quarter ended September 30, 2007, share based compensation expense applicable to the plan was $146,000 and the related tax benefit was $50,000. No options vested during the nine months ended September 30, 2007 and no options were granted prior to July 1, 2007. As of September 30, 2007, unrecognized stock-based compensation expense related to nonvested options amounted to $2.8 million. This amount is expected to be recognized over a period of 4.75 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, approved by the Company’s stockholders at the annual meeting of Company stockholders on May 30, 2007, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $213,000 and $72,000 of related tax benefit in the third quarter 2007. No stock awards were granted prior to July 1, 2007. As of September 30, 2007, unrecognized stock-based compensation expense related to nonvested restricted stock awards is expected to be recognized over a period of 4.75 years.

A summary of the status of the Company’s stock awards as of September 30, 2007, and changes during the nine months ended September 30, 2007, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Balance at beginning at December 31, 2006	—	$—
Granted	297,574	14.29
Vested	—	—
Forfeited	—	—

Balance at September 30, 2007	297,574	$14.29

4. Recent Accounting Pronouncements

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

The Company’s income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service. The December 31, 2005 income tax return was audited and there were no changes. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the nine month period ended September 30, 2007.

In March 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140.” SFAS No. 156 requires mortgage servicing rights associated with loans originated and sold, where servicing is retained, to be initially capitalized at fair value and subsequently accounted for using either the “fair value method” or the “amortization method.” The Company is using the amortization method for subsequent reporting. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. All assumptions are adjusted periodically to reflect current circumstances. SFAS No. 156 was effective January 1, 2007. Implementation of SFAS No. 156 did not have a material effect on the financial statements of the Company.

In September, 2006 FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement will be effective January 1, 2008 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will have a material effect on its financial condition and results of operations.

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30,
	2007	2006
	(Dollars In Thousands)
Net income (loss)	$348	$(3,631)
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	98	370
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(126)	(13)
Tax effect	10	(125)

Other comprehensive income (loss), net of tax	(18)	232

Total comprehensive income (loss)	$330	$(3,399)

	Nine Months Ended September 30,
	2007	2006
	(Dollars In Thousands)
Net income (loss)	$1,493	$(2,904)
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	549	425
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(714)	(31)
Tax effect	58	(138)

Other comprehensive income (loss), net of tax	(107)	256

Total comprehensive income (loss)	$1,386	$(2,648)

6. Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of September 30, 2007, the Bank had an accrued liability of $781,000 which will be equitably distributed to all eligible employees who were active when the plan terminated.

The components of the net periodic benefit cost are:

	Three Months Ended September 30,
	2007	2006
	(Dollars In Thousands)
Service cost	$—	$89
Interest cost	72	90
Amortization of transition obligation	—	1
Expected return on assets	(72)	(93)
Recognized net actuarial loss	—	8

Net periodic benefit cost	$—	$95

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

	Nine Months Ended September 30,
	2007	2006
	(Dollars In Thousands)
Service cost	$—	$268
Interest cost	215	271
Amortization of transition obligation	—	2
Expected return on assets	(215)	(279)
Recognized net actuarial loss	—	25

Net periodic benefit cost	$—	$287

Weighted-average discount rate assumption used to determine benefit obligation	5.75%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	5.75%	5.75%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2007 and 2006, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At September 30, 2007, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

The Company’s assets grew $13.6 million, or 3.0%, to $463.6 million at September 30, 2007 as compared to $450.0 million at December 31, 2006, primarily as a result of an increase in federal funds sold of $7.1 million as well as an increase in loans of $6.2 million. The increase in federal funds sold was primarily due to an increase in deposits of $12.5 million partially offset by the loan growth. Total net loans increased to $375.1 million from $369.0 million as of December 31, 2006, with one-to-four family loans increasing $6.2 million, or 4.3%, and consumer loans increasing $2.2 million, or 8.9%, which was offset by decreases in commercial real estate loans of $1.2 million or 1.2% and commercial loans of $1.5 million or 3.2%.

The balance sheet expansion was funded primarily by an increase in deposits of $12.5 million. Core deposits, which exclude certificates of deposit, increased $3.5 million, or 3.0%, to $123.5 million at September 30, 2007 from $120.0 million at December 31, 2006 largely as a result of competitive deposit pricing. Borrowings decreased $1.8 million, or 11.9%, to $13.4 million at September 30, 2007 due to principal payments. Certificates of deposit balances grew $9.0 million, or 4.0%, to $200.6 million at September 30, 2007 principally from special promotions.

Total stockholders’ equity decreased $2.6 million, or 2.4%, to $105.8 million at September 30, 2007 from December 31, 2006, resulting mainly from the purchase of 297,574 shares of the Company’s common stock to fund the trust which will be used to fund restricted stock awards under the Company’s 2007 Equity Incentive Plan, at a cost of $4.4 million as well as the purchase of 25,000 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $347,000. Partially offsetting the decrease was net income during the period.

Lending Activities

At September 30, 2007, the Company’s net loan portfolio was $375.1 million, or 80.9% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$150,165	39.8%	$143,964	38.8%
Multi-family	11,279	3.0%	11,447	3.1%
Commercial	101,631	26.9%	102,819	27.7%
Construction	42,144	11.2%	41,713	11.2%

Total real estate loans	305,219	80.9%	299,943	80.8%

Consumer loans:
Home equity	6,616	1.8%	7,766	2.1%
Second mortgages	16,086	4.3%	13,386	3.6%
Other	4,202	1.1%	3,555	1.0%

Total consumer loans	26,904	7.2%	24,707	6.7%

Commercial loans	44,885	11.9%	46,348	12.5%

Total loans	377,008	100.0%	370,998	100.0%

Undisbursed portion of loans in process	328		21
Net deferred loan origination costs	880		857
Allowance for loan losses	(3,079)		(2,908)

Loans, net	$375,137		$368,968

The Company’s net loan portfolio increased $6.2 million, or 1.7%, during the first nine months of 2007 primarily due to strong real estate lending.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	2007	2006
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$493	$1,460
Construction	1,734	—
Commercial	35	243
Consumer	86	8

Total	2,348	1,711
Real estate owned, net	—	—

Total nonperforming assets	$2,348	$1,711

Total nonperforming loans as a percentage of total loans (1) (2)	0.62%	0.46%
Total nonperforming assets as a percentage of total assets (2)	0.51%	0.38%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,
	2007	2006
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$2,908	$2,605

Charged-off loans:
Real estate	24	47
Commercial	3	77
Consumer	18	3

Total charged-off loans	45	127

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	2	1
Consumer	—	—

Total recoveries	2	1

Net loan charge-offs	43	126
Provision for loan losses	214	335

Allowance for loan losses, end of period	$3,079	$2,814

Net loan charge-offs to average loans, net	0.02%	0.05%
Allowance for loan losses to total loans (1)	0.81%	0.82%
Allowance for loan losses to nonperforming loans (2)	131.13%	409.01%
Recoveries to charge-offs	4.44%	0.79%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At September 30, 2007, the Company’s investment securities portfolio amounted to $44.2 million, or 9.5% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale:
Marketable equity securities	$7,479	$8,328	$6,847	$7,861

Total equity securities	7,479	8,328	6,847	7,861

Securities held-to-maturity:
Debt securities of government sponsored enterprises	24,833	24,833	28,924	28,891
Corporate and industrial revenue bonds	4,520	4,520	1,710	1,710
Collateralized mortgage obligations	6,537	6,276	6,777	6,498

Total securities held-to-maturity	35,890	35,629	37,411	37,099

Total	$43,369	$43,957	$44,258	$44,960

(1)	Does not include investments in FHLB-Boston stock totaling $1.6 million at September 30, 2007 and December 31, 2006.

Fair market value of securities available-for-sale increased $467,000, or 5.9%, to $8.3 million at September 30, 2007 primarily due to favorable market conditions. Held-to-maturity securities decreased $1.5 million or 4.1% to $35.9 million due to maturities of held-to-maturity securities.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated.

	September 30, 2007		December 31, 2006
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$29,409	9.07%	$29,088	9.33%
NOW accounts	14,798	4.57%	16,350	5.25%
Passbook accounts	40,787	12.59%	40,467	12.99%
Money market deposit accounts	38,548	11.89%	34,083	10.94%
Certificates of deposit	200,560	61.88%	191,583	61.49%

Total deposits	$324,102	100.00%	$311,571	100.00%

Deposits grew $12.5 million, or 4.0%, to $324.1 million at September 30, 2007 from $311.6 million at December 31, 2006. The growth in demand deposit, passbook and money market deposit accounts reflects the success of sales and marketing efforts. Certificates of deposit balances also increased $9.0 million, or 4.7%, to $200.6 million at September 30, 2007 largely due to special promotional rates.

Borrowings

The following sets forth information concerning our borrowings for the period indicated.

	September 30, 2007	December 31, 2006
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	15,010	41,425
Securities sold under agreements to repurchase	17,937	21,294
Other borrowings	100	147
Average advances outstanding during the period:
FHLB Advances	14,616	25,037
Securities sold under agreements to repurchase	12,424	13,690
Other borrowings	84	126
Weighted average interest rate during the period:
FHLB Advances	3.89%	4.16%
Securities sold under agreements to repurchase	2.50%	2.00%
Other borrowings	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	13,446	15,256
Securities sold under agreements to repurchase	17,937	12,712
Other borrowings	67	104
Weighted average interest rate at end of period:
FHLB Advances	3.83%	3.82%
Securities sold under agreements to repurchase	2.50%	2.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General

Net income increased $4.0 million, to $348,000 for the quarter ended September 30, 2007 compared to a net loss of $3.6 million for the same quarter last year. The net loss for the third quarter of 2006 was a result of the charitable contribution the Company made to the Chicopee Savings Bank Charitable Foundation with Company common stock in the amount of $5.5 million. The increase in net income for the third quarter of 2007 was a result of an increase in non-interest income and a decrease in non-interest expenses.

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

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$45,142	$544	4.78%	$48,107	$549	4.52%
Loans:
Residential real estate loans	163,407	2,296	5.57%	149,444	2,020	5.36%
Commercial real estate loans	142,930	2,298	6.38%	126,826	1,998	6.25%
Consumer loans	26,479	451	6.76%	22,317	382	6.79%
Commercial loans	46,393	881	7.53%	38,843	730	7.46%

Loans, net	379,209	5,926	6.20%	337,430	5,130	6.03%
Other	8,656	126	5.78%	21,147	296	5.55%

Total interest-earning assets	433,007	6,596	6.04%	406,684	5,975	5.83%

Noninterest-earning assets	26,690			27,947

Total assets	$459,697			$434,631

Interest-bearing liabilities:
Deposits:
Money market accounts	$40,379	$298	2.93%	$36,593	$180	1.95%
Savings accounts (2)	42,958	110	1.02%	44,361	74	0.66%
NOW accounts	15,286	16	0.42%	16,869	14	0.33%
Certificates of deposit	198,302	2,354	4.71%	170,814	1,765	4.10%

Total interest-bearing deposits	296,925	2,778	3.71%	268,637	2,033	3.00%
FHLB advances	14,024	137	3.88%	16,635	163	3.89%
Securities sold under agreement to repurchase	14,057	93	2.62%	13,744	86	2.48%
Other borrowings	71	2	11.18%	121	2	6.56%

Total interest-bearing borrowings	28,152	232	3.27%	30,500	251	3.26%

Total interest-bearing liabilities	325,077	3,010	3.67%	299,137	2,284	3.03%

Demand deposits	26,073			27,995
Other noninterest-bearing liabilities	613			20,372

Total liabilities	351,763			347,504
Total stockholders’ equity	107,934			87,127

Total liabilities and stockholders’ equity	$459,697			$434,631

Net interest-earning assets	$107,930			$107,547

Tax equivalent net interest income/interest rate spread (3)		3,586	2.37%		3,691	2.80%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.29%			3.60%

Ratio of interest-earning assets to interest-bearing liabilities			133.20%			135.95%

Less: tax equivalent adjustment (1)		(44)			(13)

Net interest income as reported on statement of operations		$3,542			$3,678

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Three Months Ended September 30, 2007 compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$(36)	$30	$(6)
Loans:
Residential real estate loans	193	83	276
Commercial real estate loans	258	42	300
Consumer loans	71	(2)	69
Commercial loans	144	7	151

Total loans	666	130	796
Other	(182)	12	(170)

Total interest-earning assets	$448	$172	$620

Interest-bearing liabilities:
Deposits:
Money market accounts	$21	$97	$118
Savings accounts (2)	(2)	38	36
NOW accounts	(1)	3	2
Certificates of deposit	306	283	589

Total deposits	324	421	745
FHLB advances	(25)	(1)	(26)
Securities sold under agreement to repurchase	2	5	7
Other borrowings	(1)	1	—

Total interest-bearing borrowings	(24)	5	(19)

Total interest-bearing liabilities	300	426	726

Increase (decrease) in net interest income (3)	$148	$(254)	$(106)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income decreased $136,000, or 3.7%, to $3.5 million for the three months ended September 30, 2007 compared to $3.7 million for the same period in 2006, mainly driven by growth in average interest-bearing liabilities. Net interest margin decreased 31 basis points to 3.29% for the three months ended September 30, 2007 from the comparable period in 2006 primarily due to a higher cost of funds, partially mitigated by an increase in interest-earning assets.

Interest and dividend income, on a tax equivalent basis, rose $621,000, or 10.4%, to $6.6 million for the three months ended September 30, 2007 compared to $6.0 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $433.0 million for the three months ended September 30, 2007 compared to $406.7 million for the same period last year, an increase of $26.3 million, or 6.5%. Average loans increased $41.8 million, or 12.4%, primarily due to strong originations. Average investment securities declined $3.0 million, or 6.2%, principally reflecting maturities of agencies. The yield on average interest-earning assets increased 21 basis points to 6.04% for the three months ended September 30, 2007, principally as a result of higher market rates of interest. The higher interest rate environment led to a decrease in the levels of loan prepayment and refinancing volume.

Total interest expense increased $726,000, or 31.8%, to $3.0 million for the three months ended September 30, 2007 from $2.3 million for the same period in 2006, resulting primarily from increased rates paid on average interest-bearing liabilities. Average interest-bearing liabilities increased $25.9 million, or 8.7%, to $325.1 million for the three months ended September 30, 2007 from $299.1 million for the comparable period in 2006 reflecting an increase in interest-bearing deposits and a decrease in FHLB advances. Rates paid on average interest-bearing liabilities rose 64 basis points to 3.67% for the third quarter of 2007, largely reflecting the higher market interest rates. The higher interest rate environment led to an increase in rates paid for new certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

There was no provision for loan losses for the third quarter of 2007 compared to $75,000 for the same period in 2006. The decrease in provision for loan losses was due to a decrease in commercial real estate loans and commercial loans. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in one-to-four family real estate loans and consumer loans which carry less risk than the commercial loan portfolio. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $190,000, or 50.0%, to $570,000 for the third quarter of 2007 compared to $380,000 for the same period in 2006. Fee income increased $81,000, or 22.2%, to $446,000 in the third quarter of 2007 from $365,000 for the comparable period in 2006 reflecting an increase in investment commissions and ATM fees. Investment commissions totaled $65,000 for the three months ended September 30, 2007 compared to $48,000 in the third quarter of 2006, an increase of $17,000, or 35.4%, mainly resulting from new customers gained as a result of successful business development efforts. ATM fee income increased $28,000 to $88,000 from $60,000 for the same period in 2006. The gain on sales of available-for-sale securities increased $113,000 to $126,000.

Non-interest Expenses

Non-interest expenses decreased $5.0 million, or 57.7%, to $3.7 million for the three months ended September 30, 2007 compared to $8.7 million in the third quarter of 2006 primarily attributable to the Company’s contribution of common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation as part of the mutual to stock conversion. In addition salaries and employee benefits expense increased $493,000, or 28.1%, to $2.3 million for the third quarter of 2007 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated with the Bank’s ESOP and the Company’s Equity Incentive Plan. Other non-interest expenses increased $32,000, or 4.9%, to $679,000 for the three months ended September 30, 2007 compared to $647,000 for the same period in 2006. The increase was primarily attributable to an increase in legal fees of $30,000 for expenses associated with being a public company as well as an increase in auditing cost of $33,000 for costs associated with Sarbanes-Oxley Act compliance which was partially offset by a decrease in sponsorships of $14,000 since most sponsorships are being funded through the Chicopee Savings Bank Charitable Foundation.

Income Taxes

The Company’s income tax expense increased $1.2 million, or 1,157.0%, to $100,000 for the third quarter of 2007 compared to a tax benefit of $1.1 million in the third quarter of 2006 due to the tax benefit recorded related to the Company’s contribution of common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation. The Company’s combined federal and state effective tax rate was 22.3%, down slightly from 22.5% for the same period in 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General

Net income increased $4.4 million, or 151.4%, to $1.5 million for the nine months ended September 30, 2007 compared to a net loss of $2.9 million for the same period last year. The increase in income for the first nine months of 2007 was a result of the charitable contribution of Company common stock in the amount of $5.5 million the Company made to the Chicopee Savings Bank Charitable Foundation as well as an increase in net interest income of $793,000 and an increase in non-interest income of $792,000, partially offset by an increase in income tax expense of $1.5 million.

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

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$44,344	$1,542	4.65%	$40,832	$1,322	4.32%
Loans:
Residential real estate loans	162,049	6,618	5.46%	146,563	5,902	5.38%
Commercial real estate loans	141,131	7,114	6.74%	122,231	5,706	6.24%
Consumer loans	25,746	1,301	6.76%	20,568	1,026	6.67%
Commercial loans	44,634	2,509	7.52%	38,029	2,072	7.28%

Loans, net	373,560	17,542	6.28%	327,391	14,706	6.01%
Other	12,515	533	5.69%	13,166	539	5.47%

Total interest-earning assets	430,419	19,617	6.09%	381,389	16,567	5.81%

Noninterest-earning assets	27,207			26,835

Total assets	$457,626			$408,224

Interest-bearing liabilities:
Deposits:
Money market accounts	$38,625	$784	2.71%	$34,578	$514	1.99%
Savings accounts (2)	44,774	361	1.08%	73,407	230	0.42%
NOW accounts	15,828	45	0.38%	15,052	40	0.35%
Certificates of deposit	197,004	6,940	4.71%	147,847	4,715	4.26%

Total interest-bearing deposits	296,231	8,130	3.67%	270,884	5,499	2.71%
FHLB advances	14,612	425	3.89%	28,008	870	4.15%
Securities sold under agreement to repurchase	12,444	242	2.60%	14,133	196	1.85%
Other borrowings	84	5	7.96%	132	7	7.09%

Total interest-bearing borrowings	27,140	672	3.31%	42,273	1,073	3.39%

Total interest-bearing liabilities	323,371	8,802	3.64%	313,157	6,572	2.81%

Demand deposits	24,926			24,555
Other noninterest-bearing liabilities	484			12,012

Total liabilities	348,781			349,724
Total stockholders’ equity	108,845			58,500

Total liabilities and stockholders’ equity	$457,626			$408,224

Net interest-earning assets	$107,048			$68,232

Tax equivalent net interest income/interest rate spread (3)		10,815	2.45%		9,995	3.00%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.36%			3.50%

Ratio of interest-earning assets to interest-bearing liabilities			133.10%			121.79%

Less: tax equivalent adjustment (1)		(68)			(41)

Net interest income as reported on statement of operations		$10,747			$9,954

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Nine Months Ended September 30, 2007 compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$116	$104	$220
Loans:
Residential real estate loans	628	88	716
Commercial real estate loans	928	480	1,408
Consumer loans	262	13	275
Commercial loans	368	69	437

Total loans	2,186	650	2,836
Other	(28)	22	(6)

Total interest-earning assets	$2,274	$776	$3,050

Interest-bearing liabilities:
Deposits:
Money market accounts	$66	$204	$270
Savings accounts (2)	(118)	249	131
NOW accounts	2	3	5
Certificates of deposit	1,688	537	2,225

Total deposits	1,638	993	2,631
FHLB advances	(393)	(52)	(445)
Securities sold under agreement to repurchase	(25)	71	46
Other borrowings	(3)	1	(2)

Total interest-bearing borrowings	(421)	20	(401)

Total interest-bearing liabilities	1,217	1,013	2,230

Increase in net interest income (3)	$1,057	$(237)	$820

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income increased $793,000, or 8.0%, to $10.7 million for the nine months ended September 30, 2007 compared to $10.0 million for the same period in 2006, mainly driven by growth in average interest-earning assets, partially offset by higher cost of deposits. Net interest margin declined 14 basis points to 3.36% for the nine months ended September 30, 2007 from the comparable period in 2006 primarily resulting from increased cost of funds, mitigated by higher yields on interest-earning assets.

Total interest and dividend income, on a tax equivalent basis, rose $3.1 million, or 18.4%, to $19.6 million for the nine months ended September 30, 2007 compared to $16.5 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $430.4 million for the nine months ended September 30, 2007 compared to $381.4 million for the same period last year, an increase of $49.0 million, or 12.9%. Average loans increased $46.2 million, or 14.1%, primarily due to strong originations activity. Average investment securities increased $3.5 million, or 8.6%, principally reflecting purchases of agencies. The yield on average interest-earning assets grew 28 basis points to 6.09% for the nine months ended September 30, 2007, principally as a result of higher market rates of interest. The higher interest rate environment led to reduced levels of loan prepayment and refinancing volume. In addition, a portion of the Company’s existing interest-sensitive assets repriced to higher rates.

Total interest expense increased $2.2 million, or 33.9%, to $8.8 million for the nine months ended September 30, 2007 from $6.6 million for the same period in 2006, resulting primarily from increased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities increased 83 basis points to 3.64% for the nine months ended September 30, 2007, largely reflecting higher market interest rates. The higher interest rate environment led to an increase in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $10.2 million, or 3.3%, to $323.4 million for the nine months ended September 30, 2007 from $313.2 million for the comparable period in 2006, reflecting growth in interest-bearing deposits and a decrease in FHLB advances.

Provision for Loan Losses

The provision for loan losses decreased $121,000 to $214,000 in the nine months ended September 30, 2007 from $335,000 for the same period in 2006 primarily due to the decrease in commercial real estate loans and commercial loans since December 31, 2006 and a decrease in net charge offs of $83,000 to $43,000 for the nine months ended September 30, 2007 compared to net charge-offs of $126,000 for the comparative period in 2006. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in one-to-four family real estate loans and consumer loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $792,000, or 61.1%, to $2.1 million for the nine months ended September 30, 2007 compared to $1.3 million for the same period in 2006. Fee income increased $232,000, or 20.2%, to $1.4 million in the nine months ended September 30, 2007 from $1.1 million for the comparable period in 2006 reflecting an increase in ATM fees and investment services commissions. ATM fees increased $80,000, or 44.9%, to $259,000 compared to $179,000 for the nine months ended September 30, 2006. Investment commissions totaled $270,000 for the nine months ended September 30, 2007 compared to $174,000 in the same period last year, an increase of $96,000 or 55.1%, mainly resulting from new customers gained as a result of successful business development efforts. Net gain on sales of available-for-sale securities increased $683,000 to $714,000 for the first nine months of 2007 due to an increased number of sales in 2007 as well as a rise in the stock prices. This was partially offset by a decrease of $123,000 in loan sales and servicing income from $119,000 for the nine months ended September 30, 2006 as the Company only sold two loans during the first nine months of 2007 compared to 18 during the same period in 2006.

Non-interest Expenses

Non-interest expenses decreased $4.1 million, or 28.4%, to $10.4 million for the nine months ended September 30, 2007 compared to $14.6 million in the same period in 2006 principally attributable to the Company’s contribution of common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation as part of the mutual to stock conversion. In addition, salaries and employee benefits expenses increased $1.1 million, or 21.2%, to $6.0 million for nine months ended September 30, 2007 reflecting additional staffing costs to support the requirements of a public company, standard wage increases and increased benefit costs associated the Bank’s ESOP and the Company’s 2007 Equity Incentive Plan. Other non-interest expenses increased $260,000, or 14.3%, to $2.1 million for the nine months ended September 30, 2007 largely resulting from an increase in legal and auditing expenses associated with the increased cost of a public company.

Income Taxes

The Company’s income tax expense increased $1.5 million, or 196.7%, to $713,000 for the nine months ended September 30, 2007 compared to a tax benefit of $737,000 in 2006 primarily attributable to the tax benefit of $1.9 million recorded related to the Company’s contribution of common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation as well as an increase in income before taxes. The Company’s combined federal and state effective tax rate was 32.3%, up from 20.2% for the same period in 2006, due to an increase in fully taxable income.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$500	4.58%	$536	4.42%	$1,474	4.47%	$1,281	4.19%
Tax equivalent adjustment (1)	44		13		68		41

Investment securities (tax equivalent basis)	$544	4.70%	$549	4.52%	$1,542	4.65%	$1,322	4.32%

Net interest income (non-tax adjustment)	$3,542		$5,962		$10,747		$16,526
Tax equivalent adjustment (1)	44		13		68		41

Net interest income (tax equivalent basis)	$3,586		$5,975		$10,815		$16,567

Interest rate spread (no tax adjustment)		2.33%		2.79%		2.43%		2.99%
Net interest margin (no tax adjustment)		3.25%		3.59%		3.34%		3.49%

(1)	The tax equivalent adjustment is based on a tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $19.7 million. Total securities classified as available for sale were $8.3 million at September 30, 2007. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $107.7 million from the Federal Home Loan Bank of Boston. On September 30, 2007, we had $13.4 million of borrowings outstanding. Based on the current level of liquidity we do not anticipate any future Federal Home Loan Bank of Boston borrowings at this time.

At September 30, 2007, we had $77.9 million in loan commitments outstanding, which consisted of $10.0 million of commercial loan commitments, $4.7 million of mortgage loan commitments, $23.3 million in unadvanced construction loan commitments, $8.8 million in unused home equity lines of credit and $31.1 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2007 totaled $74.3 million, or 37.0%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at September 30, 2007.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2007 and December 31, 2006 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2007
Total Capital to Risk Weighted Assets
Company	$108,695	28.7%	$36,774	8.0%	N/A	N/A
Bank	$81,829	21.9%	$29,959	8.0%	$37,448	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$105,234	27.8%	$15,149	4.0%	N/A	N/A
Bank	$78,368	20.9%	$14,979	4.0%	$22,469	6.0%
Tier 1 Capital to Average Assets
Company	$105,234	22.9%	$18,387	4.0%	N/A	N/A
Bank	$78,368	17.2%	$18,199	4.0%	$22,748	5.0%
As of December 31, 2006:
Total Capital to Risk Weighted Assets
Company	$111,113	28.7%	$30,975	8.0%	N/A	N/A
Bank	$73,164	19.2%	$30,462	8.0%	$38,078	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$107,749	27.8%	$15,487	4.0%	N/A	N/A
Bank	$69,800	18.3%	$15,231	4.0%	$22,847	6.0%
Tier 1 Capital to Average Assets
Company	$107,749	24.3%	$17,701	4.0%	N/A	N/A
Bank	$69,800	16.1%	$17,385	4.0%	$21,731	5.0%

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

For the nine month periods ended September 30, 2007 and September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at September 30, 2007 through September 30, 2008.

		Net Interest Income
Increase (Decrease) in Market interest Rates (Rate Shock)		$ Amount	$ Change	% Change
		(Dollars In Thousands)
300	bp	$13,385	$(106)	-0.8%
200		$13,683	$192	1.4%
100		$13,632	$141	1.0%
—		$13,491	—	—
(100)		$13,825	$334	2.5%
(200)		$13,989	$498	3.7%

The basis points changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. At September 30, 2007, the risk factors and the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On August 16, 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 371,968 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Any purchase of common stock under the Stock Repurchase Program will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchase will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury. Purchases under the Stock Repurchase Program in the third quarter of 2007 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 -31, 2007	—	$—	—	—
August 1 - 31, 2007	—	—	—	371,968
September 1 - 30, 2007	25,000	13.86	25,000	346,968

Total	25,000	$13.86	25,000

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: November 8, 2007	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2007	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)