Form 10-K
period 2007-12-31
CHICOPEE BANCORP, INC.
filed 2008-03-17
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51996

CHICOPEE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4840562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Center Street, Chicopee, Massachusetts	01013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (413) 594-6692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities

Act. YES                         NO     X

    Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of

the Act. YES                         NO     X

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      X             NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [    ]         Accelerated filer [ X ]

Non-accelerated filer         [    ]    Smaller reporting company [    ]

(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).

YES                         NO     X

    Based upon the closing price of the registrant’s common stock as of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $110,495,317.

    The number of shares of Common Stock outstanding as of March 3, 2008 is 7,284,368.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

Chicopee Bancorp, Inc. (the “Company” or “Chicopee Bancorp”), a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank (the “Bank” or “Chicopee Savings Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank and the Company’s initial public offering. The conversion and the offering were completed on July 19, 2006.

The Company has no significant assets other than all of the outstanding shares of the Bank. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report for the Company and its subsidiaries, including the consolidated financial statements and related financial data, relates primarily to the Bank.

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854. The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services, into a broad line of lending products including one- to four-family, multi-family, commercial real estate, commercial business, construction and development and consumer loans, including home equity lines of credit and automobile loans. The Bank generally originates loans for investment. The Bank also purchases one- to four family residential loans from time to time and invests in mortgage-backed securities and other permissible investments. The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, and investment management. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the Federal Home Loan Bank (the “FHLB”) and proceeds from loan sales.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 4.62% of the deposits in Hampden County, which was the 9th largest market share out of the 19 financial institutions with offices in Hampden County. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks. There are 19 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Banknorth, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

At December 31, 2007, our largest multi-family real estate loan was for $1.6 million and was secured by two commercial apartment buildings located in Springfield, Massachusetts. At December 31, 2007, our largest commercial real estate loan was for $3.5 million and was secured by a manufacturing building located in Chicopee, Massachusetts. Both of these loans were performing according to their original terms at December 31, 2007.

At December 31, 2007, loan participations totaled $21.9 million. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2007, we had fourteen land loans totaling $1.8 million.

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

At December 31, 2007, our largest outstanding residential construction loan was for $451,000, of which $326,000 was outstanding. At December 31, 2007, our largest outstanding commercial construction loan was for a $3.5 million participation in a $10.5 million loan, of which $3.5 million was outstanding. This loan is for the development of an assisted-care facility. These loans were performing in accordance with their original terms at December 31, 2007.

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

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. At December 31, 2007, our largest commercial loan was a $2.8 million loan, our largest outstanding commercial relationship was $10.3 million and our largest commercial line of credit was $7.5 million, of which $4.7 million was outstanding at December 31, 2007. All of these loans are secured by assets of the borrower and were performing according to their original terms at December 31, 2007.

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

Commercial Real Estate and Multi-Family Loans. Loans secured by commercial real estate and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial real estate and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and/or tax returns on commercial real estate and multi-family loans. In reaching a decision on whether to make a commercial real estate and multi-family loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x; however; this ratio can be lower depending on the amount and type of collateral. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans in excess of the Senior Lending Officer limits ($500,000 for real estate loans, $250,000 and $50,000 for secured and unsecured consumer loans, respectively, and $200,000 for secured and unsecured commercial business loans, respectively) must be authorized by the President and the Senior Lending Officer up to 1.5 times the Senior Lending Officer lending limits. All other extensions of credit exceeding such limitations require the approval of the executive committee, a committee of the Board of Directors of the Bank.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2007, our general regulatory limit on loans to one borrower was $15.9 million. At December 31, 2007, our general internal limit on loans to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee. On December 31, 2007, our largest lending relationship, as approved by the executive committee, was a $14.3 million commercial real estate loan relationship, secured by assets of the borrower. The loans that comprise this relationship were performing in accordance with their original terms at December 31, 2007.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2007.

At December 31, 2007, our investment portfolio consisted primarily of short-term U.S. Government and government sponsored enterprise securities, collateralized mortgage obligations, investment-grade marketable equity securities and investment-grade corporate and industrial revenue bonds.

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

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2007, $14.7 million, or 4.5% of our total deposits, were municipal deposits. At December 31, 2007, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be at the upper end of the market for rates on all types of deposit products depending on our needs for funds and rates on borrowings.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2007, 2006 and 2005, we received fees of $356,000, $217,000 and $159,000, respectively, through our relationship with Linsco/Private Ledger.

Subsidiary Activities

Chicopee Bancorp, Inc. has two wholly-owned subsidiaries: Chicopee Savings Bank and Chicopee Funding Corporation.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2007, CSB Colts had total assets of $5.0 million consisting primarily of industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2007 was $150,000. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2007, CSB Investment had total assets of $21.1 million consisting primarily of marketable equity securities, U.S. Government and government sponsored enterprise securities and collateralized mortgage obligations. CSB Investment’s net income for the year ended December 31, 2007 was $1.5 million. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned. Cabot Realty is currently inactive and at December 31, 2007, had total assets of $500,000 consisting primarily of cash and cash equivalents. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2007 had total assets of $17,000.

Personnel

As of December 31, 2007, we had approximately 116 full-time employees and 9 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is currently a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Chicopee Bancorp, a Massachusetts corporation and registered bank holding company. Chicopee Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commission of Banks, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Chicopee Bancorp, Chicopee Savings Bank and their operations. Chicopee Bancorp is regulated as a bank holding company by the Federal Reserve Board.

Certain regulatory requirements applicable to Chicopee Savings Bank and to Chicopee Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Chicopee Savings Bank and Chicopee Bancorp and is qualified in its entirety by reference to the actual laws and regulations.

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

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.

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

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See “—Federal Regulations—Investment Activities” for federal restrictions on equity investments.

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

Massachusetts has other statutes or regulations that are similar to the federal provisions discussed below.

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

Investment Activities

Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation regulations permit exceptions to these limitations. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Chicopee Savings Bank received approval from the Federal Deposit Insurance Corporation to retain and acquire such equity instruments equal to the lesser of 100% of Chicopee Savings Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Federal Deposit Insurance Corporation has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

Transactions with Affiliates

Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

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

Insurance of Deposit Accounts.

Chicopee Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Chicopee Savings Bank’s one-time credit was approximately $290,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

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

Privacy Regulations

Pursuant to the Gramm-Leach-Bliley Act, the Federal Deposit Insurance Corporation has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The regulations generally require that Chicopee Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Chicopee Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Chicopee Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System

Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $1.6 million.

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

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her position for at least the last five years. Ages presented are as of December 31, 2007.

Maria J.C. Aigner has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Human Resources, of Chicopee Savings Bank since December 2004. Previously, Ms. Aigner served as Vice President, Human Resources. Ms. Aigner is the cousin of Alzira C. Costa, Senior Vice President, Operations and Security, of Chicopee Savings Bank. Age 52.

Alzira C. Costa has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Operations and Security, of Chicopee Savings Bank since 1987. Ms. Costa is the cousin of Maria J.C. Aigner, Senior Vice President, Human Resources. Age 60.

Russell J. Omer has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Lending, since 1998. Age 57.

Item 1A. Risk Factors.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks. At December 31, 2007, our loan portfolio consisted of $103.1 million, or 27.0%, of commercial real estate loans, $45.8 million, or 12.0%, of commercial business loans and $40.4 million, or 10.6%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We intend to continue to build market share in Hampden County, Massachusetts through our branching strategy. We currently anticipate that we will establish two additional branches by the end of 2009, if market conditions are favorable. There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Changes in interest rate may hurt our profits and asset value. Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. For the years ended December 31, 2007 and 2006, respectively, our average interest rate spread was 2.45% compared to 2.96%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 3.00%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2007, we held 4.62% of the deposits in Hampden County, which was the 9th largest market share of deposits out of the 19 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 19 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended December 31, 2007, our return on equity was 1.48%.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, five full service branch offices and our lending and operation center. The net book value of our buildings and improvements was $4.4 million at December 31, 2007.

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

None.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

On July 20, 2006, Chicopee Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market (“Nasdaq”). Our common stock is listed on the Nasdaq under the symbol “CBNK.” The following table sets forth the high and low closing prices of the common stock for the years ended December 31, 2007 and 2006, as reported by Nasdaq. The Company did not pay any dividend during the years ended December 31, 2007 and 2006.

	High	Low		High	Low

2007			2006
First Quarter	$15.00	$14.87	First Quarter	$-	$-
Second Quarter	15.42	15.35	Second Quarter	-	-
Third Quarter	13.80	13.72	Third Quarter	15.29	14.12
Fourth Quarter	12.95	12.85	Fourth Quarter	15.71	14.11

Chicopee Bancorp’s ability to pay dividends is dependent on dividends received from Chicopee Savings Bank. For a discussion of restrictions on the payment of cash dividends by Chicopee Savings Bank, see “Business—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Chicopee Bancorp common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL Thrift <$500M Index. The graph assumes $100 was invested at the close of business on July 20, 2006.

(a)	As of March 3, 2008, the Company had approximately 843 holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 -31, 2007	-	$-	-	346,968

November 1 - 30, 2007	130,000	13.55	130,000	216,968

December 1 -31, 2007	-	-	-	216,968
Total	130,000	$13.55	130,000	NA

(1)

On August 16, 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 371,968 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Any purchase of common stock under the Stock Repurchase Program will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. No repurchase plans expired during the three month ended December 31, 2007. The Company has no repurchase plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Item 6. Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31
	2007	2006	2005	2004	2003
	(In Thousands)

Selected Financial Data:
Total assets	$463,456	$450,045	$391,349	$352,144	$341,369
Cash and cash equivalents	23,521	11,528	17,586	22,419	31,978
Loans, net	379,868	368,968	315,649	281,389	256,481
Securities available-for-sale	7,864	7,861	4,934	5,103	12,183
Securities held-to-maturity	27,324	37,411	29,472	22,102	21,185
Deposits	324,971	311,571	295,023	280,769	282,602
Advances from the Federal Home Loan Bank	17,774	15,256	29,417	18,793	13,162
Total stockholders’ equity	104,299	108,446	43,441	42,157	40,132
Nonperforming assets	1,014	1,711	736	656	279

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Selected Operating Data:
Interest and dividend income	$26,105	$22,759	$18,832	$16,508	$16,343
Interest expense	11,783	9,207	6,930	5,527	6,289

Net interest and dividend income	14,322	13,552	11,902	10,981	10,054
Provision for loan losses	223	440	120	120	120

Net interest income after provision for loan losses	14,099	13,112	11,782	10,861	9,934
Non-interest income	2,721	1,631	1,492	2,359	1,764
Non-interest expense	14,202	17,854	11,087	10,388	9,482

Income (loss) before provision for income taxes	2,618	(3,111)	2,187	2,832	2,216
Income (loss) tax (benefit) expense	1,018	(577)	771	930	705

Net income (loss)	$1,600	($2,534)	$1,416	$1,902	$1,511

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	6.09%	5.85%	5.47%	5.15%	5.28%
Average rate paid on interest-bearing liabilities	3.64%	2.96%	2.29%	1.95%	2.30%
Average interest rate spread (2)	2.45%	2.89%	3.18%	3.20%	2.98%
Net interest margin (3)	3.35%	3.49%	3.47%	3.44%	3.25%
Ratio of interest-earning assets to interest-bearing liabilities	133.14%	125.29%	113.98%	113.42%	113.01%
Non-interest expenses as a percent of average assets	3.10%	4.28%	2.99%	2.99%	2.86%
Return on average assets	0.35%	(0.61%)	0.38%	0.55%	0.46%
Return on average equity	1.48%	(3.57%)	3.30%	4.59%	3.86%
Ratio of average equity to average assets	23.60%	17.02%	11.58%	11.92%	11.81%
Efficiency ratio (4)	83.33%	117.18%	82.43%	77.30%	80.23%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	28.60%	28.70%	13.83%	14.90%	15.56%
Tier 1 capital to risk-weighted assets	27.70%	27.83%	13.03%	14.01%	14.66%
Tier 1 capital to average assets	22.70%	24.35%	11.27%	11.81%	12.09%

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.27%	0.46%	0.23%	0.23%	0.11%
Nonperforming loans as a percent of total assets	0.22%	0.38%	0.19%	0.19%	0.08%
Allowance for loan losses as a percent of total loans	0.80%	0.78%	0.82%	0.89%	0.94%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	303.35%	169.96%	353.94%	382.93%	861.65%
Net loans charged-off to average interest-earning loans	0.01%	0.04%	0.01%	-	0.02%

Other Data:
Banking offices at end of period	7	7	7	6	6

(1)

Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.

(2)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.
(4)

The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on investment securities, property, loans and other, net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges fees and commissions, which include service charges on deposit accounts, brokerage fee income and other loan fees (including loan brokerage fees and late charges), income from bank-owned life insurance and income from loan sales and servicing. In addition, we recognize income or losses from the sale of securities available for sale in years that we have such sales.

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

Expanding our branch network and market area and upgrading our existing branches. From our formation in 1845 until 2002, we operated solely out of our offices located in Chicopee, Massachusetts and focused our lending in Chicopee and the surrounding area. Recently, our management began to implement a growth strategy that expanded our presence into additional communities contiguous to Chicopee. In 2002, we opened a branch to the east of Chicopee in Ludlow and in 2005 we opened a branch to the west of Chicopee in West Springfield. As a result of our efforts to expand our presence, at December 31, 2007, most of our loan portfolio was secured by property within Chicopee and its contiguous communities.

We intend to continue our geographic expansion outside of Chicopee by opening de novo branches in communities contiguous to those currently served by Chicopee Savings Bank. We are expected to open two new full-service branches: one in South Hadley, Massachusetts during 2008 and one in Ware, Massachusetts in 2009. We currently anticipate that we will establish two additional branches by the end of 2011, if market conditions are favorable. In connection with this expansion of our branch network, we currently expect to hire new employees, primarily retail investment and other branch personnel to support our expanded infrastructure. In addition to branching, we are focusing on upgrading existing facilities in an effort to better serve our customers. We are currently expanding our Memorial Drive branch facilities and providing a new ATM at this branch.

Continuing to increase our commercial relationships in our expanding market area. Since 1999 we have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. In particular, since December 31, 2003, our commercial real estate and commercial business portfolio has increased $31.4 million, or 26.4%, and at December 31, 2007 was 39.0% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and commercial real estate development in our market area. In addition, since December 31, 2004, our securities sold under agreements to repurchase, which are sweep accounts primarily for commercial customers, increased $6.6 million, or 87.0%. Business deposit and checking accounts increased from $23.3 million at December 31, 2004 to $27.2 million at December 31, 2007, an increase of 16.7%. Finally, since 2004, we have increased the number of our commercial lenders and commercial lending support staff.

Increasing our deposit market share in our expanding market area. Retail deposits are our primary source of funds for investing and lending. By offering a variety of deposit products, special and tiered pricing, and superior customer service, we will seek to retain and expand existing customer relationships as well as attract new deposit customers. Personalized service and flexibility with regard to customer needs will continue to be augmented with a full array of delivery channels to maximize customer convenience. These include drive-up banking, ATMs, internet banking, automated bill payment and telephone banking. Through our continued focus on these deposit-gathering efforts in existing branch locations, coupled with our plans for geographic expansion, we expect to increase the overall level of deposits and our market share in the markets we serve.

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

Continuing to increase our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $356,000, $217,000 and $159,000 of non-interest income during the years ended December 31, 2007, 2006 and 2005, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency. Other than 2006, the year in which we completed our public offering, our operating efficiency has remained relatively steady for the past three years, with the ratio of non-interest expense to average total assets at 3.10% and 2.99% in 2007 and 2005, respectively. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment, and these investments have had a negative impact on our expense ratios over the short term. However, we believe our current staff of commercial lenders is capable of managing our commercial relationships in our anticipated expanding branch network and currently expect to hire only one additional commercial lending support staff employee for our anticipated branch expansion. In addition, we have had an increase in operating expenses as a result of our public company status, including costs associated with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002, which have required us to perform a more in-depth review of our internal control procedures. We also have had higher costs for auditing, accounting, legal and other miscellaneous holding company expenses as a result of being a public company. We will continue our efforts to monitor costs throughout the organization, and over the long term, as our assets grow, we will attempt to lower our ratio of non-interest expense to total average assets.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2007, our nonperforming loans (loans which are 90 or more days delinquent) were 0.3% of our total loan portfolio. Although we intend to continue our efforts to originate nonresidential real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets rose $13.4 million, or 3.0%, to $463.4 million at December 31, 2007, from $450.0 million at December 31, 2006. The growth in assets was primarily attributable to an increase in loans of $10.9 million, short-term investments of $8.1 million as well as federal funds sold of $7.5 million. Net loans increased to $379.9 million, at December 31, 2007, from $369.0 million at December 31, 2006, primarily reflecting origination volume totaling $106.3 million in 2007. The Company’s level of loan closings was strong as a result of several factors, including a strong housing market, a stable local economy and a low interest rate environment. These factors were somewhat mitigated by normal amortization totaling $93.7 million and the sale of $6.0 million of loans, comprised of $243,000 of longer-term, fixed rate, one-to four-family residential loans and $5.8 million in participation loans. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages in 2008.

Asset growth was funded primarily through increased deposits of $13.4 million as well as the maturities of securities held-to-maturity of $10.1 million. Total deposits grew to $325.0 million at December 31, 2007 compared to $311.6 million at December 31, 2006 reflecting increases in certificates of deposit balances. The growth in deposits was mainly attributable to the success of several strategies designed to attract and retain customers, including active promotions. FHLB advances increased $2.5 million, or 16.5%, to $17.8 million at December 31, 2007 from $15.3 million at December 31, 2006.

Total stockholders’ equity decreased $4.1 million, or 3.8%, to $104.3 million at December 31, 2007 from $108.4 million at December 31, 2006. This decrease was due to the purchase of 297,574 shares of the Company’s common stock to fund the trust which will be used to fund the restricted stock awards under the Company’s 2007 Equity Incentive Plan, at a cost of $4.4 million as well as the purchase of 155,000 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $2.1 million, partially offset by net income of $1.6 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate multi-family, construction and consumer loans.

The size of our one- to four-family residential loan portfolio has increased during 2007 as new originations outpaced payoffs. In particular, as a result of the increasing rate environment on our longer-term fixed-rate loans, in 2007 we originated more adjustable-rate loans, which we retain in our portfolio, as opposed to long-term fixed-rate loans, for which we make a determination on a loan by loan basis of our intent to sell. As a percentage of the total loan portfolio, one- to four-family residential loans have remained the largest segments of the portfolio.

Our commercial real estate and multi-family loan portfolio increased during 2007 as a result of significant new development within parts of our market area and our increasing emphasis on this type of lending. As a percentage of the total loan portfolio, commercial real estate and multi-family loans have decreased slightly as we have grown other segments of the portfolio.

Commercial business loans decreased during 2007 as a result of decreased commercial business line usage offset by increased marketing efforts and offering a wider variety of services for commercial borrowers, such as additional business deposit and checking products.

Our construction loan portfolio decreased during 2007 due to a slow down in new one- to four-family residential real estate development within our market area.

Growth in the consumer loan portfolio is primarily attributable to increased marketing activities and competitive pricing on our home equity products.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
						(Dollars In Thousands)

Real estate loans:
One- to four-family	$154,299	40.39%	$143,964	38.80%	$132,824	41.83%	$119,190	42.30%	$103,184	40.16%
Multi-family	11,674	3.06%	11,447	3.09%	11,142	3.51%	10,855	3.85%	14,279	5.56%
Commercial	103,051	26.97%	102,819	27.71%	93,953	29.60%	90,877	32.25%	87,308	33.98%
Construction and development	40,394	10.57%	41,713	11.24%	22,822	7.19%	14,292	5.07%	10,776	4.19%

Total real estate loans	309,418	80.99%	299,943	80.84%	260,741	82.13%	235,214	83.47%	215,547	83.89%

Consumer loans:
Home equity lines of credit	6,882	1.80%	7,766	2.09%	7,918	2.50%	7,640	2.71%	5,923	2.31%
Second mortgages	15,938	4.17%	13,386	3.62%	7,188	2.26%	4,084	1.45%	3,406	1.33%
Other	3,995	1.05%	3,555	0.96%	3,000	0.95%	2,444	0.87%	1,882	0.73%

Total consumer loans	26,815	7.02%	24,707	6.67%	18,106	5.71%	14,168	5.03%	11,211	4.37%

Commercial loans	45,815	11.99%	46,348	12.49%	38,596	12.16%	32,399	11.50%	30,166	11.74%

Total loans	382,048	100.00%	370,998	100.00%	317,443	100.00%	281,781	100.00%	256,924	100.00%

Undisbursed portion of loans in process	-		21		-		1,391		1,285
Net deferred loan origination costs	896		857		811		729		676
Allowance for loan losses	(3,076)		(2,908)		(2,605)		(2,512)		(2,404)

Loans, net	$379,868		$368,968		$315,649		$281,389		$256,481

Loan Maturity. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
			(In Thousands)
Amounts due:
One year or less	$2,836	$21,150	$23,185	$277	$47,448
More than one year to five years	8,106	19,244	14,588	5,803	47,741
More than five years	258,082	-	8,042	20,735	286,859

Total amount due	$269,024	$40,394	$45,815	$26,815	$382,048

The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs.

	Fixed	Adjustable	Total
	(In Thousands)

Real estate loans	$33,095	$233,093	$266,188
Construction	327	18,917	19,244
Commercial	12,589	10,041	22,630
Consumer	19,587	6,951	26,538

Total loans	$65,598	$269,002	$334,600

Securities. Our securities portfolio consists primarily of U.S. Government sponsored enterprise securities and collateralized mortgage obligations. Total securities decreased $10.1 million, or 22.3%, in the year ended December 31, 2007 primarily due to maturities of securities held-to-maturity. The investment in U.S. Government sponsored enterprise securities decreased $12.4 million, which serve as collateral for our increasing amount of securities sold under agreements to repurchase. Total securities increased $10.9 million, or 31.6%, in the year ended December 31, 2006 primarily as a result of the investment in U.S. Government sponsored enterprise securities increasing by $9.4 million. All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Available-for-sale securities
Marketable equity securities	$7,504	$7,864	$6,847	$7,861	$4,796	$4,934

Total available-for-sale securities	7,504	7,864	6,847	7,861	4,796	4,934

Held-to-maturity securities
U.S. Government sponsored enterprise obligations	16,496	16,500	28,924	28,891	19,497	19,376
Corporate and industrial revenue bonds	4,303	4,303	1,710	1,710	2,311	2,311
Collateralized mortgage obligations	6,525	6,266	6,777	6,498	7,664	7,422

Total held-to-maturity securities	27,324	27,069	37,411	37,099	29,472	29,109

Total securities	$34,828	$34,933	$44,258	$44,960	$34,268	$34,043

(1)	Does not include investments in FHLB-Boston stock totaling $1.6 million at December 31, 2007, $1.6 million at December 31, 2006 and $2.4 million at December 31, 2005.

At December 31, 2007, we had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2007.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2007. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)

Held-to-maturity securities
U.S. Government sponsored enterprise obligations	$16,496	4.49%	$-	-	$-	-	$-	-	$16,496	4.49%
Corporate and industrial revenue bonds	-	-	410	5.00%	-	-	3,893	5.21%	4,303	5.19%
Collateralized mortgage obligations	-	-	-	-	541	5.00%	5,984	4.56%	6,525	4.60%

Total held-to-maturity securities	$16,496	4.49%	$410	5.00%	$541	5.00%	$9,877	4.82%	$27,324	4.63%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, NOW accounts, passbook accounts, money market deposit accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. At December 31, 2007, we did not use brokered deposits as a source of funding. Deposits increased $13.4 million, or 4.3%, for the year ended December 31, 2007. The increase in deposits consisted primarily of an increase in certificates of deposit and demand deposits. The increase in certificates of deposit was attributable primarily to competitive interest rates. The increase in money market deposits was due primarily to our increased emphasis on business deposits. Deposits increased $16.5 million, or 5.6%, for the year ended December 31, 2006 primarily as a result of an increase in certificates of deposit and demand deposits, partially offset by a decrease in money market deposit accounts.

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,
	2007	2006	2005
	(In Thousands)

Demand	$27,167	$29,088	$27,912
Savings	39,630	40,467	46,418
Money market	35,542	34,083	39,625
NOW	14,628	16,350	18,142
Certificates of deposit	208,004	191,583	162,926

Total deposits	$324,971	$311,571	$295,023

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2007. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)

Three months or less	$27,786	4.96%
Over three through six months	16,071	4.85%
Over six through 12 months	11,217	4.65%
Over 12 months	27,654	5.13%

Total	$82,728	4.95%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$17,774	$41,425	$29,417
Securities sold under agreements to repurchase	17,937	21,294	23,571
Other borrowings	100	147	191
Average advances outstanding during the period:
FHLB Advances	$14,515	$25,037	$20,844
Securities sold under agreements to repurchase	13,240	13,690	13,387
Other borrowings	77	126	171
Weighted average interest rate during the period:
FHLB Advances	3.90%	4.16%	3.27%
Securities sold under agreements to repurchase	2.60%	2.00%	1.50%
Other borrowings	7.00%	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	$17,774	$15,256	$29,417
Securities sold under agreements to repurchase	14,179	12,712	20,163
Other borrowings	54	104	151
Weighted average interest rate at end of period:
FHLB Advances	4.03%	3.82%	3.90%
Securities sold under agreements to repurchase	2.50%	2.50%	1.50%
Other borrowings	7.00%	7.00%	7.00%

Federal Home Loan Bank advances increased $2.5 million, or 16.5%, for the year ended December 31, 2007. The increase in Federal Home Loan Bank advances during the period was used to fund loan growth. These advances mature in 2008 through 2014. Federal Home Loan Bank advances decreased $14.2 million, or 48.1%, for the year ended December 31, 2006, due to principal payments.

Securities sold under agreements to repurchase increased $1.5 million, or 11.5%, during the year ended December 31, 2007, due to our marketing of commercial cash management products and decreased $7.5 million, or 37.0%, during the year ended December 31, 2006, primarily due to a decrease in sweep balances maintained by commercial customers.

In addition, at December 31, 2007, we had the ability to borrow a total of $2.0 million from a correspondent bank, none of which was borrowed at such date.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2007, 2006 and 2005. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Investments	$43,346	$2,019	4.66%	$42,398	$1,858	4.38%	$35,022	$1,297	3.70%
Loans:
Residential real estate loans	163,325	8,973	5.49%	149,665	8,083	5.40%	135,745	7,274	5.36%
Commercial real estate loans	141,355	9,448	6.68%	125,975	7,917	6.28%	112,152	6,786	6.05%
Consumer loans	26,051	1,754	6.73%	21,412	1,438	6.72%	16,053	933	5.81%
Commercial loans	44,602	3,318	7.44%	38,072	2,781	7.30%	35,257	2,197	6.23%

Loans, net	375,333	23,493	6.26%	335,124	20,219	6.03%	299,207	17,190	5.75%
Other	12,076	701	5.80%	12,463	735	5.90%	10,766	401	3.72%

Total interest-earning assets	430,755	26,213	6.09%	389,985	22,812	5.85%	344,995	18,888	5.47%

Noninterest-earning assets	26,877			26,895			25,588

Total assets	$457,632			$416,880			$370,583

Interest-bearing liabilities:
Deposits:
Money market accounts	$38,048	$1,037	2.73%	$35,636	$748	2.10%	$39,734	$603	1.52%
Savings accounts (2)	44,053	460	1.04%	64,495	300	0.47%	48,229	312	0.65%
NOW accounts	15,578	61	0.39%	15,532	54	0.35%	18,147	58	0.32%
Certificates of deposit	198,019	9,309	4.70%	156,748	6,786	4.33%	160,714	5,040	3.14%

Total interest-bearing deposits	295,698	10,867	3.68%	272,411	7,888	2.90%	266,824	6,013	2.25%
FHLB advances	14,515	566	3.90%	25,037	1,030	4.11%	20,844	682	3.27%
Securities sold under agreement to repurchase	13,240	345	2.60%	13,690	280	2.05%	14,847	223	1.50%
Other borrowings	77	5	7.00%	126	9	7.00%	171	12	7.00%

Total interest-bearing borrowings	27,832	916	3.29%	38,853	1,319	3.39%	35,862	917	2.56%

Total interest-bearing liabilities	323,530	11,783	3.64%	311,264	9,207	2.96%	302,686	6,930	2.29%

Demand deposits	25,552			25,591			24,866
Other noninterest-bearing liabilities	539			9,052			115

Total liabilities	349,621			345,907			327,667
Total stockholders’ equity	108,011			70,973			42,916

Total liabilities and stockholders’ equity	$457,632			$416,880			$370,583

Net interest-earning assets	$107,225			$78,721			$42,309

Tax equivalent net interest income/ interest rate spread (3)

		14,430	2.45%		13,605	2.89%		11,958	3.18%

Tax equivalent net interest margin as a percentage of interest-earning assets (4)			3.35%			3.49%			3.47%

Ratio of interest-earning assets to interest-bearing liabilities			133.14%			125.29%			113.98%

Less: tax equivalent adjustment (1)		(108)			(53)			(56)

Net interest income as reported on income statement		$14,322			$13,552			$11,902

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

	Year Ended December 31, 2007 Compared to December 31, 2006			Year Ended December 31, 2006 Compared to December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$42	$119	$161	$300	$261	$561
Loans:
Residential real estate loans	747	143	890	753	56	809
Commercial real estate loans	1,003	528	1,531	860	271	1,131
Consumer loans	313	3	316	344	161	505
Commercial loans	483	54	537	185	399	584

Total loans	2,546	728	3,274	2,142	887	3,029
Other	(22)	(12)	(34)	71	263	334

Total interest-earning assets	$2,566	$835	$3,401	$2,513	$1,411	$3,924

Interest-bearing liabilities:
Deposits:
Money market accounts	$54	$235	$289	$(67)	$212	$145
Savings accounts (1)	(119)	279	160	90	(102)	(12)
NOW accounts	-	7	7	(9)	5	(4)
Certificates of deposit	1,903	620	2,523	(127)	1,873	1,746

Total interest-bearing deposits	1,838	1,141	2,979	(113)	1,988	1,875
FHLB advances	(414)	(50)	(464)	153	195	348
Securities sold under agreement to repurchase	(9)	74	65	(19)	76	57
Other borrowings	(4)	-	(4)	(3)	-	(3)

Total interest-bearing borrowings	(427)	24	(403)	131	271	402

Total interest-bearing liabilities	1,411	1,165	2,576	18	2,259	2,277

(Decrease) increase in net interest income	$1,155	$(330)	$825	$2,495	$(848)	$1,647

(1)	Includes interest on mortgagors’ escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. For the year ended December 31, 2007, the Company reported net income of $1.6 million compared to a net loss of $2.5 million for the year ended December 31, 2006. The net loss for the year ended December 31, 2006 was a result of the charitable contribution the Company made to the Chicopee Savings Bank Foundation of Company common stock in the amount of $5.5 million in connection with the Company’s initial public offering. The loss from the charitable contribution in 2006 was partially offset by an increase in net interest income after provision for loan losses of $1.3 million or 11.3%, primarily due to growth in average loans, somewhat offset by higher provision for loan losses.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $14.4 million for the year ended December 31, 2007, an increase of $825,000, or 6.1%, from $13.6 million for the same period in 2006 reflecting growth in average earning assets of $40.8 million, or 10.5%, partially offset by higher cost of deposits. Net interest margin, on a tax equivalent basis, decreased 14 basis points to 3.35% for the year ended December 31, 2007 from 3.49% for the same period in 2006 primarily attributable to higher rates paid on deposits and an increase in higher cost certificate of deposits, offset by an increase in the tax equivalent yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, increased $3.4 million, or 14.9%, to $26.2 million for the year ended December 31, 2007 from $22.8 million in 2006 largely reflecting growth in average interest-earning assets, partially mitigated by a higher tax equivalent yield on interest-earning assets. Average interest-earning assets totaled $430.8 million for the year ended December 31, 2007 compared to $390.0 million for the same period last year, representing an increase of $40.8 million, or 10.5%. Average loans increased $40.2 million, or 12.0%, primarily due to strong origination partially mitigated by amortization. Average investment securities rose $948,000, or 2.2%, mainly attributable to additional purchases of U.S. government sponsored securities, partially offset by principal payments. The tax equivalent yield on interest-earning assets increased 24 basis points to 6.09% for the year ended December 31, 2007, largely attributable to higher market rates of interest for the first three quarters of 2007.

Interest Expense. Total interest expense increased $2.6 million, or 28.0%, to $11.8 million for the year ended December 31, 2007 from $9.2 million in 2006 resulting primarily from higher rates paid on interest-bearing liabilities. Average interest-bearing liabilities totaled $323.5 million for the year ended December 31, 2007, representing an increase of $12.2 million, or 3.9%, from $311.3 million for the same period in 2006 due to an increase in interest-bearing deposits. Average interest-bearing deposits grew $23.3 million, or 8.5%, to $295.7 million for the year ended December 31, 2007, primarily attributable to increased balances in certificate of deposit accounts, promotional activities, and competitive pricing. Average certificate of deposit balances rose $41.3 million, or 26.3%, to $198.0 million for the year ended December 31, 2007 due in large part to special promotions. Average borrowings decreased $11.0 million, or 28.4%, to $27.8 million for the year ended December 31, 2007 due to principal repayments. The rate paid on interest-bearing liabilities increased 68 basis points to 3.64% for the year ended December 31, 2007 from 2.96% in 2006, reflecting the higher interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses decreased by $217,000 to $223,000 for the year ended December 31, 2007 from $440,000 for the same period in 2006. The primary factors contributing to the lower provision in 2007 are a decrease of $697,000 in non-performing loans in 2007 as well as higher asset quality.

The allowance for loan losses was $3.1 million or 0.80% of total loans as of December 31, 2007, as compared to $2.9 million or 0.78% of total loans as of December 31, 2006. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased $1.1 million, or 66.8%, to $2.7 million for the year ended December 31, 2007 compared to $1.6 million for the same period in 2006. The 2007 results included gains from the sales of available-for-sale securities of $835,000, compared to $25,000 in 2006, an increase of $810,000 or 3240.0%. Fee income increased $404,000, or 27.1%, to $1.9 million for the year ended December 31, 2007 from $1.5 million for the comparable period in 2006 reflecting expansion in deposit balances and transaction volume. In addition, investment commissions totaled $356,000 for the year ended December 31, 2007 compared to $217,000 in 2006, an increase of $139,000, or 64.1%, mainly resulting from new customers gained as a result of successful business development efforts.

Non-interest Expenses. Non-interest expenses decreased $3.7 million, or 20.5%, to $14.2 million for the year ended December 31, 2007 from $17.9 million for the same period in 2006 largely attributable to the establishment and funding of the Chicopee Savings Bank Charitable Foundation with 551,064 shares of the Company’s common stock resulting in a charitable contribution expense of $5.5 million during the third quarter 2006, partially offset by growth in salaries and benefits expense. Salaries and benefits expense increased $1.6 million, or 23.5%, to $8.4 million in 2007 mainly as a result of additional staffing costs to support the requirements of a public company, increased benefit costs associated with the Company’s implementation of the Bank’s Employee Stock Ownership Plan and the Company’s Equity Incentive Plan.

Income Taxes. The Company’s income tax expense increased $1.6 million to a tax expense of $1.0 million for the year ended December 31, 2007 compared to a tax benefit of $577,000 in 2006 mainly attributable to the tax benefit received from the Company’s common stock contribution to the Foundation. As of December 30, 2007 a valuation allowance of $1.0 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of our tax planning strategies and changes in the market conditions.

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

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, increased $3.9 million, or 20.8%, to $22.8 million for the year ended December 31, 2006 from $18.9 million in 2005 largely reflecting growth in average interest-earning assets, somewhat mitigated by a higher tax equivalent yield on interest-earning assets. Average interest-earning assets totaled $390.0 million for the year ended December 31, 2006 compared to $345.0 million for the same period last year, representing an increase of $45.0 million, or 13.0%. Average loans increased $35.9 million, or 12.0%, primarily due to strong origination somewhat mitigated by amortization. Average investment securities rose $7.4 million, or 21.1%, mainly attributable to additional purchases of U.S. government sponsored securities, somewhat offset by principal payments. The tax equivalent yield on interest-earning assets increased 38 basis points to 5.85% for the year ended December 31, 2006, largely attributable to higher market rates of interest. The higher interest rate environment led to reduced levels of loan prepayments and refinancing as well as a slow down in cash flows and premium amortization. In addition, a portion of the Company’s existing interest-sensitive assets repriced to increased rates.

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

Provision for Loan Losses. The Company’s provision for loan losses increased by $320,000 to $440,000 for the year ended December 31, 2006 from $120,000 for the same period in 2005. The primary factors contributing to the higher provision in 2006 were an increase of $975,000 in non-performing loans in 2006 as well as overall loan portfolio growth.

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

Income Taxes. The Company’s income tax expense decreased $1.3 million to a tax benefit of $577,000 for the year ended December 31, 2006 compared to a tax expense of $771,000 in 2005 mainly attributable to the tax benefit received from the Company’s common stock contribution to the Foundation. As of December 30, 2006 a valuation allowance of $800,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation as part of the conversion. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of our tax planning strategies and changes in the market conditions.

Explanation of Use of Non-GAAP Financial Measurements. We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax exempt securities to a tax-equivalent amount may be considered to include non-GAAP financial information. A reconciliation to GAAP is provided below.

	For the Years Ended December 31,
	2007		2006		2005
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield

Investment securities (non-tax adjustment)	$ 1,911	4.41%	$ 1,805	4.26%	$ 1,241	3.54%
Tax equivalent adjustment (1)	108		53		56

Investment securities (tax equivalent basis)	$2,019	4.66%	$ 1,858	4.38%	$ 1,297	3.70%

Net interest income (non-tax adjustment)	$14,322		$ 13,552		$ 11,902
Tax equivalent adjustment (1)	108		53		56

Net interest income (tax equivalent basis)	$ 14,430		$ 13,605		$ 11,958

Interest rate spread (no tax adjustment)		2.42%		2.88%		3.17%
Net interest margin (no tax adjustment)		3.32%		3.48%		3.45%

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market price, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any real estate owned, troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Non-accrual loans:
Real estate	$779	$1,460	$545	$632	$117
Construction	167	-	-	-	-
Commercial	63	243	183	5	159
Consumer	5	8	8	19	3

Total nonperforming assets	$1,014	$1,711	$736	$656	$279

Total nonperforming loans as a percentage of total loans (1)	0.27%	0.46%	0.23%	0.23%	0.11%
Total nonperforming assets as a percentage of total assets (2)	0.22%	0.38%	0.19%	0.19%	0.08%

(1)	Total loans include loans, undisbursed portion of loans in process, plus net deferred loan costs.
(2)

Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Interest income that would have been recorded for the year ended December 31, 2007 had nonaccruing loans been current according to their original terms amounted to $43,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2007 was $81,000.

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

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Special mention assets	$8,015	$6,339	$282
Substandard assets	3,761	3,754	3,009

Total classified assets	$11,776	$10,093	$3,291

Other than disclosed in the above tables, there are no other loans at December 31, 2007 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2007, our allowance for loan losses represented 0.8% of total gross loans and 303.4% of nonperforming loans. The allowance for loan losses increased slightly from $2.9 million at December 31, 2006 to $3.1 million at December 31, 2007, due to a provision for loan losses of $223,000, partially offset by net charge-offs of $55,000. The provision for loan losses in the year ended December 31, 2007 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased slightly to $1.0 million at December 31, 2007 from $1.7 million at December 31, 2006. We also had net charge-offs of $55,000 for the year ended December 31, 2007, as compared to $137,000 for the year ended December 31, 2006. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans.

At December 31, 2006, our allowance for loan losses represented 0.8% of total gross loans and 170.0% of nonperforming loans. The allowance for loan losses increased from $2.6 million at December 31, 2005 to $2.9 million at December 31, 2006 due to the provision for loan losses of $440,000, partially offset by net charge-offs of $137,000. The provision for loan losses in the year ended December 31, 2006 reflects management’s assessment of several factors. In particular, nonaccrual loans increased to $1.7 million at December 31, 2006 from $736,000 at December 31, 2005. Management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans. In addition, we had net charge-offs of $137,000 for the year ended December 31, 2006 as compared to $27,000 for the year ended December 31, 2005.

The following table sets forth the Company’s percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated.

	For Years Ended December 31,
	2007			2006			2005
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)

Real estate-mortgage	$1,542	50.13%	70.42%	$1,467	50.44%	69.60%	$1,754	67.33%	74.94%
Construction	603	19.60%	10.57%	626	21.53%	11.24%	-	-	7.19%
Commercial	778	25.30%	11.99%	724	24.90%	12.49%	580	22.26%	12.16%
Consumer	125	4.06%	7.02%	91	3.13%	6.67%	271	10.41%	5.71%
Unallocated	28	0.91%	-	-	-	-	-	-	-

Total allowance for loan losses	$3,076	100.00%	100.00%	$2,908	100.00%	100.00%	$2,605	100.00%	100.00%

	For Years Ended December 31,
	2004			2003
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)

Real estate-mortgage	$1,550	61.70%	78.40%	$1,464	60.90%	79.70%
Construction	-	-	5.07%	-	-	4.19%
Commercial	749	29.82%	11.50%	432	17.97%	11.74%
Consumer	213	8.48%	5.03%	168	6.99%	4.37%
Unallocated	-	-	-	340	14.14%	-

Total allowance for loan losses	$2,512	100.00%	100.00%	$2,404	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the period indicated.

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Allowance for loan losses, beginning of period	$2,908	$2,605	$2,512	$2,404	$2,342

Charged-off loans:

Real estate-mortgage	25	47	-	-	4

Construction	-	-	-	-	-

Commercial	3	88	17	34	67

Consumer	37	4	14	3	-

Total charged-off loans	65	139	31	37	71

Recoveries on loans previously charged-off:

Real estate	-	-	-	-	-

Construction	-	-	-	-	-

Commercial	10	2	1	25	13

Consumer	-	-	3	-	-

Total recoveries	10	2	4	25	13

Net loans charged-off	55	137	27	12	58

Provision for loan losses	223	440	120	120	120

Allowance for loan losses, end of period	$3,076	$2,908	$2,605	$2,512	$2,404

Net loans charged-off to average loans, net	0.01%	0.04%	0.01%	-	0.02%

Allowance for loan losses to total loans (1)	0.80%	0.78%	0.82%	0.89%	0.94%

Allowance for loan losses to nonperforming loans (2)	303.35%	169.96%	353.94%	382.93%	861.65%

Net loans charged-off to allowance for loan losses	1.79%	4.71%	1.04%	0.48%	2.41%

Recoveries to charge-offs	15.38%	1.44%	12.90%	67.57%	18.31%

(1)	Total loans include loans, less unadvanced loan funds, plus net deferred loan costs.
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

We have an Asset/Liability Committee, which includes members of management and one member of the Board of Directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee reports to the Board of Directors of the Bank quarterly and establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2007 through December 31, 2008.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars In Thousands)
300 bp	$11,764	($1,041)	-8.1%
200	$12,157	($648)	-5.1%
100	$12,392	($413)	-3.2%
-	$12,805	-	-
(100)	$13,087	$282	2.2%
(200)	$13,133	$328	2.6%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $23.5 million. Securities classified as available for sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $6.8 million at December 31, 2007. Total securities classified as available for sale were $7.9 million at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow a total of approximately $111.8 million from the Federal Home Loan Bank of Boston. On December 31, 2007, we had $17.8 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2007, we had $75.6 million in loan commitments outstanding, which consisted of $21.6 million of mortgage loan commitments, $13.9 million in unadvanced construction loan commitments, $36.9 million in unused lines of credit and $3.2 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2007 totaled $144.2 million, or 69.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2007 (in thousands).

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt	$17,774	$5,000	$-	$10,410	$2,364
Operating lease obligations	2,231	198	379	330	1,324
Other long-term liabilities reflected on the company’s balance sheet under GAAP	54	54	-	-	-

Total	$ 20,059	$5,252	$379	$10,740	$3,688

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

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines

Our consolidated equity decreased by $4.1 million to $104.3 million during 2007, primarily a result of the purchase of 297,574 shares of the Company’s common stock to fund the trust which will be used to fund the restricted stock awards under the Company’s 2007 Equity Incentive Plan, at a cost of $4.4 million as well as the purchase of 155,000 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $2.1 million, partially offset by net income for the period. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity. We may use capital management tools such as cash dividends.

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

For the years ended December 31, 2007 and December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Information required by this item is included herein beginning on page F-1.

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

(b) Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2007 Annual Report on Form 10-K.

(c) Changes to Internal Control Over Financial Reporting

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)

Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)

Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	743,936	$14.29	37,197

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	743,936	$14.29	37,197

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers -Transactions with Related Parties” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fess and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2007 and 2006
-	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
-	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)
10.1*	Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.2*	Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.3*	Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc. (3)
10.4*	Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank (3)
10.5*	Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank (3)
10.6*	Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank (3)
10.7*	Change in Control Agreement between Maria J.C. Aigner and Chicopee Savings
10.8*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)
10.9*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)
10.10*	Form of Loan Agreement (1)
10.11*	Form of Chicopee Savings Bank Employee Severance Compensation Plan (1)
10.12*	Form of Chicopee Savings Bank Supplemental Executive Retirement Plan (1)
10.13*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner (1)
21.0	List of Subsidiaries
23.0	Consent of Berry, Dunn, McNeil & Parker
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or agreement.
(1)

Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
(3)	Incorporated by reference in this document to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (File No. 000-51996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 13, 2008
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner William J. Wagner	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 13, 2008

/s/ W. Guy Ormsby	Executive Vice President, Chief	March 13, 2008
W. Guy Ormsby	Financial Officer and Treasurer
(principal financial and chief accounting officer)

/s/ James P. Lynch	Director	March 13, 2008
James P. Lynch

/s/ William D. Masse	Director	March 13, 2008
William D. Masse

/s/ Edwin M. Sowa	Director	March 13, 2008
Edwin M. Sowa

/s/ Arthur F. DuBois	Director	March 13, 2008
Arthur F. DuBois

/s/ William J. Giokas	Director	March 13, 2008
William J. Giokas

/s/ Francine Jasinski Hayward	Director	March 13, 2008
Francine Jasinski Hayward

/s/ Edmund J. Mekal	Director	March 13, 2008
Edmund J. Mekal

/s/ John P. Moylan	Director	March 13, 2008
John P. Moylan

/s/ Gregg F. Orlen	Director	March 13, 2008
Gregg F. Orlen

/s/ Judith T. Tremble	Director	March 13, 2008
Judith T. Tremble

/s/ Thomas J. Bardon	Director	March 13, 2008
Thomas J. Bardon

/s/ James H. Bugbee	Director	March 13, 2008
James H. Bugbee

/s/ Louis E. Dupuis	Director	March 13, 2008
Louis E. Dupuis

/s/ Douglas K. Engebretson	Director	March 13, 2008
Douglas K. Engebretson

/s/ Edward J. Fitzgerald	Director	March 13, 2008
Edward J. Fitzgerald

/s/ Paul C. Picknelly	Director	March 13, 2008
Paul C. Picknelly

Management Report on Internal Control over Financial Reporting

The management of Chicopee Bancorp, Inc. and Subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2007, a copy of which is included in this annual report.

                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited Chicopee Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As disclosed in Note 15 to the financial statements, the Company changed its method of accounting for the defined benefit pension plan during 2006.

Portland, Maine
March 17, 2008

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006
	(In thousands, except share data)

Cash and due from banks	$5,226	$8,816
Short-term investments	9,229	1,132
Federal funds sold	9,066	1,580

Cash and cash equivalents	23,521	11,528

Securities available-for-sale, at fair value	7,864	7,861
Securities held-to-maturity, at cost (fair value $27,069 and $37,099 at December 31, 2007 and 2006, respectively)	27,324	37,411
Federal Home Loan Bank stock, at cost	1,583	1,574
Loans receivable, net of allowance for loan losses ($3,076 at December 31, 2007 and $2,908 at December 31, 2006)	379,868	368,968
Cash surrender value of life insurance	11,675	11,200
Premises and equipment, net	7,033	7,003
Accrued interest and dividends receivable	1,752	1,901
Deferred income tax asset	1,911	1,538
Other assets	925	1,061

Total assets	$463,456	$450,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$27,167	$29,088
Interest-bearing	297,804	282,483

Total deposits	324,971	311,571

Securities sold under agreements to repurchase	14,179	12,712
Advances from Federal Home Loan Bank	17,774	15,256
Mortgagors’ escrow accounts	1,103	997
Accrued expenses and other liabilities	1,130	1,063

Total liabilities	359,157	341,599

Commitments and contingencies (notes 10, 11, 12, 13 and 17)

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at December 31, 2007 and December 31, 2006)	72,479	72,479
Treasury stock, at cost (155,000 shares at December 31, 2007 and no shares at December 31, 2006)	(2,108)	-
Additional paid-in capital	573	144
Unearned compensation (restricted stock awards)	(3,940)	-
Unearned compensation (Employee Stock Ownership Plan)	(5,356)	(5,654)
Retained earnings	42,417	40,817
Accumulated other comprehensive income	234	660

Total stockholders’ equity	104,299	108,446

Total liabilities and stockholders’ equity	$463,456	$450,045

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Interest and dividend income:
Loans	$23,493	$20,219	$17,190
Investment securities	1,911	1,805	1,241
Other interest-earning assets	701	735	401

Total interest and dividend income	26,105	22,759	18,832

Interest expense:
Deposits	10,867	7,888	6,013
Securities sold under agreements to repurchase	345	280	223
Other borrowed funds	571	1,039	694

Total interest expense	11,783	9,207	6,930

Net interest income	14,322	13,552	11,902
Provision for loan losses	223	440	120

Net interest income, after provision for loan losses	14,099	13,112	11,782

Non-interest income:
Service charges, fee and commissions	1,893	1,489	1,319
Loan sales and servicing, net	(7)	117	70
Net gain on sales of securities available-for-sale	835	25	103

Total non-interest income	2,721	1,631	1,492

Non-interest expenses:
Salaries and employee benefits	8,388	6,792	6,107
Occupancy expenses	1,015	1,065	976
Furniture and equipment	976	946	858
Data processing	746	700	594
Stationery, supplies and postage	356	302	322
Charitable foundation contribution	-	5,511	-
Other non-interest expense	2,721	2,538	2,230

Total non-interest expenses	14,202	17,854	11,087

Income (loss) before income taxes	2,618	(3,111)	2,187
Income tax expense (benefit)	1,018	(577)	771

Net income (loss)	$1,600	$(2,534)	$1,416

Earnings (loss) per share:
Basic	$0.24	$(0.37)	n/a
Diluted	$0.24	$(0.37)	n/a

Adjusted weighted average common shares outstanding since initial public offering:
Basic	6,722,067	6,844,222	n/a
Diluted	6,737,720	6,844,222	n/a

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands, except number of shares)

Balance at December 31, 2004	$-	$-	$-	$-	$-	$41,935	$222	$42,157

Comprehensive income:
Net income	-	-	-	-	-	1,416	-	1,416
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $71)	-	-	-	-	-	-	(132)	(132)

Total comprehensive income								1,284

Balance at December 31, 2005	-	-	-	-	-	43,351	90	43,441

Comprehensive loss:
Net loss	-	-	-	-	-	(2,534)	-	(2,534)
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $306)	-	-	-	-	-	-	570	570

Total comprehensive loss								(1,964)

Issuance of common stock for initial public offering, (6,888,304 shares) net of expenses of $1,900	66,968	-	-	-	-	-	-	66,968
Issuance of common stock to Chicopee Savings Bank Charitable Foundation (551,064 shares)	5,511	-	-	-	-	-	-	5,511
Stock purchase for ESOP	-	-	-	-	(5,951)	-	-	(5,951)
Change in unearned compensation	-	-	144	-	297	-	-	441

Balance at December 31, 2006	72,479	-	144	-	(5,654)	40,817	660	108,446

Comprehensive income:
Net income	-	-	-	-	-	1,600	-	1,600
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $228)	-	-	-	-	-	-	(426)	(426)

Total comprehensive income								1,174

Purchase of common stock for funding of restricted stock awards (297,574 shares)	-	-	-	(4,365)	-	-	-	(4,365)
Treasury stock purchased (155,000 shares)	-	(2,108)	-	-	-	-	-	(2,108)
Change in unearned compensation	-	-	429	425	298	-	-	1,152

Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:	(In thousands)
Net income (loss)	$1,600	$(2,534)	$1,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	762	779	712
Net (accretion) amortization of investments	(4)	9	(30)
Provision for loan losses	223	440	120
Increase in cash surrender value of life insurance	(476)	(399)	(382)
Realized gains on investment securities, net	(835)	(25)	(103)
Other-than-temporary impairment of investment security	-	-	50
Realized losses on disposal of property and equipment	4	-	-
Net gains on sales of loans and other real estate owned	-	(14)	(12)
Increase (decrease) in deferred income taxes	(145)	(1,182)	(9)
Decrease (increase) in other assets	139	317	(374)
Decrease (increase) in accrued interest receivable	148	(559)	(254)
Increase (decrease) in other liabilities	67	(1,272)	449
Change in unearned compensation	1,152	441	-
Contribution of common stock to Charitable Foundation	-	5,511	-

Net cash provided by operating activities	2,635	1,512	1,583

Cash flows from investing activities:
Additions to premises and equipment	(796)	(704)	(1,346)
Loan originations and principal collections, net	(11,123)	(53,744)	(34,369)
Proceeds from sales of securities available-for-sale	5,117	4,823	1,624
Purchases of securities available-for-sale	(4,947)	(6,849)	(1,605)
Purchases of securities held-to-maturity	(106,788)	(80,263)	(54,184)
Maturities of securities held-to-maturity	116,879	72,315	46,845
Net redemption (purchase) of FHLB stock	-	873	(854)

Net cash used in investing activities	(1,658)	(63,549)	(43,889)

Cash flows from financing activities:
Net increase in deposits	13,399	16,548	14,254
Net increase (decrease) in securities sold under agreements to repurchase	1,467	(7,451)	12,582
Advances from long-term FHLB advances	-	-	10,000
Payments on long-term FHLB advances	(2,483)	(4,161)	(6,375)
Net increase (decrease) in other short-term borrowings	5,000	(10,000)	7,000
Issuance of common stock for initial public offering, net of costs	-	66,968	-
Stock purchased for ESOP	-	(5,951)	-
Stock purchased for treasury	(2,108)	-	-
Stock purchased for restricted stock awards	(4,365)	-	-
Net increase in escrow funds held	106	26	12

Net cash provided by financing activities	11,016	55,979	37,473

Net increase (decrease) in cash and cash equivalents	11,993	(6,058)	(4,833)

Cash and cash equivalents at beginning of year	11,528	17,586	22,419

Cash and cash equivalents at end of year	$23,521	$11,528	$17,586

Supplemental cash flow information:
Interest paid on deposits	$10,867	$7,888	$6,013
Interest paid on borrowings	$904	$1,305	$917
Income taxes paid	$1,057	$1,158	$617

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant group concentrations of credit risk

The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, most of the Company’s activities are with customers located in Western Massachusetts. As a result, the Company and its borrowers may be especially vulnerable to the consequences of changes in the local economy.

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, as determined by current investor yield requirements, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are not material at December 31, 2007 and 2006.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans

The Company grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Loan servicing

Servicing assets are recognized at fair value as separate assets when servicing rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate in increments of 50 basis points and term primarily of 15 and 30 years. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee stock ownership plan (“ESOP”)

Compensation expense is recognized as ESOP shares are committed to be released and is calculated based upon the average market price for the current year. Allocated and committed-to-be-released ESOP shares are considered outstanding for earnings (loss) per share calculations based on debt service payments. Other ESOP shares are excluded from earnings (loss) per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Equity Incentive Plan

The Company expenses compensation cost associated with share-based payment transactions, such as options and restricted stock awards, in the financial statements over the requisite service (vesting) period as required by SFAS 123R, Share-Based Payment.

Advertising

Advertising costs are expensed as incurred.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less treasury shares, unallocated shares of the Chicopee Savings Bank ESOP and nonvested restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method. On July 26, 2007, the Company granted stock options and stock awards under the Company’s 2007 Equity Incentive Plan. The total number of options granted under the plan is 743,936 and the total number of awards granted under the plan is 297,574.

Earnings (loss) per share is computed as follows:

	Years Ended December 31,
	2007	2006

Net income (loss) (in thousands)	$1,600	($2,534)

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(23,096)	-
Less: average number of unallocated ESOP shares	(565,392)	(595,146)
Less: average number of nonvested restricted stock awards	(128,813)	-

Adjusted weighted average number of common shares outstanding	6,722,067	6,844,222
Plus: dilutive nonvested restricted stock awards	15,653	-

Weighted average number of diluted shares outstanding	6,737,720	6,844,222

Net income (loss) per share:
Basic	$0.24	($0.37)
Diluted	$0.24	($0.37)

There were 743,936 stock options that were not included in the diluted earnings per share for the year ended December 31, 2007 because their effect is anti-dilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005

Unrealized holding gains (losses) on available-for-sale securities arising during the year	$181	$901	$(100)
Reclassification adjustment for gains realized in income	(835)	(25)	(103)

Net unrealized holding gains (losses)	(654)	876	(203)
Tax effect	(228)	306	(71)

Other comprehensive income (loss)	$(426)	$570	$(132)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2007	2006
Net unrealized gain on securities available-for-sale	$360	$1,014
Tax effect	(126)	(354)

Net-of-tax amount	$234	$660

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

The Company’s income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service. The December 31, 2005 income tax return was audited and there were no changes. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the year ended December 31, 2007.

In March 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140. SFAS No. 156 requires mortgage servicing rights associated with loans originated and sold, where servicing is retained, to be initially capitalized at fair value and subsequently accounted for using either the “fair value method” or the “amortization method.” The Company is using the amortization method for subsequent reporting. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. All assumptions are adjusted periodically to reflect current circumstances. SFAS No. 156 was effective January 1, 2007. Implementation of SFAS No. 156 did not have a material effect on the financial statements of the Company.

In September, 2006 FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement will be effective January 1, 2008 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will have a material effect on its financial condition and results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption. The Company does not expect application of this Statement will have a material effect on its financial condition and results of operations.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 and 2007 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain certain reserves of cash on hand or deposits with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $793 and $1,570, respectively, and are included in cash and due from banks. At December 31, 2006 the Company did not meet the reserve requirement due to increased transaction accounts. The Company filled this requirement over the next six months.

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follow:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Marketable equity securities	$7,504	$811	$(451)	$7,864

Total securities available-for-sale	$7,504	$811	$(451)	$7,864

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$16,496	$4	$-	$16,500
Corporate and industrial revenue bonds	4,303	-	-	4,303
Collateralized mortgage obligations	6,525	-	(259)	6,266

Total securities held-to-maturity	$27,324	$4	$(259)	$27,069

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES (continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Marketable equity securities	$6,847	$1,116	$(102)	$7,861

Total securities available-for-sale	$6,847	$1,116	$(102)	$7,861

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$28,924	$2	$(35)	$28,891
Corporate and industrial revenue bonds	1,710	-	-	1,710
Collateralized mortgage obligations	6,777	-	(279)	6,498

Total securities held-to-maturity	$37,411	$2	$(314)	$37,099

At December 31, 2007 and 2006, securities with a carrying value of $16.6 million and $18.0 million, respectively, were pledged as collateral to Investors Bank and Trust to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
Within 1 year	$16,496	$16,500
From 1 to 5 years	410	410
From 5 to 10 years	541	522
Over 10 years	9,877	9,637

	$27,324	$27,069

Proceeds from sales of securities available for sale during the years ended December 31, 2007, 2006 and 2005 amounted to $5,117, $4,823, and $1,624 respectively. Gross realized gains of $1,067, $260, and $256, and gross realized losses of $232, $235, and $153, were realized during the years ended December 31, 2007, 2006 and 2005, respectively. The tax provision applicable to these net realized gains and losses amounted to $291, $9, and $36, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2007
	Less Than Twelve Months		Twelve Months and Over		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Marketable equity securities	$443	$2,950	$8	$124	$451	$3,074
Collateralized mortgage obligations	-	-	259	6,233	259	6,233

Total temporarily impaired securities	$443	$2,950	$267	$6,357	$710	$9,307

	December 31, 2006
	Less Than Twelve Months		Twelve Months and Over		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Marketable equity securities	$87	$1,289	$15	$183	$102	$1,472
Debt securities of U.S. Government sponsored enterprises	3	6,697	32	7,368	35	14,065
Collateralized mortgage obligations	1	64	278	6,433	279	6,497

Total temporarily impaired securities	$91	$8,050	$325	$13,984	$416	$22,034

Unrealized losses within the collateralized mortgage obligations category at December 31, 2007, relate to twenty-five securities of which all had continuous losses for more than one year. Unrealized losses within the debt securities of government sponsored enterprises category at December 31, 2006, relate to fourteen debt securities of which nine securities had a continuous loss for more than one year. Unrealized losses within the collateralized mortgage obligations category at December 31, 2006, relate to twenty-five securities of which twenty-four had continuous losses for more than one year. Management reviews these securities on a regular basis for other than temporary impairment and considers if the issuer is the U.S. Government or an issuer thereof and whether downgrades by rating agencies have occurred. The primary cause for unrealized losses within the debt securities categories is the impact movements in interest rates have had in comparison with the underlying yields on these securities. Since the unrealized losses are related to the interest rate environment and management has the ability to hold debt securities to maturity, or the foreseeable future, no declines are considered by management to be other than temporary.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES (concluded)

Based on periodic analysis of underlying corporations in the marketable equity security portfolio, the Company believes that no equity securities are other-than-temporarily impaired. Unrealized losses within the marketable equity securities category at December 31, 2007 relate to fifty-six securities of which two had continuous losses for more than one year. Unrealized loss as a percent of cost was 11.7%. Unrealized losses within the marketable equity securities category at December 31, 2006 relate to nineteen securities of which one had continuous losses for more than one year. Unrealized loss as a percent of cost was 8%. The equity investments are in highly traded stocks. Management actively monitors the financial condition, core earnings, earnings per share, and trends of investees, reviews industry analysis, and consults with portfolio analysts on an ongoing basis. Management assesses the valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects, or other factors or if such changes are attributable to market-related factors, such as interest rates or equity market declines. Management determined the Company has the ability to retain the marketable equity securities to permit recovery in light of the fact that they are equity securities with no contractual provisions for return of principal.

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2007	2006

Residential 1-4 family	$154,299	$143,964
Residential multifamily	11,674	11,447
Commercial real estate	103,051	102,819
Construction	40,394	41,713
Consumer	26,815	24,707
Commercial	45,815	46,348

Total loans	382,048	370,998

Net deferred loan origination costs	896	857
Undisbursed portion of loans in process	-	21
Allowance for loan losses	(3,076)	(2,908)

Loans, net	$379,868	$368,968

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS (concluded)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$2,908	$2,605	$2,512
Provision for loan losses	223	440	120
Recoveries	10	2	5
Loans charged-off	(65)	(139)	(32)

Balance at end of year	$3,076	$2,908	$2,605

The following is a summary of information pertaining to impaired loans:

	December 31,
	2007	2006
Impaired loans without a valuation allowance	$4,383	$4,611
Impaired loans with a valuation allowance	225	115

Total impaired loans	$4,608	$4,726

Valuation allowance related to impaired loans	$110	$55

	Years Ended December 31,
	2007	2006	2005

Average recorded investment in impaired loans	$5,437	$2,640	$725

Interest income recognized on impaired loans was $192 and $153 for the years ended December 31, 2007 and 2006 and was insignificant for the year ended December 31, 2005. No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans were $1,014 and $1,711 at December 31, 2007 and 2006, respectively. Interest foregone was $43, $48, and $28 for the years ended December 31, 2007, 2006, and 2005, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2007 and 2006.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

5.	LOAN SERVICING

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $48,165 and $53,564 at December 31, 2007 and 2006, respectively. The Company recorded net gain on sale of loans of $3, $14 and $79 for the years ended December 31, 2007, 2006 and 2005, respectively.

SFAS No. 156 requires enterprises to measure the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. The balance of capitalized servicing rights included in other assets at December 31, 2007 and 2006 was $228 and $370, respectively. The significant assumptions used by management to estimate the fair value of capitalized servicing rights at December 31, 2007, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (9.3%), weighted average servicing fee (25.63 basis points), and net cost to service loans ($45 per loan). The Company estimated the fair value of its servicing rights to be $441 and $608 at December 31, 2007 and 2006, respectively. There was no valuation allowance at December 31, 2007 and 2006. The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds, and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$370	$426	$556
Capitalized mortgage servicing rights	3	98	68
Amortization	(145)	(154)	(198)

Balance at end of year	$228	$370	$426

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,
	2007	2006
Banking premises:
Land and improvements	$1,647	$1,647
Building	6,018	5,966
Furniture and equipment	3,914	3,680
Leasehold improvements	889	586
Computer software and equipment	1,144	1,023

	13,612	12,902
Less accumulated depreciation and amortization	(6,579)	(5,899)

	$7,033	$7,003

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $762, $779 and $712, respectively.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2007	2006
Non-interest-bearing demand	$27,167	$29,088
NOW	14,628	16,350
Money market	35,542	34,083
Regular savings	39,630	40,467

Total non-certificate accounts	116,967	119,988

Certificate accounts less than $100,000	125,276	121,726
Certificate accounts of $100,000 or more	82,728	69,857

Total certificate accounts	208,004	191,583

	$324,971	$311,571

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows:

	December 31, 2007		December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007	$-	-	$118,072	4.60%
2008	144,163	4.61%	15,757	4.08%
2009	24,629	4.78%	23,230	4.79%
2010	12,720	4.38%	12,708	4.38%
2011	21,935	5.30%	21,816	5.30%
2012	4,557	4.58%	-	-

	$208,004	4.69%	$191,583	4.67%

8.	REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Balance at year-end	$14,179	$12,712	$20,163
Average amount outstanding during the year	13,240	13,690	13,387
Interest expense incurred during the year	345	280	223
Maximum amount outstanding at any month-end	17,937	21,294	23,571
Weighted average interest rate during the year	2.60%	2.00%	1.50%
Weighted average interest rate on year-end balances	2.50%	2.50%	1.50%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities used as collateral for the repurchase agreements was $16,612 at December 31, 2007.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Boston (FHLB) consist of the following:

	December 31, 2007		December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed-rate FHLB advances maturing:
2007 (a)	$-	-	$57	2.15%
2008	5,000	4.52%	-	-
2011 (a)	3,519	2.98%	4,426	2.98%
2012 (a)	6,891	4.34%	8,110	4.34%
2014 (a)	2,364	3.65%	2,663	3.65%

Total FHLB advances	$17,774	4.03%	$15,256	3.82%

(a) Includes amortizing advances requiring monthly principal and interest payments.

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

As a member of the FHLB, the Company, through its bank subsidiary, is eligible to borrow amounts up to the level of qualified collateral maintained.

The Company has a $4,865 available line of credit with the FHLB at December 31, 2007, and an unsecured line of credit with Bankers Bank, N.E. that allows the Company to borrow up to $2,000. There were no borrowings against either line of credit at December 31, 2007.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

10.	INCOME TAXES

In connection with its initial public offering, the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1,900. As of December 31, 2007 and 2006 a valuation reserve of $1,000 and $800, respectively, has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation. The judgments applied by management consider the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in the market conditions. The charitable contribution carryforward of $5,198 at December 31, 2007 expires in 2011.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2007	2006	2005

Current tax expense:
Federal	$968	$420	$626
State	195	185	154

	1,163	605	780

Deferred tax (benefit) expense:
Federal	(239)	(1,942)	(10)
State	(106)	(40)	1

	(345)	(1,982)	(9)

Change in valuation reserve	200	800	-

	(145)	(1,182)	(9)

Income tax expense (benefit)	$1,018	$(577)	$771

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.2	(3.1)	4.7
Dividends received deduction	(1.3)	0.9	(0.8)
Change in valuation allowance	7.6	(25.7)	-
Tax-exempt interest	(2.0)	0.8	(1.2)
Bank owned life insurance	(5.7)	4.0	(5.4)
Stock-based compensation	2.7	-	-
Other, net	1.4	7.6	4.0

Effective tax rates	38.9%	18.5%	35.3%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Federal	$3,136	$2,970
State	471	390

	3,607	3,360
Valuation reserve on asset	(1,000)	(800)

	2,607	2,560

Deferred tax liabilities:
Federal	(545)	(838)
State	(151)	(184)

	(696)	(1,022)

Net deferred tax asset	$1,911	$1,538

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:
	December 31,
	2007	2006
Net unrealized gain on securities available-for-sale	$(126)	$(354)
Charitable contribution carryforward	1,771	1,840
Depreciation	(131)	(140)
Deferred loan costs	(194)	(528)
Allowance for loan losses	1,258	1,189
Employee benefit plans	320	320
Other	13	11

	2,911	2,338
Valuation reserve	(1,000)	(800)

Net deferred tax asset	$1,911	$1,538

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$1,538	$662	$582
Deferred tax benefit	145	1,182	9
Deferred tax effects of net unrealized (gain) loss on securities available-for-sale	228	(306)	71

Balance at end of year	$1,911	$1,538	$662

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2007	2006
Balance at beginning of year	$800	$-
Change generated by current year’s operations	200	800

Balance at end of year	$1,000	$800

The federal income tax reserve for loan losses at the Bank’s base year is $3,609. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1,480 has not been provided.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (continued)

Credit-related financial instruments (concluded)

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2007	2006
Commitments to grant loans	$21,588	$12,735
Unfunded commitments for construction loans	13,911	17,371
Unfunded commitments under lines of credit	36,936	32,773
Standby letters of credit	3,167	1,778

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

FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure under FIN 45, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $3,167 and $1,778 at December 31, 2007 and 2006, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2007 and 2006 was insignificant.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (concluded)

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2007, future minimum operating lease commitments pertaining to banking premises are as follows:

2008	$198
2009	190
2010	189
2011	187
2012	143
Thereafter	1,324

$2,231

The leases contain options to extend for periods from one to five years. Total rent expense for the years ended December 31, 2007, 2006, and 2005 approximated $261, $246, and $240, respectively.

12.	OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Chicopee Bancorp, Inc. has three-year employment agreements with both its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer and three-year change of control agreements with certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Chicopee Bancorp, Inc. and Bank employment agreements renew on a daily and annual basis, respectively. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2007 will have no material effect on the Company’s consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (continued)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:

Total Capital to Risk Weighted Assets
Company	$107,281	28.6%	$30,001	8.0%	N/A	N/A
Bank	$82,391	22.0%	$29,896	8.0%	$37,369	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$104,042	27.7%	$15,000	4.0%	N/A	N/A
Bank	$79,152	21.2%	$14,948	4.0%	$22,422	6.0%

Tier 1 Capital to Average Assets
Company	$104,042	22.7%	$18,305	4.0%	N/A	N/A
Bank	$79,152	17.4%	$18,220	4.0%	$22,775	5.0%

As of December 31, 2006:

Total Capital to Risk Weighted Assets
Company	$111,113	28.7%	$30,975	8.0%	N/A	N/A
Bank	$73,164	19.2%	$30,462	8.0%	$38,078	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$107,749	27.8%	$15,487	4.0%	N/A	N/A
Bank	$69,800	18.3%	$15,231	4.0%	$22,847	6.0%

Tier 1 Capital to Average Assets
Company	$107,749	24.3%	$17,701	4.0%	N/A	N/A
Bank	$69,800	16.1%	$17,385	4.0%	$21,731	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The following is a reconciliation of the Company’s equity as disclosed in the balance sheet under U.S. generally accepted accounting principles to regulatory capital as disclosed in the table above.

	December 31,
	2007	2006

Total equity determined under generally accepted accounting principles	$104,299	$108,446
Net unrealized gain on securities available-for-sale, net of tax	(234)	(660)
Disallowed servicing rights	(23)	(37)

Tier 1 Capital	104,042	107,749
Allowable allowance for loan losses	3,076	2,908
Unrealized gain on available-for-sale equity securities, net of tax	163	456

Total regulatory capital	$107,281	$111,113

14.	COMMON STOCK REPURCHASE PROGRAM

In 2007, Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 371,968 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Any purchase of common stock under the Stock Repurchase Program will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury. Under the Stock Repurchase Program, the Company repurchased 155,000 shares of common stock at an average price of  $13.60 during 2007.

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25 percent of the first 6 percent of the participant’s compensation contributed to the Plan. For the year ended December 31, 2007, the Company commenced contributions of 3% of compensation for all participating employees in addition to the match contribution. For the years ended December 31, 2007, 2006, and 2005, expenses attributable to the Plan amounted to  $196,  $66, and  $53, respectively.

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit pension plan (the “Pension Plan”) through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of December 31, 2007, the Bank had an accrued liability of  $781 which represents benefits that will be distributed to all eligible employees who were active when the plan terminated.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Pension cost for the Pension Plan is calculated using the projected unit credit method. The measurement date used to determine pension benefits is October 31. The following table sets forth information regarding the Pension Plan.

	Plan Years Ended October 31,
	2007	2006
Change in plan assets:
Fair value of plan assets at beginning of year	$5,660	$4,644
Actual return on plan assets	389	693
Contributions	-	357
Benefits paid	(411)	(34)

Fair value of plan assets at end of year	5,638	5,660

Change in benefit obligation:
Benefit obligation at beginning of year	6,441	6,289
Service cost	-	358
Interest cost	389	362
Actuarial gain	-	(358)
Benefits paid	(411)	(34)
Amendment	-	(176)

Benefit obligation at end of year	6,419	6,441

Funded status and accrued benefit cost recognized in the balance sheet at October 31	$(781)	$(781)

Accumulated benefit obligation	$6,419	$6,441

Components of net periodic benefit cost follow:

	Plan Years Ended October 31,
	2007	2006	2005

Service cost	$-	$358	$294
Interest cost	389	362	297
Expected return on plan assets	(389)	(372)	(328)
Recognized net actuarial loss	-	33	11
Amortization of unrecognized transition obligation	-	3	3

Net periodic benefit cost	$-	$384	$277

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

	2007	2006	2005
Weighted average assumptions used to determine benefit cost were as follows:

Discount rate on benefit cost	4.85%	5.75%	5.75%
Rate of increase in compensation levels	N/A	4.50%	4.50%
Expected long-term rate of return on plan assets	4.85%	8.00%	8.00%

Weighted average assumptions used to determine the benefit obligation were as follows:

Discount rate on benefit obligations	4.85%	4.85%	5.75%
Rate of increase in compensation levels	N/A	N/A	4.50%

N/A = not applicable

The composition of the Company’s Pension Plan assets at October 31, 2007 and 2006, by asset category, is as follows:

Asset Category	Plan Assets at October 31
	2007	2006
Fixed income	100.0%	36.5%
Domestic equity	-	48.5%
International equity	-	15.0%

	100.0%	100.0%

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. Historically, the target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income. Upon the Company’s decision to terminate the Plan, the funds were transferred to fixed income securities. The approximate investment allocation of the portfolio is shown in the table above.

The rate of return for 2007 is based on money market rates expected to be earned until distribution. In 2005, the Company’s assumption with respect to long-term rate of return is based on prevailing yields on high quality fixed income investments increased by a premium of 3% to 5% for equity investments. There were no changes to this assumption in 2006.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (concluded)

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. There was no effect on the Company’s other comprehensive income as a result of implementing SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, at December 31, 2006 because the funded status of the Company’s postretirement plan was reflected in accrued expenses and other liabilities in the balance sheet prior to implementation and also through December 31, 2006.

The Company provides supplemental life insurance benefits to its key officers. Amounts charged to expense for these benefits were  $304,  $280 and  $262 for the years ended December 31, 2007, 2006 and 2005, respectively.

16.	EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the Bank’s conversion from mutual to stock ownership, Chicopee Bancorp, Inc. invested in a subsidiary, Chicopee Funding Corporation. Chicopee Funding Corporation used the proceeds from the investment to fund a loan to the Chicopee Savings Bank Employee Stock Ownership Plan Trust (the “Trust”), which used the proceeds from the loan to purchase 8%, or 595,149 shares, of the Company’s outstanding stock as part of the conversion from mutual to stock. The loan bears interest equal to 8.25% and provides for annual payments of principal and interest. Under the ESOP’s change in control provision, the Trust would be instructed to use proceeds from the sale of stock to pay off the outstanding ESOP loan balance and to distribute the remaining plan assets to current participants.

At December 31, 2007, the remaining principal balance is payable as follows:

Years Ending December 31,

2008	$142
2009	154
2010	166
2011	180
2012	195
Thereafter	4,614

$5,451

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT STOCK OWNERSHIP PLAN (concluded)

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $436 and $441 for the years ended December 31, 2007 and 2006, respectively.

Shares held by the ESOP include the following at December 31, 2007:

Allocated	59,514
Unallocated	535,635

595,149

The fair value of unallocated shares at December 31, 2007 was $6,936.

17.	EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2007 Equity Incentive Plan, approved by the Company’s stockholders as the annual meeting of the Company stockholders on May 30, 2007, the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options granted as of December 31, 2007 is five years from the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31, 2007
Expected dividend yield	2.00%
Expected term	6.5 years
Expected volatility	23.00%
Risk-free interest rate	5.08%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EQUITY INCENTIVE PLAN (continued)

The expected volatility is based on historical volatility of a peer group of similar entities. The risk-free interest rate for the periods within the contractual life of the awards is based on the U.S. Treasury yield in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts.

A summary of options under the Plan as of December 31, 2007, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-	$-	-
Granted	743,936	14.29	9.50
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding at December 31, 2007	743,936	$14.29	9.50	$-

Exercisable at December 31, 2007	-	$-	-	$-

The weighted-average grant-date fair value of options granted during 2007 was $3.92. For the year ended December 31, 2007, share based compensation expense applicable to the plan was $291 and the related tax benefit was $34. No options vested during the year ended December 31, 2007. Unrecognized stock-based compensation expense related to nonvested options amounted to $2,625. This amount is expected to be recognized over a period of 4.5 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The vesting period for all stock awards granted as of December 31, 2007 is five years from the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is recognized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $425 and $148 of related tax benefit in the year ended December 31, 2007. No stock awards were granted prior to July 1, 2007. As of December 31, 2007, unrecognized stock-based compensation expense related to nonvested restricted stock awards is expected to be recognized over a period of 4.5 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EQUITY INCENTIVE PLAN (concluded)

A summary of the status of the Company’s stock awards as of December 31, 2007, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Balance at beginning at December 31, 2006	-	$-
Granted	297,574	14.29
Vested	-	-
Forfeited	-	-

Balance at December 31, 2007	297,574	$14.29

18.	OTHER NON-INTEREST EXPENSE

The components of other non-interest expense which are in excess of 1% of total revenues (total interest and dividend income, and non-interest income) and not shown separately in the consolidated statements of operations are as follows for the years ended December 31:

	2007	2006	2005
Advertising	$370	$330	$323

19.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $5,371 and $5,162 at December 31, 2007 and 2006, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2007	2006
Balance at beginning of year	$5,162	$5,627
Additions	748	536
Repayments	(665)	(1,055)
Change in related party status	126	54

Balance at end of year	$5,371	$5,162

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

RELATED PARTY TRANSACTIONS (concluded)

Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to $7,526 and $7,571, respectively. Repurchase agreements from related parties at December 31, 2007 and 2006 amounted to $4,176 and $4,072, respectively.

20.	RESTRICTIONS ON DIVIDENDS

Chicopee Bancorp, Inc. is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank.

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$23,521	$23,521	$11,528	$11,528
Securities available-for-sale	7,864	7,864	7,861	7,861
Securities held-to-maturity	27,324	27,069	37,411	37,099
Federal Home Loan Bank stock	1,583	1,583	1,574	1,574
Loans, net	379,868	387,434	368,968	386,418
Accrued interest and dividends receivable	1,752	1,752	1,901	1,901
Cash surrender value of life insurance	11,675	11,675	11,200	11,200

Financial liabilities:
Deposits	324,971	330,583	311,571	310,515
Mortgagors’ escrow accounts	1,103	1,103	997	997
Repurchase agreements	14,179	14,179	12,712	12,712
Advances from Federal Home Loan Bank	17,774	19,408	15,256	14,736
Accrued interest payable	41	41	53	53

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands)

22.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2007 and 2006:

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$6,375	$6,623	$6,552	$6,556	$5,148	$5,416	$5,962	$6,233
Interest expense	2,847	2,946	3,010	2,981	2,081	2,206	2,284	2,636
Net interest and dividend income	3,528	3,677	3,542	3,575	3,067	3,210	3,678	3,597
Provision for loan losses	101	113	-	9	150	110	75	105
Net (loss) gain on sales of securities available-for-sale	296	293	126	121	8	11	13	(7)
Fees and other non-interest income	427	503	444	512	462	435	367	342
Non-interest expenses	3,290	3,462	3,664	3,787	2,896	2,989	8,671	3,298
Income tax provision (benefit)	305	308	100	305	152	168	(1,057)	160

Net income (loss)	$555	$590	$348	$107	$339	$389	$(3,631)	$369

Earnings (loss) per share:
Basic	$0.08	$0.09	$0.05	$0.02	NA	NA	$(0.53)	$0.05
Diluted	$0.08	$0.09	$0.05	$0.02	NA	NA	$(0.53)	$0.05

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands)

23.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2007	2006

Assets
Cash and cash equivalents	$17,045	$25,190
Investment in common stock of Chicopee Savings Bank	79,409	70,497
Investment in common stock of Chicopee Funding Corporation	6,562	6,150
Other assets	1,340	6,609

Total assets	$104,356	$108,446

Liabilities and Stockholders’ Equity
Total liabilities	$57	$-
Stockholders’ equity	104,299	108,446

Total liabilities and stockholders’ equity	$104,356	$108,446

	Years Ended December 31,
STATEMENTS OF OPERATIONS	2007	2006

Income:
Interest income	$885	$-
Non-interest income	-	232
Operating expenses	1,153	5,706

Loss before income taxes and equity in undistributed net income of subsidiaries	(268)	(5,474)
Applicable income tax expense (benefit)	230	(1,254)

Loss before equity in undistributed net income of subsidiaries	(498)	(4,220)
Equity in undistributed net income of Chicopee Savings Bank	1,686	1,487
Equity in undistributed net income of Chicopee Funding Corporation	412	199

Net income (loss)	$1,600	$(2,534)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands)

  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,600	$(2,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of Chicopee Savings Bank	(1,686)	(1,487)
Equity in undistributed net income of Chicopee Funding Corporation	(412)	(199)
Increase in deferred income taxes	(145)	(1,014)
Decrease (increase) in accrued interest receivable	69	(70)
Decrease (increase) in other assets	345	(506)
Increase in other liabilities	58	-
Contribution of common stock to Charitable Foundation	-	5,511
Change in unearned compensation	1,152	441

Net cash provided by operating activities	981	142

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(7,653)	(24,998)
Initial investment in Chicopee Funding Corporation	-	(5,951)
Purchases of securities held-to-maturity	(5,983)	(28,103)
Maturities of securities held-to-maturity	10,983	23,083

Net cash used in investing activities	(2,653)	(35,969)

Cash flows from financing activities
Issuance of common stock for initial public offering net of costs	-	66,968
Stock purchased for ESOP	-	(5,951)
Stock purchased for treasury	(2,108)	-
Stock purchased for restricted stock awards	(4,365)	-

Net cash provided by (used in) financing activities	(6,473)	61,017

Net increase (decrease) in cash and cash equivalents	(8,145)	25,190
Cash and cash equivalents at beginning of year	25,190	-

Cash and cash equivalents at end of year	$17,045	$25,190