Form 10-Q
period 2008-03-31
CHICOPEE BANCORP, INC.
filed 2008-05-12
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 6,867,400 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Cash and due from banks	$6,827	$5,226
Short-term investments	10,163	9,229
Federal funds sold	16,706	9,066

Total cash and cash equivalents	33,696	23,521
Securities available-for-sale, at fair value	7,330	7,864
Securities held-to-maturity, at cost (fair value $29,498 and $27,069 at March 31, 2008 and December 31, 2007, respectively)	29,512	27,324
Federal Home Loan Bank stock, at cost	1,942	1,583
Loans, net of allowance for loan losses ($3,073 at March 31, 2008 and $3,076 at December 31, 2007)	385,400	379,868
Cash surrender value of life insurance	11,793	11,675
Premises and equipment, net	7,179	7,033
Accrued interest and dividend receivable	1,571	1,752
Deferred income tax asset	2,055	1,911
Other assets	813	925

Total assets	$481,291	$463,456

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$35,432	$27,167
Interest-bearing	296,680	297,804

Total deposits	332,112	324,971

Securities sold under agreements to repurchase	19,351	14,179
Advances from Federal Home Loan Bank	27,098	17,774
Mortgagors’ escrow accounts	1,435	1,103
Accrued expenses and other liabilities	796	1,130

Total liabilities	380,792	359,157

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at March 31, 2008 and December 31, 2007)	72,479	72,479
Treasury stock, at cost (471,968 shares at March 31, 2008 and 155,000 shares at December 31, 2007)	(6,226)	(2,108)
Additional paid-in-capital	692	573
Unearned compensation (restricted stock awards)	(3,736)	(3,940)
Unearned compensation (Employee Stock Ownership Plan)	(5,282)	(5,356)
Retained earnings	42,605	42,417
Accumulated other comprehensive income (loss)	(33)	234

Total stockholders’ equity	100,499	104,299

Total liabilities and stockholders’ equity	$481,291	$463,456

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$5,868	$5,727
Interest and dividends on securities	316	460
Other interest-earning assets	138	188

Total interest and dividend income	6,322	6,375

Interest expense:
Deposits	2,647	2,628
Securities sold under agreements to repurchase	90	72
Other borrowed funds	159	147

Total interest expense	2,896	2,847

Net interest income	3,426	3,528
Provision for loan losses	10	101

Net interest income, after provision for loan losses	3,416	3,427

Non-interest income:
Service charges, fees and commissions	544	429
Loan sales and servicing, net of amortization	(6)	(2)
Net gain on sales of securities available-for-sale	15	296

Total non-interest income	553	723

Non-interest expenses:
Salaries and employee benefits	2,221	1,819
Occupancy expenses	289	291
Furniture and equipment	233	229
Data processing	205	183
Stationery, supplies and postage	97	93
Other non-interest expense	652	675

Total non-interest expenses	3,697	3,290

Income before income taxes	272	860
Income tax expense	84	305

Net income	$188	$555

Earnings per share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Adjusted weighted average shares outstanding:
Basic	6,317,296	6,881,194
Diluted	6,330,306	6,881,194

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2008

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

Comprehensive loss:
Net income	—	—	—	—	—	188	—	188
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	(267)	(267)

Total comprehensive loss								(79)

Treasury stock purchased (316,968 shares)	—	(4,118)	—	—	—	—	—	(4,118)
Change in unearned compensation	—	—	119	204	74	—	—	397

Balance at March 31, 2008	$72,479	$(6,226)	$692	$(3,736)	$(5,282)	$42,605	$(33)	$100,499

Balance at December 31, 2006	$72,479	$—	$144	$—	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income	—	—	—	—	—	555	—	555
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	(215)	(215)

Total comprehensive income								340

Change in unearned compensation	—	—	40	—	74	—	—	114

Balance at March 31, 2007	$72,479	$—	$184	$—	$(5,580)	$41,372	$445	$108,900

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$188	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	157
Provision for loan losses	10	101
Increase in cash surrender value of life insurance	(117)	(96)
Realized gains on investment securities, net	(15)	(296)
Realized losses on disposal of property and equipment	—	4
Decrease in other assets	109	151
Decrease in accrued interest receivable	181	151
Increase (decrease) in other liabilities	(334)	180
Change in unearned compensation	397	114

Net cash provided by operating activities	587	1,021

Cash flows from investing activities:
Additions to premises and equipment	(327)	(17)
Loan originations and principal collections, net	(5,541)	4,032
Proceeds from sales of securities available-for-sale	1,230	965
Purchases of securities available-for-sale	(1,451)	(598)
Purchases of securities held-to-maturity	(48,540)	(25,817)
Maturities of securities held-to-maturity	46,365	27,034

Net cash provided (used) by investing activities	(8,264)	5,599

Cash flows from financing activities:
Net increase in deposits	7,143	14,737
Net increase (decrease) in securities sold under agreements to repurchase	5,172	(1,004)
Proceeds from long-term FHLB advances	15,000	—
Payments on long-term FHLB advances	(677)	(496)
Net decrease in other short-term borrowings	(5,000)	—
Stock purchased for treasury	(4,118)	—
Net increase in escrow funds held	332	376

Net cash provided by financing activities	17,852	13,613

Net increase in cash and cash equivalents	10,175	20,233

Cash and cash equivalents at beginning of period	23,521	11,528

Cash and cash equivalents at end of period	$33,696	$31,761

Supplemental cash flow information:
Interest paid on deposits	$2,647	$2,628
Interest paid on borrowings	249	219
Income taxes paid	175	15

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2008 and 2007

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The results for the three-month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less treasury shares, unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (“ESOP”) and nonvested restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method. On July 26, 2007, the Company granted stock options and stock awards under the Company’s 2007 Equity Incentive Plan. The total number of stock options available for grant under the plan is 743,936, of which 693,267 were granted, and the total number of stock awards granted under the plan is 297,574.

Earnings per share is computed as follows:

	Three Months Ended March 31,
	2008	2007
Net income (in thousands)	$188	$555

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(288,863)	—
Less: average number of unallocated ESOP shares	(535,635)	(558,174)
Less: average number of nonvested restricted stock awards	(297,574)	—

Adjusted weighted average number of common shares outstanding	6,317,296	6,881,194
Plus: dilutive nonvested restricted stock awards	13,010	—

Weighted average number of diluted shares outstanding	6,330,306	6,881,194

Net income per share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

There were 666,667 stock options that were not included in the diluted earnings per share for the three months ended March 31, 2008 because their effect is anti-dilutive.

3.	Equity Incentive Plan

Stock Options

Under the Company’s 2007 Equity Incentive Plan, the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of options under the Plan as of March 31, 2008, and changes during the three months then ended, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	693,267	$14.29	9.50
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	26,600	14.29	9.33

Outstanding at March 31, 2008	666,667	$14.29	9.25	$—

Exercisable at March 31, 2008	—	$—	—	$—

For the three months ended March 31, 2008, share based compensation expense applicable to the plan was $100,000 and the related tax benefit was $34,000. No options have vested as of March 31, 2008 and no options were granted prior to July 1, 2007. As of March 31, 2008, unrecognized stock-based compensation expense related to nonvested options amounted to $2.3 million. This amount is expected to be recognized over a period of 4.25 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $204,000 and $71,000 of related tax benefit in the three months ended March 31, 2008. No stock awards have vested as of March 31, 2008 and no stock awards were granted prior to July 1, 2007. As of March 31, 2008, unrecognized stock-based compensation expense related to nonvested restricted stock awards is expected to be recognized over a period of 4.25 years.

A summary of the status of the Company’s stock awards as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2007	297,574	$14.29
Granted	—	—
Vested	—	—
Forfeited	4,136	14.29

Balance at March 31, 2008	293,438	$14.29

4.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 established a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement became effective January 1, 2008. This Statement does not require any new fair value measurements. The Company implemented SFAS No. 157 on January 1, 2008 with no material effect on the financial condition and results of operations of the Company.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amended ARS 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. The Company does not hold derivative instruments as of March 31, 2008. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

5.	Comprehensive Income or Loss

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income or loss. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on securities available-for-sale, are not reflected in the statement of income, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the statement of financial condition (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income or loss, comprises the Company’s total comprehensive income or loss.

Comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31,
	2008	2007
	(Dollars In Thousands)
Net income	$188	$555
Other comprehensive loss, net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	(395)	(35)
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(15)	(296)
Tax effect	143	116

Other comprehensive loss, net of tax	(267)	(215)

Total comprehensive income (loss)	$(79)	$340

6.	Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of March 31, 2008, the Bank had an accrued liability of $781,000, which will be equitably distributed upon receipt of a favorable determination letter from the Internal Revenue Service to all eligible employees who were active when the plan terminated.

The components of the net periodic benefit cost are:

	Three Months Ended March 31,
	2008	2007
	(Dollars In Thousands)
Service cost	$—	$89
Interest cost	51	90
Amortization of transition obligation	—	—
Expected return on assets	(51)	(91)
Recognized net actuarial loss	—	8

Net periodic benefit cost	$—	$96

Weighted-average discount rate assumption used to determine benefit obligation	4.79%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%	5.75%

7.	Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under U.S. generally accepted accounting principles.

The Company did not adopt SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities with inputs that are observable either directly or indirectly for substantially the full term. Level 2 also includes assets and liabilities traded in inactive markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities or from models arising from observable inputs.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale	$7,330	$7,330	$—	$—

Total assets	$7,330	$7,330	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2008.

	Fair Value Measurements Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$190	$—	$190	$—

Total assets	$190	$—	$190	$—

In accordance with the provisions for SFAS No. 114, a valuation reserve of $100,000 as of March 31, 2008 and December 31, 2007 was included in the allowance for loan losses, for the above impaired loans. The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2008 and 2007, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2007 Annual Report on Form 10-K under “Item 1A-Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At March 31, 2008, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

The Company’s assets grew $17.8 million, or 3.8%, to $481.3 million at March 31, 2008 as compared to $463.5 million at December 31, 2007, primarily as a result of an increase in federal funds sold of $7.6 million, loans of $5.5 million as well as securities held-to-maturity of $2.2 million. The increase in federal funds sold was primarily due to an increase in deposits of $7.1 million partially offset by the loan growth. Total net loans increased to $385.4 million from $379.9 million as of December 31, 2007, with one-to-four family loans increasing $3.2 million, or 2.0%, and commercial loans increasing $1.6 million, or 3.5%.

The balance sheet expansion was funded by increases in advances from the Federal Home Loan Bank of $9.3 million, deposits of $7.1 million as well as securities sold under agreements to repurchase of $5.2 million. Core deposits, which exclude certificates of deposit, increased $11.2 million, or 9.6%, to $128.2 million at March 31, 2008 from $117.0 million at December 31, 2007 as a result of successful business development efforts. Certificates of deposit balances decreased $4.1 million, or 2.0%, to $204.0 million at March 31, 2008 due to the decreasing rate environment.

Total stockholders’ equity decreased $3.8 million, or 3.6%, to $100.5 million at March 31, 2008 from December 31, 2007, resulting mainly from the purchase of 316,968 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $4.1 million. Partially offsetting the decrease was net income during the period.

Lending Activities

At March 31, 2008, the Company’s net loan portfolio was $385.4 million, or 80.1% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$157,452	40.6%	$154,299	40.4%
Multi-family	11,519	3.0%	11,674	3.0%
Commercial	103,815	26.8%	103,051	27.0%
Construction	40,033	10.3%	40,394	10.6%

Total real estate loans	312,819	80.7%	309,418	81.0%

Consumer loans:
Home equity	7,305	1.9%	6,882	1.8%
Second mortgages	16,217	4.2%	15,938	4.2%
Other	3,798	1.0%	3,995	1.0%

Total consumer loans	27,320	7.1%	26,815	7.0%

Commercial loans	47,417	12.2%	45,815	12.0%

Total loans	387,556	100.0%	382,048	100.0%

Undisbursed portion of loans in process	—		—
Net deferred loan origination costs	917		896
Allowance for loan losses	(3,073)		(3,076)

Loans, net	$385,400		$379,868

The Company’s net loan portfolio increased $5.5 million, or 1.5%, during the first three months of 2008 primarily due to increases in residential real estate lending.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	March 31, 2008	December 31, 2007
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$1,172	$779
Construction	—	167
Commercial	164	63
Consumer	24	5

Total	1,360	1,014
Real estate owned, net	—	—

Total nonperforming assets	$1,360	$1,014

Total nonperforming loans as a percentage of total loans (1) (2)	0.35%	0.27%
Total nonperforming assets as a percentage of total assets (2)	0.28%	0.22%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Nonaccrual loans increased $346,000 or 34.1% to $1.4 million as of March 31, 2008 compared to $1.0 million as of December 31, 2007. The increase was primarily due to one residential real estate loan. Management believes that the value of the property based on a recent appraisal will be sufficient to cover the principal balance of the loan.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Three Months Ended March 31,
	2008	2007
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$3,076	$2,908
Charged-off loans:
Real estate	—	—
Commercial	—	—
Consumer	15	14

Total charged-off loans	15	14

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	—	—
Consumer	2	—

Total recoveries	2	—

Net loan charge-offs	13	14
Provision for loan losses	10	101

Allowance for loan losses, end of period	$3,073	$2,995

Net loan charge-offs to average loans, net	0.01%	0.02%
Allowance for loan losses to total loans (1)	0.79%	0.82%
Allowance for loan losses to nonperforming loans (2)	225.96%	252.10%
Recoveries to charge-offs	13.33%	—

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At March 31, 2008, the Company’s investment securities portfolio amounted to $36.8 million, or 7.7% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale:
Marketable equity securities	$7,381	$7,330	$7,504	$7,864

Total equity securities	7,381	7,330	7,504	7,864

Securities held-to-maturity:
Debt securities of U.S. government sponsored enterprises	18,689	18,689	16,496	16,500
Corporate and industrial revenue bonds	4,303	4,303	4,303	4,303
Collateralized mortgage obligations	6,520	6,506	6,525	6,266

Total securities held-to-maturity	29,512	29,498	27,324	27,069

Total	$36,893	$36,828	$34,828	$34,933

(1)	Does not include investments in FHLB-Boston stock totaling $1.9 million at March 31, 2008 and $1.6 million at December 31, 2007.

Fair market value of securities available-for-sale decreased $534,000, or 6.8%, to $7.3 million at March 31, 2008 primarily due to market conditions. Held-to-maturity securities increased $2.2 million or 8.0% to $29.5 million due to purchases of held-to-maturity securities.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated.

	March 31, 2008		December 31, 2007
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$35,432	10.67%	$27,167	8.36%
NOW accounts	14,282	4.30%	14,628	4.50%
Passbook accounts	40,334	12.15%	39,630	12.19%
Money market deposit accounts	38,109	11.47%	35,542	10.94%
Certificates of deposit	203,955	61.41%	208,004	64.01%

Total deposits	$332,112	100.00%	$324,971	100.00%

Deposits grew $7.1 million, or 2.2%, to $332.1 million at March 31, 2008 from $325.0 million at December 31, 2007. The growth in demand deposit, passbook and money market deposit accounts reflects the success of sales and marketing efforts. Certificates of deposit balances also decreased $4.1 million, or 2.0%, to $204.0 million at March 31, 2008 largely due to the decreasing rate environment.

Borrowings

The following sets forth information concerning our borrowings for the period indicated.

	March 31, 2008	December 31, 2007
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	27,098	17,774
Securities sold under agreements to repurchase	21,050	17,937
Other borrowings	50	100
Average advances outstanding during the period:
FHLB Advances	17,751	14,515
Securities sold under agreements to repurchase	17,055	13,240
Other borrowings	45	77
Weighted average interest rate during the period:
FHLB Advances	3.60%	3.90%
Securities sold under agreements to repurchase	2.00%	2.60%
Other borrowings	7.70%	7.00%
Balance outstanding at end of period:
FHLB Advances	27,098	17,774
Securities sold under agreements to repurchase	19,351	14,179
Other borrowings	41	54
Weighted average interest rate at end of period:
FHLB Advances	3.03%	4.03%
Securities sold under agreements to repurchase	1.07%	2.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General

Net income decreased $367,000, to $188,000 for the quarter ended March 31, 2008 compared to $555,000 for the same quarter last year. The decrease in net income for the first quarter of 2008 was primarily as a result of an increase in salaries and employee benefits expense relating to expenses associated with the 2007 Equity Incentive Plan, the narrowing of the net interest margin and a decrease in the sales of securities available-for-sale.

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

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$37,721	$355	3.79%	$42,792	$474	4.49%
Loans:
Residential real estate loans	168,837	2,421	5.77%	159,561	2,203	5.60%
Commercial real estate loans	141,042	2,291	6.53%	141,129	2,305	6.62%
Consumer loans	26,976	426	6.35%	24,961	416	6.76%
Commercial loans	45,859	730	6.40%	43,281	803	7.52%

Loans, net	382,714	5,868	6.17%	368,932	5,727	6.30%
Other	14,498	138	3.83%	13,912	186	5.42%

Total interest-earning assets	434,933	6,361	5.88%	425,636	6,387	6.09%

Noninterest-earning assets	26,488			27,798

Total assets	$461,421			$453,434

Interest-bearing liabilities:
Deposits:
Money market accounts	$36,864	$243	2.65%	$38,655	$228	2.39%
Savings accounts (2)	40,480	76	0.76%	45,864	120	1.06%
NOW accounts	14,224	15	0.42%	16,057	13	0.33%
Certificates of deposit	204,353	2,313	4.55%	195,362	2,267	4.71%

Total interest-bearing deposits	295,921	2,647	3.60%	295,938	2,628	3.60%
FHLB advances	17,751	158	3.58%	15,136	145	3.89%
Securities sold under agreement to repurchase	17,055	90	2.12%	10,856	72	2.69%
Other borrowings	45	1	7.68%	96	2	8.45%

Total interest-bearing borrowings	34,851	249	2.87%	26,088	219	3.40%

Total interest-bearing liabilities	330,772	2,896	3.52%	322,026	2,847	3.59%

Demand deposits	26,686			21,852
Other noninterest-bearing liabilities	704			401

Total liabilities	358,162			344,279
Total stockholders’ equity	103,259			109,155

Total liabilities and stockholders’ equity	$461,421			$453,434

Net interest-earning assets	$104,161			$103,610

Tax equivalent net interest income/interest rate spread (3)		3,465	2.36%		3,540	2.50%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.20%			3.37%

Ratio of interest-earning assets to interest-bearing liabilities			131.49%			132.17%

Less: tax equivalent adjustment (1)		(39)			(12)

Net interest income as reported on statement of operations		$3,426			$3,528

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of income.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Three Months Ended March 31, 2008 compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$(51)	$(69)	$(120)
Loans:
Residential real estate loans	144	74	218
Commercial real estate loans	—	(14)	(14)
Consumer loans	35	(25)	10
Commercial loans	49	(122)	(73)

Total loans	228	(87)	141
Other	8	(56)	(48)

Total interest-earning assets	$185	$(212)	$(27)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(11)	$26	$15
Savings accounts (2)	(13)	(31)	(44)
NOW accounts	(2)	4	2
Certificates of deposit	115	(69)	46

Total deposits	89	(70)	19
FHLB advances	25	(12)	13
Securities sold under agreement to repurchase	35	(17)	18
Other borrowings	(1)	—	(1)

Total interest-bearing borrowings	59	(29)	30

Total interest-bearing liabilities	148	(99)	49

Increase (decrease) in net interest income (3)	$37	$(113)	$(76)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of income.

Net interest income decreased $102,000, or 2.9%, to $3.4 million for the three months ended March 31, 2008 compared to $3.5 million for the same period in 2007, mainly driven by growth in average interest-bearing liabilities. Net interest margin decreased 17 basis points to 3.20% for the three months ended March 31, 2008 from the comparable period in 2007 primarily due to a decrease in the yield on assets of 21 basis points resulting from the decreasing rate environment. The decrease was partially offset by the decrease of 7 basis points in the cost of funds.

Interest and dividend income, on a tax equivalent basis, declined $26,000, or 0.4%, to $6.4 million for the three months ended March 31, 2008 compared to $6.4 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $434.9 million for the three months ended March 31, 2008 compared to $425.6 million for the same period last year, an increase of $9.3 million, or 2.2%. Average loans increased $13.9 million, or 3.7%, primarily due to strong originations. Average investment securities declined $5.1 million, or 11.9%, principally reflecting maturities of agencies. The yield on average interest-earning assets decreased 21 basis points to 5.88% for the three months ended March 31, 2008, principally as a result of lower market rates of interest. The lower interest rate environment led to an increase in the levels of loan prepayment and refinancing volume.

Total interest expense increased $49,000, or 1.7%, to $2.9 million for the three months ended March 31, 2008 from $2.8 million for the same period in 2007, resulting primarily from increased average interest-bearing liabilities. Average interest-bearing liabilities increased $8.7 million, or 2.7%, to $330.8 million for the three months ended March 31, 2008 from $322.0 million for the comparable period in 2007 reflecting an increase in interest-bearing borrowings and a slight decrease in deposits. Rates paid on average interest-bearing liabilities declined 7 basis points to 3.52% for the first quarter of 2008, largely reflecting the lower market interest rates. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2008 was $10,000 compared to $101,000 for the same period in 2007. The decrease in provision for loan losses was due to a decrease in construction loans. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in one-to-four family real estate loans and consumer loans which carry less risk than the commercial loan portfolio. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income decreased $170,000, or 23.5%, to $553,000 for the first quarter of 2008 compared to $723,000 for the same period in 2007. Fee income increased $115,000, or 26.8%, to $544,000 in the first quarter of 2008 from $429,000 for the comparable period in 2007 reflecting an increase in deposit account transaction fee income. NOW account fees totaled $164,000 for the three months ended March 31, 2008 compared to $89,000 in the first quarter of 2007, an increase of $75,000, or 84.6%, mainly resulting from new customers gained as a result of successful business development efforts. The gain on sales of available-for-sale securities decreased $281,000 to $15,000 due to market conditions.

Non-interest Expenses

Non-interest expenses increased $407,000, or 12.4%, to $3.7 million for the three months ended March 31, 2008 compared to $3.3 million in the first quarter of 2007. The increase is primarily attributable to employee benefits expense which increased $402,000, or 22.1%, to $2.2 million for the first quarter of 2008 reflecting increased benefit costs associated with the Bank’s ESOP and the Company’s Equity Incentive Plan.

Income Taxes

The Company’s income tax expense decreased $221,000, or 72.5%, to $84,000 for the first quarter of 2008 compared to $305,000 in the first quarter of 2007. The Company’s combined federal and state effective tax rate was 30.9%, down slightly from 35.5% for the same period in 2007.

Explanation of Use of Non-GAAP Financial Measurements

We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax exempt securities to a tax equivalent amount may be considered to include financial information that is not in compliance with U.S. generally accepted accounting principles (GAAP). A reconciliation from GAAP to non-GAAP is provided below.

	Three Months Ended March 31,
	2008		2007
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$316	3.37%	$462	4.38%
Tax equivalent adjustment (1)	39		12

Investment securities (tax equivalent basis)	$355	3.79%	$474	4.49%

Net interest income (non-tax adjustment)	$3,426		$3,528
Tax equivalent adjustment (1)	39		12

Net interest income (tax equivalent basis)	$3,465		$3,540

Interest rate spread (no tax adjustment)		2.33%		2.48%
Net interest margin (no tax adjustment)		3.17%		3.36%

(1)	The tax equivalent adjustment is based on a combine federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $33.7 million. Total securities classified as available-for-sale were $7.3 million at March 31, 2008. In addition, at March 31, 2008, we had the ability to borrow a total of approximately $111.8 million from the Federal Home Loan Bank of Boston. On March 31, 2008, we had $27.1 million of borrowings outstanding.

At March 31, 2008, we had $51.2 million in loan commitments outstanding, which consisted of $13.8 million of commercial loan commitments, $9.6 million of mortgage loan commitments, $15.3 million in unadvanced construction loan commitments, $8.7 million in unused home equity lines of credit and $3.8 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2008 totaled $141.2 million, or 69.3%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at March 31, 2008.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2008 and December 31, 2007 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2008
Total Capital to Risk Weighted Assets
Company	$103,586	27.2%	$36,912	8.0%	N/A	N/A
Bank	$82,789	21.8%	$30,376	8.0%	$37,969	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$100,513	26.4%	$15,241	4.0%	N/A	N/A
Bank	$79,716	21.0%	$15,188	4.0%	$22,782	6.0%
Tier 1 Capital to Average Assets
Company	$100,513	21.8%	$18,456	4.0%	N/A	N/A
Bank	$79,716	17.3%	$18,403	4.0%	$23,003	5.0%

As of December 31, 2007:
Total Capital to Risk Weighted Assets
Company	$107,281	28.6%	$30,001	8.0%	N/A	N/A
Bank	$82,391	22.0%	$29,896	8.0%	$37,369	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$104,042	27.7%	$15,000	4.0%	N/A	N/A
Bank	$79,152	21.2%	$14,948	4.0%	$22,422	6.0%

Tier 1 Capital to Average Assets
Company	$104,042	22.7%	$18,305	4.0%	N/A	N/A
Bank	$79,152	17.4%	$18,220	4.0%	$22,775	5.0%

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

For the three month periods ended March 31, 2008 and March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at March 31, 2008 through March 31, 2009.

	Net Interest Income
Increase (Decrease) in Market interest Rates (Rate Shock)	$ Amount	$ Change	% Change
(Dollars In Thousands)
300 bp	$12,942	$(537)	-4.0%
200	$13,184	$(295)	-2.2%
100	$13,282	$(197)	-1.5%
—	$13,479	—	—
(100)	$13,557	$78	0.6%
(200)	$13,859	$380	2.8%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At March 31, 2008, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On August 16, 2007, the Company announced that its Board of Directors authorized a stock repurchase program (the “First Stock Repurchase Program”) for the purchase of up to 371,968 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The First Stock Repurchase Program was completed on February 27, 2008.

On March 4, 2008, the Company announced that its Board of Directors authorized a second stock repurchase program (the “Second Stock Repurchase Program”) for the purchase of up to 353,370 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Repurchases under the Second Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Incorporated, based upon parameters of a Rule 10b5-1 repurchase plan. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the first quarter of 2008 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2008	—	$—	—	216,968
February 1 - 29, 2008	216,968	12.94	216,968	—
March 1 - 31, 2008	100,000	13.10	100,000	253,370

Total	316,968	$12.99	316,968

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: May 8, 2008	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: May 8, 2008	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer (principal financial and chief accounting officer)