Form 10-Q
period 2008-06-30
CHICOPEE BANCORP, INC.
filed 2008-08-07
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐    No  ☒

As of July 31, 2008, there were 6,787,400 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$7,273	$5,226
Short-term investments	1,312	9,229
Federal funds sold	19,705	9,066

Total cash and cash equivalents	28,290	23,521
Securities available-for-sale, at fair value	7,170	7,864
Securities held-to-maturity, at cost (fair value $43,487 and $27,069 at June 30, 2008 and December 31, 2007, respectively)	43,742	27,324
Federal Home Loan Bank stock, at cost	3,645	1,583
Loans, net of allowance for loan losses ($3,325 at June 30, 2008 and $3,076 at December 31, 2007)	408,376	379,868
Cash surrender value of life insurance	11,909	11,675
Premises and equipment, net	7,996	7,033
Accrued interest and dividend receivable	1,507	1,752
Deferred income tax asset	2,136	1,911
Other assets	710	925

Total assets	$515,481	$463,456

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing	$29,421	$27,167
Interest-bearing	292,497	297,804

Total deposits	321,918	324,971
Securities sold under agreements to repurchase	27,316	14,179
Advances from Federal Home Loan Bank	66,415	17,774
Mortgagors’ escrow accounts	1,038	1,103
Accrued expenses and other liabilities	278	1,130

Total liabilities	416,965	359,157

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at June 30, 2008 and December 31, 2007)	72,479	72,479
Treasury stock, at cost (651,968 shares at June 30, 2008 and 155,000 shares at December 31, 2007)	(8,626)	(2,108)
Additional paid-in-capital	848	573
Unearned compensation (restricted stock awards)	(3,527)	(3,940)
Unearned compensation (Employee Stock Ownership Plan)	(5,208)	(5,356)
Retained earnings	42,734	42,417
Accumulated other comprehensive income (loss)	(184)	234

Total stockholders’ equity	98,516	104,299

Total liabilities and stockholders’ equity	$515,481	$463,456

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans, including fees	$5,912	$5,889	$11,781	$11,616
Interest and dividends on securities	347	515	663	975
Other interest-earning assets	36	219	173	407

Total interest and dividend income	6,295	6,623	12,617	12,998

Interest expense:
Deposits	2,251	2,724	4,897	5,352
Securities sold under agreements to repurchase	90	77	180	149
Other borrowed funds	311	145	470	292

Total interest expense	2,652	2,946	5,547	5,793

Net interest income	3,643	3,677	7,070	7,205
Provision for loan losses	262	113	272	214

Net interest income, after provision for loan losses	3,381	3,564	6,798	6,991

Non-interest income:
Service charges, fees and commissions	579	503	1,122	932
Loan sales and servicing, net of amortization	(1)	—	(7)	(2)
Net gain on sales of securities available-for-sale	100	293	115	588

Total non-interest income	678	796	1,230	1,518

Non-interest expenses:
Salaries and employee benefits	2,361	1,975	4,582	3,794
Occupancy expenses	278	260	567	551
Furniture and equipment	231	237	464	466
Data processing	208	181	413	364
Stationery, supplies and postage	96	86	193	179
Other non-interest expense	709	723	1,361	1,398

Total non-interest expenses	3,883	3,462	7,580	6,752

Income before income taxes	176	898	448	1,757
Income tax expense	48	308	131	613

Net income	$128	$590	$317	$1,144

Earnings per share:
Basic	$0.02	$0.09	$0.05	$0.17
Diluted	$0.02	$0.09	$0.05	$0.17
Adjusted weighted average shares outstanding:
Basic	6,029,026	6,881,194	6,173,161	6,881,194
Diluted	6,070,240	6,881,194	6,208,951	6,881,194

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

Comprehensive loss:
Net income	—	—	—	—	—	317	—	317
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	(418)	(418)

Total comprehensive loss								(101)

Treasury stock purchased (496,968 shares)	—	(6,518)	—	—	—	—	—	(6,518)
Change in unearned compensation	—	—	275	413	148	—	—	836

Balance at June 30, 2008	$72,479	$(8,626)	$848	$(3,527)	$(5,208)	$42,734	$(184)	$98,516

Balance at December 31, 2006	$72,479	$—	$144	$—	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income	—	—	—	—	—	1,144	—	1,144
Change in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	(89)	(89)

Total comprehensive income								1,055

Change in unearned compensation	—	—	81	—	149	—	—	230

Balance at June 30, 2007	$72,479	$—	$225	$—	$(5,505)	$41,961	$571	$109,731

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$317	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446	358
Provision for loan losses	272	214
Increase in cash surrender value of life insurance	(234)	(238)
Realized gains on investment securities, net	(115)	(588)
Realized losses on disposal of property and equipment	1	4
Decrease in other assets	215	301
Decrease in accrued interest receivable	245	48
Decrease in other liabilities	(852)	(234)
Change in unearned compensation	836	230

Net cash provided by operating activities	1,131	1,239

Cash flows from investing activities:
Additions to premises and equipment	(1,337)	(138)
Loan originations and principal collections, net	(28,780)	(7,516)
Proceeds from sales of securities available-for-sale	1,719	2,590
Purchases of securities available-for-sale	(3,616)	(2,484)
Purchases of securities held-to-maturity	(176,204)	(40,628)
Maturities of securities held-to-maturity	159,714	42,262

Net cash used by investing activities	(48,504)	(5,914)

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,053)	17,163
Net increase in securities sold under agreements to repurchase	13,137	1,998
Proceeds from long-term FHLB advances	15,000	—
Payments on long-term FHLB advances	(1,359)	(1,153)
Net decrease in other short-term borrowings	35,000	—
Stock purchased for treasury	(6,518)	—
Net decrease in escrow funds held	(65)	(17)

Net cash provided by financing activities	52,142	17,991

Net increase in cash and cash equivalents	4,769	13,316
Cash and cash equivalents at beginning of period	23,521	11,528

Cash and cash equivalents at end of period	$28,290	$24,844

Supplemental cash flow information:
Interest paid on deposits	$4,897	$5,352
Interest paid on borrowings	650	441
Income taxes paid	775	533

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2008 and 2007

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of June 30, 2008 and for the periods ended June 30, 2008 and 2007 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The results for the three and six month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (in thousands)	$128	$590	$317	$1,144

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(577,133)	—	(432,998)	—
Less: average number of unallocated ESOP shares	(535,635)	(558,174)	(535,635)	(558,174)
Less: average number of nonvested restricted stock awards	(297,574)	—	(297,574)	—

Adjusted weighted average number of common shares outstanding	6,029,026	6,881,194	6,173,161	6,881,194
Plus: dilutive nonvested restricted stock awards	41,214	—	35,790	—

Weighted average number of diluted shares outstanding	6,070,240	6,881,194	6,208,951	6,881,194

Net income per share:
Basic	$0.02	$0.09	$0.05	$0.17
Diluted	$0.02	$0.09	$0.05	$0.17

There were 666,667 stock options that were not included in the diluted earnings per share for the three and six months ended June 30, 2008 because their effect is anti-dilutive.

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

A summary of options under the Plan as of June 30, 2008, and changes during the six months then ended, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	693,267	$14.29	9.50
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	26,600	14.29	9.33

Outstanding at June 30, 2008	666,667	$14.29	9.00	$—

Exercisable at June 30, 2008	—	$—	—	$—

For the six months ended June 30, 2008, share based compensation expense applicable to the plan was $261,000 and the related tax benefit was $91,000. No options have vested as of June 30, 2008 and no options were granted prior to July 1, 2007. As of June 30, 2008, unrecognized stock-based compensation expense related to nonvested options amounted to $2.1 million. This amount is expected to be recognized over a period of 4 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $419,000 and $146,000 of related tax benefit in the six months ended June 30, 2008. No stock awards have vested as of June 30, 2008 and no stock awards were granted prior to July 1, 2007. As of June 30, 2008, unrecognized stock-based compensation expense related to nonvested restricted stock awards is expected to be recognized over a period of 4 years.

A summary of the status of the Company’s stock awards as of June 30, 2008, and changes during the six months ended June 30, 2008, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2007	297,574	$14.29
Granted	—	—
Vested	—	—
Forfeited	4,136	14.29

Balance at June 30, 2008	293,438	$14.29

4.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. The Company does not hold derivative instruments as of June 30, 2008. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the Securities and Exchange Commissions approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect implementation of SFAS No. 162 to have a material impact on the financial statements of the Company.

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Net income	$128	$590
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(132)	486
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(100)	(293)
Tax effect	81	(67)

Other comprehensive income (loss), net of tax	(151)	126

Total comprehensive income (loss)	$(23)	$716

	Six Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Net income	$317	$1,144
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(527)	451
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(115)	(588)
Tax effect	224	48

Other comprehensive loss, net of tax	(418)	(89)

Total comprehensive income (loss)	$(101)	$1,055

6.	Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association.

As of January 31, 2007, the Company terminated the Pension Plan. As of June 30, 2008, the Bank had an accrued liability of $781,000, which will be equitably distributed upon receipt of a favorable determination letter from the Internal Revenue Service to all eligible employees who were active when the plan terminated.

The components of the net periodic benefit cost are:

	Three Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Service cost	$—	$—
Interest cost	51	72
Amortization of transition obligation	—	—
Expected return on assets	(51)	(72)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%	5.75%

	Six Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Service cost	$—	$—
Interest cost	102	143
Amortization of transition obligation	—	—
Expected return on assets	(102)	(143)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%	5.75%

7.	Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury Notes and U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale	$7,170	$7,170	$—	$—

Total assets	$7,170	$7,170	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2008.

	Fair Value Measurements Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$190	$—	$190	$—

Total assets	$190	$—	$190	$—

In accordance with the provisions for SFAS No. 114, a valuation reserve of $100,000 as of June 30, 2008 and December 31, 2007 was included in the allowance for loan losses, for the above impaired loans. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2008 and 2007, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At June 30, 2008, we operated out of our main office and six offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

The Company’s assets grew $52.0 million, or 11.2%, to $515.5 million at June 30, 2008 compared to $463.5 million at December 31, 2007, primarily as a result of an increase in federal funds sold of $10.6 million, loans of $28.5 million, as well as securities held-to-maturity of $16.4 million. The increase in federal funds sold was primarily due to the timing of FHLB advances and an $8.0 million deposit at month end. Total net loans increased to $408.4 million from $379.9 million as of December 31, 2007, with one-to-four family loans increasing $6.2 million, or 3.9%, commercial business loans increasing $9.0 million, or 19.7%, and commercial real estate loans increasing $10.6 million, or 10.3%. Held-to-maturity securities increased to $43.7 million from $27.3 million as of December 31, 2007, due to the increase of purchases of these types of securities.

The balance sheet expansion was funded by increases in advances from the Federal Home Loan Bank of $48.6 million and securities sold under agreements to repurchase of $13.1 million. Total deposits at June 30, 2008 were $321.9 million compared to $325.0 million at December 31, 2007. During the period demand deposits and money market accounts increased $2.3 million and $7.6 million, respectively. Certificates of deposit balances decreased $11.1 million, or 5.3%, to $196.9 million at June 30, 2008 due to the decreasing interest rate environment.

Total stockholders’ equity decreased $5.8 million, or 5.5%, to $98.5 million at June 30, 2008 from December 31, 2007, resulting mainly from the purchase of 496,968 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $6.5 million. Partially offsetting the decrease was net income during the period.

Lending Activities

At June 30, 2008, the Company’s net loan portfolio was $408.4 million, or 79.2% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	June 30, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$160,467	39.1%	$154,299	40.4%
Multi-family	11,220	2.7%	11,674	3.0%
Commercial	113,656	27.7%	103,051	27.0%
Construction	40,991	10.0%	40,394	10.6%

Total real estate loans	326,334	79.5%	309,418	81.0%

Consumer loans:
Home equity	7,912	1.9%	6,882	1.8%
Second mortgages	17,956	4.3%	15,938	4.2%
Other	3,687	0.9%	3,995	1.0%

Total consumer loans	29,555	7.1%	26,815	7.0%

Commercial loans	54,847	13.4%	45,815	12.0%

Total loans	410,736	100.0%	382,048	100.0%

Undisbursed portion of loans in process	—		—
Net deferred loan origination costs	965		896
Allowance for loan losses	(3,325)		(3,076)

Loans, net	$408,376		$379,868

The Company’s net loan portfolio increased $28.5 million, or 7.5%, during the first six months of 2008 primarily due to increases in the Company’s residential real estate, commercial real estate and commercial business loan portfolios.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	June 30, 2008	December 31, 2007
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$1,579	$779
Construction	—	167
Commercial	196	63
Consumer	61	5

Total	1,836	1,014
Real estate owned, net	—	—

Total nonperforming assets	$1,836	$1,014

Total nonperforming loans as a percentage of total loans (1) (2)	0.45%	0.27%
Total nonperforming assets as a percentage of total assets (2)	0.36%	0.22%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.

(2)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Nonaccrual loans increased $822,000 or 81.1% to $1.8 million as of June 30, 2008 compared to $1.0 million as of December 31, 2007. The increase was primarily due to six residential real estate loans, which have an aggregate value of $804,000. Management believes that the value of the properties based on recent independent appraisals will be sufficient to cover the principal balance of each of these loans.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Six Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Allowance for loan losses at beginning of period, December 31	$3,076	$2,908
Charged-off loans:
Real estate	—	24
Commercial	—	2
Consumer	31	18

Total charged-off loans	31	44

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	—	1
Consumer	8	—

Total recoveries	8	1

Net loan charge-offs	23	43
Provision for loan losses	272	214

Allowance for loan losses, end of period	$3,325	$3,079

Net loan charge-offs to average loans, net	0.01%	0.02%
Allowance for loan losses to total loans (1)	0.81%	0.82%
Allowance for loan losses to nonperforming loans (2)	181.10%	603.73%
Recoveries to charge-offs	25.81%	2.27%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At June 30, 2008, the Company’s investment securities portfolio amounted to $51.2 million, or 10% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	June 30, 2008		December 31, 2007
	Amortized ¹ Cost	Fair ¹ Value	Amortized Cost	Fair Value
		(Dollars In Thousands)
Securities available-for-sale:
Marketable equity securities	$7,453	$7,170	$7,504	$7,864

Total equity securities	7,453	7,170	7,504	7,864

Securities held-to-maturity:
Debt securities of U.S. government sponsored enterprises	32,996	32,997	16,496	16,500
Corporate and industrial revenue bonds	4,277	4,277	4,303	4,303
Collateralized mortgage obligations	6,469	6,213	6,525	6,266

Total securities held-to-maturity	43,742	43,487	27,324	27,069

Total	$51,195	$50,657	$34,828	$34,933

¹	Does not include investments in FHLB-Boston stock totaling $3.6 million at June 30, 2008 and $1.6 million at December 31, 2007.

Fair market value of securities available-for-sale decreased $694,000, or 8.8%, to $7.2 million at June 30, 2008 primarily due to market conditions. Held-to-maturity securities increased $16.4 million, or 60.1%, to $43.7 million due to collateral requirements for increased repurchase agreement balances.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated.

	June 30, 2008		December 31, 2007
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$29,421	9.14%	$27,167	8.36%
NOW accounts	14,515	4.51%	14,628	4.50%
Passbook accounts	37,904	11.77%	39,630	12.19%
Money market deposit accounts	43,133	13.40%	35,542	10.94%
Certificates of deposit	196,945	61.18%	208,004	64.01%

Total deposits	$321,918	100.00%	$324,971	100.00%

Deposits decreased $3.1 million to $321.9 million at June 30, 2008 from $325.0 million at December 31, 2007. The growth in demand deposit and money market deposit accounts reflects the increase in commercial relationships and the success of sales and marketing efforts. Certificates of deposit balances decreased $11.1 million, or 5.3%, to $196.9 million at June 30, 2008 largely due to the decreasing rate environment.

Borrowings

The following sets forth information concerning our borrowings for the period indicated.

	June 30, 2008	December 31, 2007
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$66,415	$17,774
Securities sold under agreements to repurchase	38,557	17,937
Other borrowings	50	100
Average advances outstanding during the period:
FHLB Advances	$30,153	$14,515
Securities sold under agreements to repurchase	20,954	13,240
Other borrowings	39	77
Weighted average interest rate during the period:
FHLB Advances	3.12%	3.90%
Securities sold under agreements to repurchase	1.73%	2.60%
Other borrowings	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	$66,415	$17,774
Securities sold under agreements to repurchase	27,316	14,179
Other borrowings	27	54
Weighted average interest rate at end of period:
FHLB Advances	2.87%	4.03%
Securities sold under agreements to repurchase	1.25%	2.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General

Net income decreased $462,000, to $128,000 for the quarter ended June 30, 2008 compared to $590,000 for the same quarter last year. The decrease in net income for the three months ended June 30, 2008 is primarily due to the increase in salaries and employee benefits expense of $386,000 relating to expenses associated with the Equity Incentive Plan. In addition, the decrease in net income resulted from an increase in the provision for loan losses of $149,000 due to loan growth, the narrowing of the net interest margin, and a decrease in the sales of securities available-for-sale of $193,000.

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

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$54,837	$386	2.83%	$45,071	$528	4.70%
Loans:
Residential real estate loans	172,765	2,438	5.68%	163,133	2,118	5.21%
Commercial real estate loans	146,796	2,329	6.38%	139,316	2,513	7.24%
Consumer loans	28,572	417	5.87%	25,780	434	6.75%
Commercial loans	50,586	728	5.79%	44,195	824	7.48%

Loans, net	398,719	5,912	5.96%	372,424	5,889	6.34%
Other	6,034	36	2.40%	15,036	219	5.84%

Total interest-earning assets	459,590	6,334	5.54%	432,531	6,636	6.15%

Noninterest-earning assets	27,248			27,147

Total assets	$486,838			$459,678

Interest-bearing liabilities:
Deposits:
Money market accounts	$39,674	$185	1.88%	$36,823	$257	2.80%
Savings accounts (2)	39,670	69	0.70%	45,533	130	1.15%
NOW accounts	14,600	15	0.41%	16,150	16	0.40%
Certificates of deposit	197,093	1,982	4.04%	197,314	2,321	4.72%

Total interest-bearing deposits	291,037	2,251	3.11%	295,820	2,724	3.69%
FHLB advances	42,556	310	2.93%	14,688	143	3.91%
Securities sold under agreement to repurchase	24,854	90	1.46%	12,384	77	2.49%
Other borrowings	32	1	7.00%	84	2	7.00%

Total interest-bearing borrowings	67,442	401	2.39%	27,156	222	3.28%

Total interest-bearing liabilities	358,479	2,652	2.98%	322,976	2,946	3.66%

Demand deposits	28,154			26,802
Other noninterest-bearing liabilities	283			441

Total liabilities	386,916			350,219
Total stockholders’ equity	99,922			109,459

Total liabilities and stockholders’ equity	$486,838			$459,678

Net interest-earning assets	$101,111			$109,555

Tax equivalent net interest income/interest rate spread (3)		3,682	2.56%		3,690	2.49%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.22%			3.42%

Ratio of interest-earning assets to interest-bearing liabilities			128.21%			133.92%

Less: tax equivalent adjustment (1)		(39)			(13)

Net interest income as reported on statement of operations		$3,643			$3,677

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of income.

(2)	Savings accounts include mortgagors’ escrow deposits.

(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Three Months Ended June 30, 2008 compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$255	$(397)	$(142)
Loans:
Residential real estate loans	127	193	320
Commercial real estate loans	316	(500)	(184)
Consumer loans	43	(60)	(17)
Commercial loans	110	(206)	(96)

Total loans	596	(573)	23
Other	(92)	(91)	(183)

Total interest-earning assets	$759	$(1,061)	$(302)

Interest-bearing liabilities:
Deposits:
Money market accounts	$19	$(91)	$(72)
Savings accounts (2)	(15)	(46)	(61)
NOW accounts	(2)	1	(1)
Certificates of deposit	(3)	(336)	(339)

Total deposits	(1)	(472)	(473)
FHLB advances	211	(44)	167
Securities sold under agreement to repurchase	54	(41)	13
Other borrowings	(2)	1	(1)

Total interest-bearing borrowings	263	(84)	179

Total interest-bearing liabilities	262	(556)	(294)

Increase (decrease) in net interest income (3)	$497	$(505)	$(8)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of income.

Net interest income, on a tax equivalent basis, decreased $8,000, or .22%, to $3.7 million for the three months ended June 30, 2008, mainly driven by a decline in interest income from investment securities and other interest-earning assets resulting from the declining interest rate environment. Net interest margin decreased 20 basis points to 3.22% for the three months ended June 30, 2008 from the comparable period in 2007 primarily due to a decrease in the yield on assets of 61 basis points. The decrease was offset by the decrease of 68 basis points in the cost of funds.

Interest and dividend income, on a tax equivalent basis, declined $302,000, or 4.6%, to $6.3 million for the three months ended June 30, 2008 compared to $6.6 million for the same period last year. Average interest-earning assets totaled $459.6 million for the three months ended June 30, 2008 compared to $432.5 million for the same period last year, an increase of $27.1 million, or 6.3%. Average loans increased $26.3 million, or 7.1%, primarily due to strong originations. Average investment securities increased $9.8 million for the period, but average investment securities interest income declined $142.0 million, or 26.9%, due to falling interest rates. The yield on average interest-earning assets decreased 61 basis points to 5.54% for the three months ended June 30, 2008, principally as a result of lower market rates of interest.

Total interest expense decreased $294,000, or 9.9%, to $2.7 million for the three months ended June 30, 2008 from $2.9 million for the same period in 2007, resulting primarily from the decreasing interest rate environment. Average interest-bearing liabilities increased $35.5 million, or 11.0%, to $358.5 million for the three months ended June 30, 2008 from $323.0 million for the comparable period in 2007, reflecting an increase in interest-bearing borrowings. Rates paid on average interest-bearing liabilities declined 68 basis points to 2.98% for the second quarter of 2008, largely reflecting the lower market interest rates. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2008 was $262,000 compared to $113,000 for the same period in 2007. The increase in the provision for loan losses was primarily due to the increase in total loans, in particular the increases in commercial real estate and commercial business loans, which generally are riskier than residential real estate loans.

Non-interest Income

Total non-interest income decreased $118,000, or 14.8%, to $678,000 for the second quarter of 2008 compared to $796,000 for the same period in 2007, due to the decrease in sales of available-for-sale securities. The gain on sales of available-for-sale securities decreased $193,000 to $100,000 due to market conditions. This gain was partially offset by fee income, which increased $76,000, or 15.1%, to $579,000 in the second quarter of 2008 from $503,000 for the comparable period in 2007, primarily due to the increase in NSF fees of $92,000 and decrease of BOLI income of $25,000.

Non-interest Expenses

Non-interest expenses increased $421,000, or 12.2%, to $3.9 million for the three months ended June 30, 2008 compared to $3.5 million in the second quarter of 2007. The increase is primarily attributable to employee benefits expense which increased $386,000, or 19.5%, to $2.4 million for the second quarter of 2008 reflecting increased benefit costs associated with the Company’s Equity Incentive Plan.

Income Taxes

The Company’s income tax expense decreased $260,000, or 84.4%, to $48,000 for the second quarter of 2008 compared to $308,000 in the second quarter of 2007. The Company’s combined federal and state effective tax rate was 27.3%, reflecting the decrease in taxable income for the three months ended June 30, 2008, compared to 34.3% for the same period in 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General

Net income decreased $827,000, or 72.3%, to $317,000 for the six months ended June 30, 2008 compared to $1.1 million for the same period last year. The decrease in net income for the first six months of 2008 was primarily due to the increase in salaries and employee benefits expense of $788,000, relating to expenses associated with the Equity Incentive Plan of $644,000.

Analysis of Net Interest Income

The following table sets forth average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the periods indicated. The average yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. The yields and costs are annualized. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$46,280	$741	3.21%	$43,938	$1,000	4.59%
Loans:
Residential real estate loans	170,801	4,859	5.71%	161,358	4,322	5.40%
Commercial real estate loans	143,919	4,620	6.44%	140,217	4,817	6.93%
Consumer loans	27,774	844	6.09%	25,373	850	6.76%
Commercial loans	48,222	1,458	6.06%	43,741	1,627	7.50%

Loans, net	390,716	11,781	6.05%	370,689	11,616	6.32%
Other	10,267	174	3.40%	14,478	407	5.67%

Total interest-earning assets	447,263	12,696	5.69%	429,105	13,023	6.12%

Noninterest-earning assets	26,867			27,468

Total assets	$474,130			$456,573

Interest-bearing liabilities:
Deposits:
Money market accounts	$38,269	$428	2.24%	$37,734	$485	2.59%
Savings accounts (2)	40,075	145	0.73%	45,697	251	1.11%
NOW accounts	14,412	30	0.42%	16,104	29	0.36%
Certificates of deposit	200,723	4,294	4.29%	196,343	4,587	4.71%

Total interest-bearing deposits	293,479	4,897	3.35%	295,878	5,352	3.65%
FHLB advances	30,153	468	3.11%	14,911	289	3.91%
Securities sold under agreement to repurchase	20,954	180	1.72%	11,624	149	2.58%
Other borrowings	39	2	7.00%	90	3	7.00%

Total interest-bearing borrowings	51,146	650	2.55%	26,625	441	3.34%

Total interest-bearing liabilities	344,625	5,547	3.23%	322,503	5,793	3.62%

Demand deposits	27,420			24,343
Other noninterest-bearing liabilities	494			419

Total liabilities	372,539			347,265
Total stockholders’ equity	101,591			109,308

Total liabilities and stockholders’ equity	$474,130			$456,573

Net interest-earning assets	$102,638			$106,602

Tax equivalent net interest income/interest rate spread (3)		7,149	2.46%		7,230	2.50%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.21%			3.40%

Ratio of interest-earning assets to interest-bearing liabilities			129.78%			133.05%

Less: tax equivalent adjustment (1)		(79)			(25)

Net interest income as reported on statement of operations		$7,070			$7,205

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of income.

(2)	Savings accounts include mortgagors’ escrow deposits.

(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Six Months Ended June 30, 2008 compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$49	$(308)	$(259)
Loans:
Residential real estate loans	273	264	537
Commercial real estate loans	133	(330)	(197)
Consumer loans	80	(86)	(6)
Commercial loans	163	(332)	(169)

Total loans	649	(484)	165
Other	(98)	(135)	(233)

Total interest-earning assets	$600	$(927)	$(327)

Interest-bearing liabilities:
Deposits:
Money market accounts	$7	$(64)	$(57)
Savings accounts (2)	(28)	(78)	(106)
NOW accounts	(3)	4	1
Certificates of deposit	106	(399)	(293)

Total deposits	82	(537)	(455)
FHLB advances	248	(69)	179
Securities sold under agreement to repurchase	92	(61)	31
Other borrowings	(3)	2	(1)

Total interest-bearing borrowings	337	(128)	209

Total interest-bearing liabilities	419	(665)	(246)

Increase (decrease) in net interest income (3)	$181	$(262)	$(81)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of income.

Net interest income, on a tax equivalent basis, decreased $81,000, or 1.1%, to $7.1 million for the six months ended June 30, 2008 compared to $7.2 million for the same period in 2007, mainly driven by the decreasing interest rate environment. Net interest margin declined 19 basis points to 3.21% for the six months ended June 30, 2008 from the comparable period in 2007 primarily due to a decrease in the yield on assets of 43 basis points, which was partially offset by the decrease of 39 basis points in the cost of funds.

Total interest and dividend income, on a tax equivalent basis, declined $327,000, or 2.5%, to $12.7 million for the six months ended June 30, 2008 compared to $13.0 million for the same period last year. Average interest-earning assets totaled $447.3 million for the six months ended June 30, 2008 compared to $429.1 million for the same period last year, an increase of $18.2 million, or 4.2%. Average loans increased $20.0 million, or 5.4%, primarily due to strong originations activity. Average investment securities increased $2.3 million, or 5.3%, but average investment security interest income declined by $259,000 due to falling interest rates. The yield on average interest-earning assets declined 43 basis points to 5.69% for the six months ended June 30, 2008, principally as a result of lower market rates of interest. In addition, a portion of the Company’s existing interest-sensitive assets repriced to lower rates.

Total interest expense decreased $246,000, or 4.2%, to $5.5 million for the six months ended June 30, 2008 from $5.8 million for the same period in 2007, resulting primarily from decreased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities decreased 39 basis points to 3.23% for the six months ended June 30, 2008, largely reflecting lower market interest rates. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $22.1 million, or 6.9%, to $344.6 million for the six months ended June 30, 2008 from $322.5 million for the comparable period in 2007, reflecting growth in interest-bearing borrowings.

Provision for Loan Losses

The provision for loan losses increased $58,000 to $272,000 in the six months ended June 30, 2008 from $214,000 for the same period in 2007 primarily due to increased balances of commercial real estate loans and commercial loans since December 31, 2007. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income decreased $288,000, or 18.9%, to $1.2 million for the six months ended June 30, 2008 compared to $1.5 million for the same period in 2007, due to the decrease in sales of available-for-sale securities. Net gain on sales of available-for-sale securities decreased $473,000 to $115,000 for the first six months of 2008 due to market conditions. Partially offsetting this decrease is the increase in fee income of $190,000, or 20.4%, to $1.1 million in the six months ended June 30, 2008 from $932,000 for the comparable period in 2007, primarily due to the increase in NSF fees of 167,000.

Non-interest Expenses

Non-interest expenses increased $828,000, or 12.3%, to $7.6 million for the six months ended June 30, 2008 compared to $6.8 million in the same period in 2007. The increase is primarily attributable to salaries and employee benefits expense, which increased $788,000, or 20.8%, to $4.6 million for the first six months of 2008 reflecting increased benefit costs associated with the Company’s Equity Incentive Plan.

Income Taxes

The Company’s income tax expense decreased $482,000, or 78.6%, to $131,000 for the six months ended June 30, 2008 compared to $613,000 for the same period in 2007. The Company’s combined federal and state effective tax rate was 29.24%, reflecting the decrease in taxable income for the six months ended June 30, 2008, compared to 34.9% for the same period in 2007.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$347	2.55%	$515	4.59%	$662	2.87%	$975	4.48%
Tax equivalent adjustment (1)	39		13		79		25

Investment securities (tax equivalent basis)	$386	2.83%	$528	4.70%	$741	3.21%	$1,000	4.59%

Net interest income (non-tax adjustment)	$3,643		$3,677		$7,070		$7,205
Tax equivalent adjustment (1)	39		13		79		25

Net interest income (tax equivalent basis)	$3,682		$3,690		$7,149		$7,230

Interest rate spread (no tax adjustment)		2.53%		2.48%		2.43%		2.49%
Net interest margin (no tax adjustment)		3.19%		3.41%		3.17%		3.39%

(1)	The tax equivalent adjustment is based on a combine federal and state tax rate of 41% for all periods presented.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $28.3 million. Total securities classified as available-for-sale were $7.2 million at June 30, 2008. In addition, at June 30, 2008, we had the ability to borrow a total of approximately $108.2 million from the Federal Home Loan Bank of Boston. On June 30, 2008, we had $66.4 million of borrowings outstanding.

At June 30, 2008, we had $77.1 million in loan commitments outstanding, which consisted of $15.1 million of commercial loan commitments, $10.2 million of mortgage loan commitments, $10.9 million in unadvanced construction loan commitments, $9.3 million in unused home equity lines of credit, $28.7 million in commercial lines of credit, and $2.9 million in letters of credit. Certificates of deposit due within one year of June 30, 2008 totaled $135.6 million, or 68.8%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at June 30, 2008.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2008 and December 31, 2007 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2008
Total Capital to Risk Weighted Assets
Company	$102,009	25.1%	$38,946	8.0%	N/A	N/A
Bank	$83,456	20.6%	$32,363	8.0%	$40,453	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$98,684	24.3%	$16,235	4.0%	N/A	N/A
Bank	$80,131	19.8%	$16,181	4.0%	$24,272	6.0%
Tier 1 Capital to Average Assets
Company	$98,684	20.3%	$19,473	4.0%	N/A	N/A
Bank	$80,131	16.5%	$19,420	4.0%	$24,274	5.0%
As of December 31, 2007:
Total Capital to Risk Weighted Assets
Company	$107,281	28.6%	$30,001	8.0%	N/A	N/A
Bank	$82,391	22.0%	$29,896	8.0%	$37,369	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$104,042	27.7%	$15,000	4.0%	N/A	N/A
Bank	$79,152	21.2%	$14,948	4.0%	$22,422	6.0%
Tier 1 Capital to Average Assets
Company	$104,042	22.7%	$18,305	4.0%	N/A	N/A
Bank	$79,152	17.4%	$18,220	4.0%	$22,775	5.0%

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

For the three month periods ended June 30, 2008 and June 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at June 30, 2008 through June 30, 2009.

Increase (Decrease) in Market Interest Rates (Rate Shock)		Net Interest Income
		$ Amount	$ Change	% Change
(Dollars In Thousands)
300	bp	$12,240	($958)	-7.3%
200		$12,957	($241)	-1.8%
100		$13,555	$357	2.7%
—		$13,198	—	—
(100)		$13,390	$192	1.5%
(200)		$13,326	$128	1.0%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At June 30, 2008, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On March 4, 2008, the Company announced that its Board of Directors authorized a second stock repurchase program (the “Second Stock Repurchase Program”) for the purchase of up to 353,370 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. Repurchases under the Second Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Incorporated, based upon parameters of a Rule 10b5-1 repurchase plan. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the second quarter of 2008 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 31, 2008	100,000	$13.30	100,000	153,370
May 1 - 31, 2008	55,000	13.30	55,000	98,370
June 1 - 30, 2008	25,000	13.55	25,000	73,370

Total	180,000	$13.35	180,000

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

a.	An annual meeting to shareholders of the Company was held on May 28, 2008 (the “Annual Meeting”).

b.	Not applicable.

c.	The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.	Election of directors.

Director Nominees Elected For Three-Year Term:	For	Withheld
Arthur F. DuBois	5,393,945	94,579
William J. Giokas	5,426,502	62,022
Edmund J. Mekal	5,396,192	92,332
John P. Moylan	5,408,146	80,378
Gregg F. Orlen	5,409,828	78,696
Judith T. Tremble	5,427,474	61,050

Director Nominees Elected For Two-Year Term:	For	Withheld
Francine Jasinski Hayward	5,425,529	62,995

2.	The ratification of the appointment of Berry, Dunn, McNeil & Parker as an independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.

For	Against	Abstain
5,479,089	1,335	8,100

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: August 6, 2008	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: August 6, 2008	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and chief accounting officer)