Form 10-Q
period 2008-09-30
CHICOPEE BANCORP, INC.
filed 2008-11-07
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 6,496,753 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$9,404	$5,226
Short-term investments	1,159	9,229
Federal funds sold	35,044	9,066

Total cash and cash equivalents	45,607	23,521
Securities available-for-sale, at fair value	6,709	7,864
Securities held-to-maturity, at cost (fair value $46,974 and $27,069 at September 30, 2008 and December 31, 2007, respectively)	47,129	27,324
Federal Home Loan Bank stock, at cost	4,306	1,583
Loans, net of allowance for loan losses ($3,349 at September 30, 2008 and $3,076 at December 31, 2007)	410,145	379,868
Cash surrender value of life insurance	12,026	11,675
Premises and equipment, net	8,665	7,033
Accrued interest and dividend receivable	1,562	1,752
Deferred income tax asset	2,104	1,911
Other assets	1,617	925

Total assets	$539,870	$463,456

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing	$33,971	$27,167
Interest-bearing	323,606	297,804

Total deposits	357,577	324,971

Securities sold under agreements to repurchase	28,204	14,179
Advances from Federal Home Loan Bank	56,497	17,774
Mortgagors’ escrow accounts	1,498	1,103
Accrued expenses and other liabilities	1,396	1,130

Total liabilities	445,172	359,157

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at September 30, 2008 and December 31, 2007)	72,479	72,479
Treasury stock, at cost (937,115 shares at September 30, 2008 and 155,000 shares at December 31, 2007)	(12,410)	(2,108)
Additional paid-in-capital	1,002	573
Unearned compensation (restricted stock awards)	(3,317)	(3,940)
Unearned compensation (Employee Stock Ownership Plan)	(5,133)	(5,356)
Retained earnings	42,577	42,417
Accumulated other comprehensive income (loss)	(500)	234

Total stockholders’ equity	94,698	104,299

Total liabilities and stockholders’ equity	$539,870	$463,456

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans, including fees	$6,058	$5,926	$17,839	$17,542
Interest and dividends on securities	389	500	1,051	1,475
Other interest-earning assets	94	126	268	532

Total interest and dividend income	6,541	6,552	19,158	19,549

Interest expense:
Deposits	2,285	2,778	7,182	8,130
Securities sold under agreements to repurchase	86	93	266	242
Other borrowed funds	541	139	1,011	430

Total interest expense	2,912	3,010	8,459	8,802

Net interest income	3,629	3,542	10,699	10,747
Provision for loan losses	34	—	306	214

Net interest income, after provision for loan losses	3,595	3,542	10,393	10,533

Non-interest income:
Service charges, fees and commissions	605	446	1,727	1,378
Loan sales and servicing, net of amortization	(4)	(2)	(12)	(4)
Net gain (loss) on sales of securities available-for-sale	(148)	126	(33)	714

Total non-interest income	453	570	1,682	2,088

Non-interest expenses:
Salaries and employee benefits	2,350	2,250	6,932	6,044
Occupancy expenses	261	227	828	777
Furniture and equipment	242	241	706	707
Data processing	250	189	662	553
Stationery, supplies and postage	93	78	286	256
Other non-interest expense	790	679	2,151	2,078

Total non-interest expenses	3,986	3,664	11,565	10,415

Income before income taxes	62	448	510	2,206
Income tax expense	218	100	350	713

Net income (loss)	$(156)	$348	$160	$1,493

Earnings (loss) per share: (1)
Basic	$(0.03)	$0.05	$0.03	$0.23
Diluted	$(0.03)	$0.05	$0.03	$0.23

Adjusted weighted average shares outstanding:
Basic	5,867,288	6,573,685	6,095,376	6,575,486
Diluted	5,867,288	6,577,656	6,200,480	6,580,718

(1)	The basic and diluted net loss per share for the quarter ended September 30, 2008 are equal. Common stock equivalents are excluded from the computation of diluted net loss per share for this period since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

Comprehensive loss:
Net income						160		160
Change in net unrealized gain on securities available-for-sale, net of tax							(734)	(734)

Total comprehensive loss								(574)

Treasury stock purchased (782,115 shares)		(10,302)						(10,302)
Change in unearned compensation:
Stock option expense			362					362
Restricted stock award expense				623				623
Common stock held by ESOP committed to be released			67		223			290

Balance at September 30, 2008	$72,479	$(12,410)	$1,002	$(3,317)	$(5,133)	$42,577	$(500)	$94,698

Balance at December 31, 2006	$72,479	$—	$144	$—	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income						1,493		1,493
Change in net unrealized gain on securities available-for-sale, net of tax							(107)	(107)

Total comprehensive income								1,386

Purchase of common stock for funding of restricted stock awards				(4,365)				(4,365)
Treasury stock purchased (25,000 shares)		(347)						(347)
Change in unearned compensation:
Stock option expense			145					145
Restricted stock award expense				213				213
Common stock held by ESOP committed to be released			112		223			335

Balance at September 30, 2007	$72,479	$(347)	$401	$(4,152)	$(5,431)	$42,310	$553	$105,813

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$160	$1,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	589
Provision for loan losses	306	214
Decrease in deferred income taxes	200	—
Increase in cash surrender value of life insurance	(351)	(356)
Realized loss (gain) on investment securities, net	33	(714)
Realized losses on disposal of property and equipment	1	4
Decrease (increase) in other assets	(693)	113
Decrease (increase) in accrued interest receivable	190	(188)
Increase (decrease) in other liabilities	265	(126)
Change in unearned compensation	1,275	693

Net cash provided by operating activities	2,049	1,722

Cash flows from investing activities:
Additions to premises and equipment	(2,211)	(374)
Loan originations and principal collections, net	(30,583)	(6,383)
Proceeds from sales of securities available-for-sale	2,530	4,094
Purchases of securities available-for-sale	(5,258)	(4,021)
Purchases of securities held-to-maturity	(257,884)	(65,588)
Maturities of securities held-to-maturity	237,995	67,073

Net cash used by investing activities	(55,411)	(5,199)

Cash flows from financing activities:
Net increase in deposits	32,606	12,530
Net increase in securities sold under agreements to repurchase	14,025	5,225
Proceeds from long-term FHLB advances	25,000	—
Payments on long-term FHLB advances	(2,278)	(1,811)
Proceeds from short-term borrowings	16,000	—
Stock purchased for treasury	(10,301)	(347)
Stock purchased for restricted awards	—	(4,365)
Net increase in escrow funds held	396	408

Net cash provided by financing activities	75,448	11,640

Net increase in cash and cash equivalents	22,086	8,163

Cash and cash equivalents at beginning of period	23,521	11,528

Cash and cash equivalents at end of period	$45,607	$19,691

Supplemental cash flow information:
Interest paid on deposits	$7,182	$8,130
Interest paid on borrowings	1,277	672
Income taxes paid	819	815

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2008 and 2007

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of September 30, 2008 and for the periods ended September 30, 2008 and 2007 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) (in thousands)	$(156)	$348	$160	$1,493

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(784,131)	(2,717)	(525,870)	(916)
Less: average number of unallocated ESOP shares	(535,635)	(565,392)	(535,635)	(565,392)
Less: average number of nonvested restricted stock awards	(252,314)	(297,574)	(282,487)	(297,574)

Adjusted weighted average number of common shares outstanding	5,867,288	6,573,685	6,095,376	6,575,486
Plus: dilutive nonvested restricted stock awards	—	3,971	105,104	5,232

Weighted average number of diluted shares outstanding	5,867,288	6,577,656	6,200,480	6,580,718

Net income (loss) per share:
Basic	$(0.03)	$0.05	$0.03	$0.23
Diluted	$(0.03)	$0.05	$0.03	$0.23

There were 666,667 stock options for the three and nine months ended September 30, 2008 and 56,855 nonvested restricted stock awards for the three months ended September 30, 2008, that were excluded from the diluted earnings per share because their effect is anti-dilutive.

3.	Equity Incentive Plan

Stock Options

Under the Company’s 2007 Equity Incentive Plan (the “Plan”), the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period is five years from the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the nine months ended September 30, 2007:

Expected dividend yield	2.00%
Expected term	6.5 years
Expected volatility	23.00%
Risk-free interest rate	5.08%

A summary of options under the Plan as of September 30, 2008, and changes during the nine months then ended, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	693,267	$14.29	9.50
Granted	—	—	—
Exercised	—	—	—	$—

Forfeited or expired	26,600	14.29	9.33

Outstanding at September 30, 2008	666,667	$14.29	8.75	$—

Exercisable at September 30, 2008	133,333	$14.29	8.75	$—

The weighted-average grant-date fair value of options granted during 2007 was $3.92. For the nine months ended September 30, 2008, share based compensation expense applicable to the Plan was $362,000 and the related tax benefit was $83,000. No options had vested as of December 31, 2007 and no options were granted prior to July 1, 2007. As of September 30, 2008, unrecognized stock-based compensation expense related to nonvested options amounted to $2.0 million. This amount is expected to be recognized over a period of 4 years.

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards granted during 2007 was $14.29. The Company recorded compensation cost related to stock awards of approximately $623,000 and $225,000 of related tax benefit in the nine months ended September 30, 2008. Stock awards with a fair value of $765,000 have vested during the nine months ended September 30, 2008 and no stock awards vested as of December 31, 2007. As of September 30, 2008, unrecognized stock-based compensation expense related to nonvested restricted stock awards amounted to $2.3 million. This amount is expected to be recognized over a period of 4 years.

A summary of the status of the Company’s stock awards as of September 30, 2008, and changes during the nine months ended September 30, 2008, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2007	297,574	$14.29
Granted	—	—
Vested	58,688	14.29
Forfeited	4,136	14.29

Balance at September 30, 2008	234,750	$14.29

4.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amended Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. The Company does not hold derivative instruments as of September 30, 2008. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect implementation of SFAS No. 162 to have a material impact on the financial statements of the Company.

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30,
	2008	2007
	(Dollars In Thousands)
Net income (loss)	$(156)	$348
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(633)	98
Reclassification adjustment for (gain) loss on sale of available-for-sale securities included in net income (loss)	148	(126)
Tax effect	169	10

Other comprehensive loss, net of tax	(316)	(18)

Total comprehensive income (loss)	$(472)	$330

	Nine Months Ended September 30,
	2008	2007
	(Dollars In Thousands)
Net income	$160	$1,493
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(1,160)	549
Reclassification adjustment for (gain) loss on sale of available-for-sale securities included in net income	33	(714)
Tax effect	393	58

Other comprehensive loss, net of tax	(734)	(107)

Total comprehensive income (loss)	$(574)	$1,386

6.	Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association.

As of January 31, 2007, the Company terminated the Pension Plan. As of September 30, 2008, the Bank had no accrued liability. All funds from the Plan were distributed on July 16, 2008 to all eligible employees who were active when the plan terminated.

The components of the net periodic benefit cost are:

	Three Months Ended September 30,
	2008	2007
	(Dollars In Thousands)
Service cost	$—	$—
Interest cost	30	72
Amortization of transition obligation	—	—
Expected return on assets	(30)	(72)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%	5.75%

	Nine Months Ended September 30,
	2008	2007
	(Dollars In Thousands)
Service cost	$—	$—
Interest cost	113	215
Amortization of transition obligation	—	—
Expected return on assets	(113)	(215)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%	5.75%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%	5.75%

7.	Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles.

The Company did not adopt SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value:

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

Level 2 – Valuations for assets and liabilities with inputs that are observable either directly or indirectly for substantially the full term or valuations obtained from third party pricing services based on quoted market prices for comparable assets or liabilities. Level 2 also includes assets and liabilities traded in inactive markets.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale	$6,709	$6,709	$—	$—

Total assets	$6,709	$6,709	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2008.

	Fair Value Measurements Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$190	$—	$190	$—

Total assets	$190	$—	$190	$—

In accordance with the provisions for SFAS No. 114, a valuation reserve of $100,000 as of September 30, 2008 and December 31, 2007 was included in the allowance for loan losses, for the above impaired loans. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

8.	Income Tax Expense

Income tax expense is greater than expected, using the Company’s statutory tax rate for the three and nine months ended September 30, 2008, primarily because of a valuation allowance of $200,000 that was recorded in September 2008 based on tax benefits expected to be realized from the Company’s Charitable Foundation contribution carry-forward. The Company’s deferred tax valuation allowance was $1.2 million at September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2008 and 2007, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At September 30, 2008, we operated out of our main office and nine offices in Chicopee, West Springfield and Ludlow, Massachusetts.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

The Company’s assets grew $76.4 million, or 16.5%, to $539.9 million at September 30, 2008 compared to $463.5 million at December 31, 2007, primarily as a result of an increase in federal funds sold of $26.0 million, loans of $30.3 million, as well as securities held-to-maturity of $19.8 million. The increase in federal funds sold was primarily due to the increase in deposits of $32.6 million. Total net loans increased to $410.1 million from $379.9 million as of December 31, 2007, with one-to-four family loans increasing $10.3 million, or 6.7%, commercial business loans increasing $5.7 million, or 12.5%, and commercial real estate loans increasing $11.3 million, or 11.0%. Held-to-maturity securities increased to $47.1 million from $27.3 million as of December 31, 2007, due to the increase of purchases of these types of securities.

The balance sheet expansion was funded by increases in advances from the Federal Home Loan Bank of $38.7 million and securities sold under agreements to repurchase of $14.0 million. Total deposits at September 30, 2008 were $357.6 million compared to $325.0 million at December 31, 2007. During the period demand deposits and money market accounts increased $6.8 million and $24.6 million, respectively. Certificates of deposit balances increased $2.2 million, or 1.1%, to $210.2 million at September 30, 2008. The increase in deposits is due in part to an influx of new deposits relating to customers deposit insurance concerns given the current state of the economy. As a Massachusetts state chartered bank, the Bank’s deposit balances are insured by both the Federal Deposit Insurance Corporation (“FDIC”) and the Depositors Insurance Fund (“DIF”). All deposits in excess of FDIC deposit limits are insured in full by the DIF.

Total stockholders’ equity decreased $9.6 million, or 9.2%, to $94.7 million at September 30, 2008 from December 31, 2007, resulting mainly from the purchase of 782,115 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $10.3 million. Partially offsetting the decrease was net income during the period.

Lending Activities

At September 30, 2008, the Company’s net loan portfolio was $410.1 million, or 76.0% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	164,648	39.9%	$154,299	40.4%
Multi-family	11,380	2.8%	11,674	3.0%
Commercial	114,387	27.7%	103,051	27.0%
Construction	39,873	9.7%	40,394	10.6%

Total real estate loans	330,288	80.1%	309,418	81.0%

Consumer loans:
Home equity	8,639	2.1%	6,882	1.8%
Second mortgages	18,158	4.4%	15,938	4.2%
Other	3,897	0.9%	3,995	1.0%

Total consumer loans	30,694	7.4%	26,815	7.0%

Commercial loans	51,527	12.5%	45,815	12.0%

Total loans	412,509	100.0%	382,048	100.0%

Undisbursed portion of loans in process	—		—
Net deferred loan origination costs	985		896
Allowance for loan losses	(3,349)		(3,076)

Loans, net	$410,145		$379,868

The Company’s net loan portfolio increased $30.3 million, or 8.0%, during the first nine months of 2008 primarily due to the Company’s well established referral network comprised of highly satisfied customers and a solid professional reference foundation.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	September 30, 2008	December 31, 2007
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$2,355	$779
Construction	93	167
Commercial	230	63
Consumer	47	5

Total	2,725	1,014
Real estate owned, net	—	—

Total nonperforming assets	$2,725	$1,014

Total nonperforming loans as a percentage of total loans (1) (2)	0.66%	0.27%
Total nonperforming assets as a percentage of total assets (2)	0.50%	0.22%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming assets consist of nonperforming loans and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Nonaccrual loans increased $1.7 million or 168.7% to $2.7 million as of September 30, 2008 compared to $1.0 million as of December 31, 2007. The increase was due primarily to the increase in nonperforming residential loans of $1.6 million. The value of the properties, based on recent appraisals, is $2.5 million, which is sufficient to cover the principal balance of each of these loans.

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

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectability of the Bank’s loans and it is reasonably possible that actual loss experience in the near term may differ from the amounts reflected in this report.

The allowance for loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectability of specific loans when determining the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and the volume of the loan portfolio, historic loss experience, amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by the allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Bank’s historical loss experience, industry trends, and the impact of the local and regional economy on the Bank’s borrowers, were considered by management in determining the allowance for loan losses.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,
	2008	2007
	(Dollars In Thousands)
Allowance for loan losses at beginning of period, December 31	$3,076	$2,908

Charged-off loans:
Real estate	—	24
Commercial	—	3
Consumer	51	18

Total charged-off loans	51	45

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	—	2
Consumer	18	—

Total recoveries	18	2

Net loan charge-offs	33	43
Provision for loan losses	306	214

Allowance for loan losses, end of period	$3,349	$3,079

Net loan charge-offs to average loans, net	0.01%	0.02%
Allowance for loan losses to total loans (1)	0.81%	0.81%
Allowance for loan losses to nonperforming loans (2)	122.90%	131.13%
Recoveries to charge-offs	35.29%	4.44%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At September 30, 2008, the Company’s investment securities portfolio amounted to $53.8 million, or 10.0% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	September 30, 2008		December 31, 2007
	Amortized [1] Cost	Fair [1] Value	Amortized [1] Cost	Fair [1] Value
	(Dollars In Thousands)
Securities available-for-sale:
Marketable equity securities	$7,476	$6,709	$7,504	$7,864

Total equity securities	7,476	6,709	7,504	7,864

Securities held-to-maturity:
Debt securities of U.S. government sponsored enterprises	36,408	36,422	16,496	16,500
Corporate and industrial revenue bonds	4,277	4,277	4,303	4,303
Collateralized mortgage obligations	6,444	6,275	6,525	6,266

Total securities held-to-maturity	47,129	46,974	27,324	27,069

Total	$54,605	$53,683	$34,828	$34,933

[1]	Does not include investments in FHLB-Boston stock totaling $4.3 million at September 30, 2008 and $1.6 million at December 31, 2007.

Fair market value of securities available-for-sale decreased $1.2 million, or 14.7%, to $6.7 million at September 30, 2008 primarily due to declining market conditions. The amortized cost of held-to-maturity securities increased $19.8 million, or 72.5%, to $47.1 million due to collateral requirements for increased repurchase agreement balances.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2008		December 31, 2007
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$33,971	9.50%	$27,167	8.36%
NOW accounts	14,591	4.08%	14,628	4.50%
Passbook accounts	38,686	10.82%	39,630	12.19%
Money market deposit accounts	60,126	16.81%	35,542	10.94%
Certificates of deposit	210,203	58.79%	208,004	64.01%

Total deposits	$357,577	100.00%	$324,971	100.00%

Deposits increased $32.6 million to $357.6 million at September 30, 2008 from $325.0 million at December 31, 2007. The growth in demand deposit and money market deposit accounts reflects the increase in commercial relationships and the success of sales and marketing efforts. Certificates of deposit balances increased $2.2 million, or 1.1%, to $210.2 million at September 30, 2008. The increase in deposits is due in part to an influx of new deposits relating to customers deposit insurance concerns given the current state of the economy. As a Massachusetts state chartered bank, the Bank’s deposit balances are insured by both the FDIC and the DIF. All deposits in excess of FDIC deposit limits are insured in full by the DIF.

Borrowings

The following sets forth information concerning our borrowings for the period indicated.

	September 30, 2008	December 31, 2007
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$71,107	$17,774
Securities sold under agreements to repurchase	38,557	17,937
Other borrowings	50	100
Average advances outstanding during the period:
FHLB Advances	$43,092	$14,515
Securities sold under agreements to repurchase	22,392	13,240
Other borrowings	31	77
Weighted average interest rate during the period:
FHLB Advances	3.13%	3.90%
Securities sold under agreements to repurchase	1.59%	2.60%
Other borrowings	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	$56,497	$17,774
Securities sold under agreements to repurchase	28,204	14,179
Other borrowings	14	54
Weighted average interest rate at end of period:
FHLB Advances	3.31%	4.03%
Securities sold under agreements to repurchase	1.20%	2.50%
Other borrowings	7.00%	7.00%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General

Net income decreased $504,000, to ($156,000) for the quarter ended September 30, 2008 compared to $348,000 for the same quarter last year. The decrease in net income primarily resulted from an additional tax expense of $200,000 to increase the deferred tax valuation allowance, reducing our Charitable Foundation contribution carry-forward to an amount we estimate can be fully utilized. In addition, the decrease in net income for the three months ended September 30, 2008 resulted from a loss on sales of securities available-for-sale of $148,000, compared to a gain of $126,000 for the same period in 2007. Net interest margin compression, due to the falling interest rate environment, also contributed to the decrease in net income. Net interest margin decreased 33 basis points to 2.96% during the three months ended September 30, 2008 compared to 3.29% for the same period in 2007. It should be noted that the Bank did not hold any preferred equities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”).

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

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$58,492	$429	2.92%	$45,142	$544	4.78%
Loans:
Residential real estate loans	175,375	2,434	5.52%	163,407	2,296	5.57%
Commercial real estate loans	153,874	2,418	6.25%	142,930	2,298	6.38%
Consumer loans	30,133	446	5.89%	26,479	451	6.76%
Commercial loans	53,943	760	5.60%	46,393	881	7.53%

Loans, net	413,325	6,058	5.83%	379,209	5,926	6.20%
Other	21,032	94	1.78%	8,656	126	5.78%

Total interest-earning assets	492,849	6,581	5.31%	433,007	6,596	6.04%

Noninterest-earning assets	29,312			26,690

Total assets	$522,161			$459,697

Interest-bearing liabilities:
Deposits:
Money market accounts	$47,724	$259	2.16%	$40,379	$298	2.93%
Savings accounts (2)	39,422	68	0.69%	42,958	110	1.02%
NOW accounts	14,962	14	0.37%	15,286	16	42.00%
Certificates of deposit	200,076	1,944	3.87%	198,302	2,354	4.71%

Total interest-bearing deposits	302,184	2,285	3.01%	296,925	2,778	3.71%
FHLB advances	67,406	541	3.19%	14,024	137	3.88%
Securities sold under agreement to repurchase	25,042	86	1.37%	14,057	93	2.62%
Other borrowings	18	0	0.00%	71	2	7.00%

Total interest-bearing borrowings	92,466	627	2.70%	28,152	232	3.27%

Total interest-bearing liabilities	394,650	2,912	2.93%	325,077	3,010	3.67%

Demand deposits	30,408			26,073
Other noninterest-bearing liabilities	(574)			613

Total liabilities	424,484			351,763
Total stockholders’ equity	97,677			107,934

Total liabilities and stockholders’ equity	$522,161			$459,697

Net interest-earning assets	$98,199			$107,930

Tax equivalent net interest income/interest rate spread (3)		3,669	2.38%		3,586	2.37%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			2.96%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities			124.88%			133.20%

Less: tax equivalent adjustment (1)		(40)			(44)

Net interest income as reported on statement of operations		$3,629			$3,542

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Three Months Ended September 30, 2008 compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$497	$(612)	$(115)
Loans:
Residential real estate loans	230	(92)	138
Commercial real estate loans	313	(193)	120
Consumer loans	57	(62)	(5)
Commercial loans	130	(251)	(121)

Total loans	730	(598)	132
Other	98	(130)	(32)

Total interest-earning assets	$1,325	$(1,340)	$(15)

Interest-bearing liabilities:
Deposits:
Money market accounts	$48	$(87)	$(39)
Savings accounts (2)	(8)	(34)	(42)
NOW accounts	0	(2)	(2)
Certificates of deposit	21	(431)	(410)

Total deposits	61	(554)	(493)
FHLB advances	432	(28)	404
Securities sold under agreement to repurchase	50	(57)	(7)
Other borrowings	0	(2)	(2)

Total interest-bearing borrowings	482	(87)	395

Total interest-bearing liabilities	543	(641)	(98)

Increase (decrease) in net interest income (3)	$782	$(699)	$83

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $83,000, or 2.3%, to $3.7 million for the three months ended September 30, 2008, mainly driven by a decline in interest expense of $98,000 resulting from the declining interest rate environment. Net interest margin decreased 33 basis points to 2.96% for the three months ended September 30, 2008 from the comparable period in 2007, primarily due to the decreasing interest rate environment.

Interest and dividend income, on a tax equivalent basis, declined $15,000, or 0.2%, to $6.6 million for the three months ended September 30, 2008, remaining consistent with the same period last year. Average interest-earning assets totaled $492.8 million for the three months ended September 30, 2008 compared to $433.0 million for the same period last year, an increase of $59.8 million, or 13.8%. Average loans increased $34.1 million, or 9.0%, primarily due to strong originations. Average investment securities increased $13.4 million for the period, but investment securities interest income declined $116,000, or 21.3%, due to falling interest rates. The yield on average interest-earning assets decreased 73 basis points to 5.31% for the three months ended September 30, 2008, principally as a result of lower market rates of interest.

Total interest expense decreased $98,000, or 3.3%, to $2.9 million for the three months ended September 30, 2008 from $3.0 million for the same period in 2007, resulting primarily from the decreasing interest rate environment. Average interest-bearing liabilities increased $69.6 million, or 21.4%, to $394.7 million for the three months ended September 30, 2008 from $325.1 million for the comparable period in 2007, reflecting an increase in interest-bearing borrowings. Rates paid on average interest-bearing liabilities declined 74 basis points to 2.93% for the third quarter of 2008, largely reflecting the lower market interest rates. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2008 was $34,000 compared to $0 for the same period in 2007. The increase in the provision for loan losses was primarily due to the increase in total loans, in particular the increases in commercial real estate and commercial business loans, which generally are riskier than residential real estate loans.

Non-interest Income

Total non-interest income decreased $117,000, or 20.5%, to $453,000 for the third quarter of 2008 compared to $570,000 for the same period in 2007, due to the loss in sales of available-for-sale securities. The loss on sales of securities available-for-sale was $148,000 compared to a gain of $126,000 for the same quarter last year. This loss was partially offset by fee income, which increased $159,000, or 35.7%, to $605,000 in the third quarter of 2008 from $446,000 for the comparable period in 2007, primarily due to the increase in non-sufficient fund fees of $136,000.

Non-interest Expenses

Non-interest expenses increased $322,000, or 8.8%, to $4.0 million for the three months ended September 30, 2008 compared to $3.7 million in the third quarter of 2007. The increase is primarily attributable to the increase in other non-interest expense of $111,000, mainly due to temporarily outsourcing the Bank’s IT and Sarbanes Oxley internal audit functions.

Income Taxes

The Company’s income tax expense increased $118,000, or 118.0%, to $218,000 for the third quarter of 2008 compared to $100,000 in the third quarter of 2007. The increase in income tax for the three months ended September 30, 2008 was primarily due to the increase of $200,000 in the deferred tax valuation allowance relating to our contribution to the Chicopee Savings Bank Charitable Foundation as part of our stock offering. Based on the narrowing of the bank’s net interest margin and current market conditions, management has increased the valuation allowance against the deferred tax benefit of $1.2 million as of September 30, 2008, reducing the tax benefit of our charitable contribution carry-forward to an amount we estimate can be fully utilized.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General

Net income decreased $1.3 million, or 89.3%, to $160,000 for the nine months ended September 30, 2008 compared to $1.5 million for the same period last year. The decrease in net income for the nine months ended September 30, 2008 is primarily due to the loss on sales of securities available-for-sale of $33,000 compared to a gain of $714,000 for the same period last year. Also contributing to the decrease in income is nine months of Equity Incentive Plan expense amounting to $985,000 in 2008 compared to three months of expense amounting to $358,000 in 2007. It should be noted that the Bank did not hold any preferred equities issued by Freddie Mac and Fannie Mae.

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

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$50,380	$1,168	3.10%	$44,344	$1,543	4.65%
Loans:
Residential real estate loans	172,336	7,294	5.65%	162,049	6,618	5.46%
Commercial real estate loans	147,261	7,038	6.38%	141,131	7,114	6.74%
Consumer loans	28,566	1,289	6.03%	25,746	1,301	6.76%
Commercial loans	50,143	2,218	5.91%	44,634	2,509	7.52%

Loans, net	398,306	17,839	5.98%	373,560	17,542	6.28%
Other	13,882	268	2.58%	12,515	532	5.69%

Total interest-earning assets	462,568	19,275	5.57%	430,419	19,617	6.09%

Noninterest-earning assets	27,689			27,207

Total assets	$490,257			$457,626

Interest-bearing liabilities:
Deposits:
Money market accounts	$41,444	$687	2.21%	$38,625	$784	2.71%
Savings accounts (2)	39,855	213	0.71%	44,774	361	1.08%
NOW accounts	14,596	44	0.40%	15,828	45	0.38%
Certificates of deposit	200,506	6,238	4.16%	197,004	6,940	4.71%

Total interest-bearing deposits	296,401	7,182	3.24%	296,231	8,130	3.67%
FHLB advances	42,662	1,009	3.16%	14,612	425	3.89%
Securities sold under agreement to repurchase	22,327	266	1.59%	12,444	242	2.60%
Other borrowings	32	2	8.35%	84	5	7.00%

Total interest-bearing borrowings	65,021	1,277	2.62%	27,140	672	3.31%

Total interest-bearing liabilities	361,422	8,459	3.13%	323,371	8,802	3.64%

Demand deposits	28,424			24,926
Other noninterest-bearing liabilities	134			484

Total liabilities	389,980			348,781
Total stockholders’ equity	100,277			108,845

Total liabilities and stockholders’ equity	$490,257			$457,626

Net interest-earning assets	$101,146			$107,048

Tax equivalent net interest income/interest rate spread (3)		10,816	2.44%		10,815	2.45%

Tax equivalent net interest income as a percentage of interest-earning assets (4)			3.12%			3.36%

Ratio of interest-earning assets to interest-bearing liabilities			127.99%			133.10%

Less: tax equivalent adjustment (1)		(117)			(68)

Net interest income as reported on statement of operations		$10,699			$10,747

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Nine Months Ended September 30, 2008 compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$176	$(551)	$(375)
Loans:
Residential real estate loans	434	242	676
Commercial real estate loans	306	(382)	(76)
Consumer loans	136	(148)	(12)
Commercial loans	293	(584)	(291)

Total loans	1,169	(872)	297
Other	55	(319)	(264)

Total interest-earning assets	$1,400	$(1,742)	$(342)

Interest-bearing liabilities:
Deposits:
Money market accounts	$54	$(151)	$(97)
Savings accounts (2)	(36)	(112)	(148)
NOW accounts	(4)	3	(1)
Certificates of deposit	122	(824)	(702)

Total deposits	136	(1,084)	(948)
FHLB advances	678	(94)	584
Securities sold under agreement to repurchase	142	(118)	24
Other borrowings	0	(3)	(3)

Total interest-bearing borrowings	820	(215)	605

Total interest-bearing liabilities	956	(1,299)	(343)

Increase (decrease) in net interest income (3)	$444	$(443)	$1

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, was $10.8 million for the nine months ended September 30, 2008, remaining consistent with the same period in 2007. Net interest margin declined 24 basis points to 3.12% for the nine months ended September 30, 2008 from the comparable period in 2007, primarily due to the decreasing interest rate environment.

Total interest and dividend income, on a tax equivalent basis, declined $342,000, or 1.7%, to $19.3 million for the nine months ended September 30, 2008 compared to $19.6 million for the same period last year. Average interest-earning assets totaled $462.6 million for the nine months ended September 30, 2008 compared to $430.4 million for the same period last year, an increase of $32.1 million, or 7.5%. Average loans increased $24.7 million, or 6.6%, primarily due to strong originations activity. Average investment securities increased $6.0 million, or 13.6%, but investment security interest income declined by $375,000 due to falling interest rates. The yield on average interest-earning assets declined 52 basis points to 5.57% for the nine months ended September 30, 2008, principally as a result of lower market rates of interest. In addition, a portion of the Company’s existing interest-sensitive assets repriced to lower rates.

Total interest expense decreased $343,000, or 3.9%, to $8.5 million for the nine months ended September 30, 2008 from $8.8 million for the same period in 2007, resulting primarily from decreased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities decreased 51 basis points to 3.13% for the nine months ended September 30, 2008, largely reflecting lower market interest rates. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $38.1 million, or 11.8%, to $361.4 million for the nine months ended September 30, 2008 from $323.4 million for the comparable period in 2007, reflecting growth in interest-bearing borrowings.

Provision for Loan Losses

The provision for loan losses increased $92,000 to $306,000 in the nine months ended September 30, 2008 from $214,000 for the same period in 2007 primarily due to increased balances of commercial real estate loans and commercial loans since December 31, 2007. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income decreased $406,000, or 19.4%, to $1.7 million for the nine months ended September 30, 2008 compared to $2.1 million for the same period in 2007, due to the loss on sales of available-for-sale securities. The loss on sales of securities available-for-sale was ($33,000) compared to a gain of $714,000 for the same period last year. Partially offsetting this loss was the increase in fee income of $349,000, or 25.3%, to $1.7 million in the nine months ended September 30, 2008 from $1.4 million for the comparable period in 2007, primarily due to the increase in non-sufficient fund fees of 271,000.

Non-interest Expenses

Non-interest expenses increased $1.2 million, or 11.0%, to $11.6 million for the nine months ended September 30, 2008 compared to $10.4 million in the same period in 2007. The increase is primarily attributable to salaries and employee benefits expense, which increased $888,000, or 14.7%, to $6.9 million for the first nine months of 2008, reflecting nine months of monthly amortization of the Company’s Equity Incentive Plan expense compared to only three months of expense for the same period in 2007.

Income Taxes

The Company’s income tax expense decreased $363,000, or 50.9%, to $350,000 for the nine months ended September 30, 2008 compared to $713,000 for the same period in 2007. The Company’s combined federal and state effective tax rate was 68.6% for the nine months ended September 30, 2008, compared to 32.3% for the same period in 2007. The increase in the effective tax rate was the result of the increase of $200,000 in the deferred tax valuation allowance in 2008 for the Charitable contribution carry-forward, reflecting the tax benefit at an amount we expect to fully utilize.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$389	2.64%	$500	4.58%	$1,051	2.79%	$1,475	4.47%
Tax equivalent adjustment (1)	40		44		117		68

Investment securities (tax equivalent basis)	$429	2.91%	$544	4.78%	$1,168	3.10%	$1,543	4.65%

Net interest income (non-tax adjustment)	$3,629		$3,542		$10,699		$10,747
Tax equivalent adjustment (1)	40		44		117		68

Net interest income (tax equivalent basis)	$3,669		$3,586		$10,816		$10,815

Interest rate spread (no tax adjustment)		2.34%		2.33%		2.41%		2.43%
Net interest margin (no tax adjustment)		2.93%		3.25%		3.09%		3.34%

(1)	The tax equivalent adjustment is based on a combine federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $45.6 million. Total securities classified as available-for-sale were $6.7 million at September 30, 2008. In addition, at September 30, 2008, we had the ability to borrow a total of approximately $119.6 million from the Federal Home Loan Bank of Boston. On September 30, 2008, we had $56.5 million of borrowings outstanding.

At September 30, 2008, we had $82.1 million in loan commitments outstanding, which consisted of $14.7 million of commercial loan commitments, $10.6 million of mortgage loan commitments, $8.5 million in unadvanced construction loan commitments, $9.4 million in unused home equity lines of credit, $36.1 million in commercial lines of credit, and $2.8 million in letters of credit. Certificates of deposit due within one year of September 30, 2008 totaled $138.5 million, or 65.9%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at September 30, 2008.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2008

Total Capital to Risk Weighted Assets
Company	$98,534	23.8%	$33,136	8.0%	N/A	N/A
Bank	$83,552	20.2%	$33,020	8.0%	$41,274	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,185	23.0%	$16,568	4.0%	N/A	N/A
Bank	$80,203	19.4%	$16,510	4.0%	$24,765	6.0%

Tier 1 Capital to Average Assets
Company	$95,185	18.2%	$20,886	4.0%	N/A	N/A
Bank	$80,203	15.4%	$20,833	4.0%	$26,041	5.0%

As of December 31, 2007

Total Capital to Risk Weighted Assets
Company	$107,281	28.6%	$30,001	8.0%	N/A	N/A
Bank	$82,391	22.0%	$29,896	8.0%	$37,369	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$104,042	27.7%	$15,000	4.0%	N/A	N/A
Bank	$79,152	21.2%	$14,948	4.0%	$22,422	6.0%
Tier 1 Capital to Average Assets
Company	$104,042	22.7%	$18,305	4.0%	N/A	N/A
Bank	$79,152	17.4%	$18,220	4.0%	$22,775	5.0%

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

For the three month periods ended September 30, 2008 and September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at September 30, 2008 through September 30, 2009.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars In Thousands)
300 bp	$13,050	$599	4.8%
200	$13,061	$610	4.9%
100	$12,867	$416	3.3%
—	$12,451	—	—
(100)	$11,778	$(673)	-5.4%
(200)	$11,452	$(999)	-8.0%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At September 30, 2008, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On August 8, 2008, the Company announced that its Board of Directors authorized a third stock repurchase program (the “Third Stock Repurchase Program”) for the purchase of up to 335,000 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase of up to $200,000 shares under the Third Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Sterne, Agee & Leach, Incorporated based upon parameters of a Rule 10b5-1 repurchase plan. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the third quarter of 2008 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2008	17,277	$13.03	17,277	317,723
August 1 - 31, 2008	112,500	13.29	112,500	205,223
September 1 - 30, 2008	82,000	13.25	82,000	123,223

Total	211,777	$13.26	211,777

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: November 6, 2008	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 6, 2008	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)