Form 10-K
period 2008-12-31
CHICOPEE BANCORP, INC.
filed 2009-03-13
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    YES  ☐    NO  ☒

On June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $81,888,977.

The number of shares of Common Stock outstanding as of March 4, 2009 is 6,461,753.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854. The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services, into a broad line of lending products including one- to four-family, multi-family, commercial real estate, commercial business, construction and development and consumer loans, including home equity lines of credit and automobile loans. The Bank generally originates loans for investment. The Bank also purchases one- to four-family residential loans from time to time and invests in mortgage-backed securities and other permissible investments. The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, and investment management. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the Federal Home Loan Bank (the “FHLB”) and proceeds from loan sales.

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

Market Area

The Company is headquartered in Chicopee, Massachusetts. The Company’s primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts. The city of Chicopee is a largely urban city and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 80 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Located in the region known as New England’s knowledge corridor, the Bank benefits from a concentration of more than 120,000 students at 32 higher education institutions. Additional economic support is gained from the presence of large employers such as Westover Air Reserve Base, Bay State Health Systems, the University of Massachusetts at Amherst, Big Y Supermarkets, MassMutual Financial Group, Top-Flite Golf Company, and Dow Jones & Co. Other economic activity is provided by the social service agencies and significant tourist attractions such as the Basketball Hall of Fame and Six Flags New England.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 4.30% of the deposits in Hampden County, which was the 8th largest market share out of the 21 banks and thrifts with offices in Hampden County. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks. There are also 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Banknorth, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The largest segment of our loan portfolio is one- to four-family residential real estate loans. The other significant segments of our loan portfolio are commercial real estate loans, multi-family loans, construction loans, commercial business loans and consumer loans. We originate loans primarily for investment purposes.

One- to Four-Family Loans. At December 31, 2008 approximately 39.4% of our loans were mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

We offer fixed-rate one- to four-family loans with terms between 10 and 30 years. Management establishes the loan interest rates based on market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75 percentage points above the one-year constant maturity Treasury index. The maximum amount by which the interest rate on our adjustable-rate mortgage loans may be increased or decreased is generally 2 percentage points per adjustment period and the lifetime interest rate cap is generally 6 percentage points over the initial interest rate of the loan. We also offer adjustable-rate mortgage loans that adjust every three years after an initial three-year fixed period and adjustable-rate mortgage loans that adjust every five years after an initial six-year fixed period. Interest rates and payments on these adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% and 2.50% above the three- and five-year constant maturity Treasury index, respectively.

Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates by periodically repricing. However, upward adjustment of interest rates is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents. In addition, adjustable rate mortgage loans may increase credit risk because, as interest rates increase, interest payments on adjustable rate loans increase, which increases the potential for defaults by our borrowers. See “Loan Underwriting Risks” below. At December 31, 2008, $120.8 million, or 73.2%, of our one- to four-family residential loans contractually due after December 31, 2009 had adjustable rates of interest.

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

In an effort to provide financing for first-time buyers, we offer 30-year fixed-rate residential mortgage loans through the Massachusetts Housing Finance Agency (MHFA) First Time Home Buyer Program. In addition, we offer adjustable-rate mortgage loans to municipal employees through the Massachusetts Housing Finance Agency Municipal Employee Mortgage Program. We offer mortgage loans through these programs to qualified individuals and originate the loans using underwriting guidelines as set forth by MHFA.

Commercial Real Estate and Multi-Family Loans. The second largest segment of our loan portfolio is fixed- and adjustable-rate mortgage loans secured by commercial real estate and multi-family real estate. Our commercial real estate and multi-family loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. We intend to continue to grow our commercial real estate loan portfolio. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family loans for terms up to 20 years. Interest rates and payments on our adjustable-rate loans adjust every one to ten years and generally are adjusted to a rate equal to 2.0% to 3.0% above the corresponding U.S. Treasury rate or FHLB rate. Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2008, our largest multi-family real estate loan was for $1.6 million and was secured by two commercial apartment buildings located in Springfield, Massachusetts. At December 31, 2008, our largest commercial real estate loan was for $5.0 million and was secured by a Walgreens in Worcester, MA. Both of these loans were performing according to their original terms at December 31, 2008.

At December 31, 2008, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $18.0 million and $12.3 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2008, we had twelve land loans totaling $1.4 million.

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

At December 31, 2008, our largest outstanding residential construction loan was for $594,000, of which $534,000 was outstanding. At December 31, 2008, our largest outstanding commercial construction loan was for a $5.0 million, of which $4.5 million was outstanding. This loan is for the development of an assisted-care facility. These loans were performing in accordance with their original terms at December 31, 2008.

Commercial Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial loans.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value. See “Loan Underwriting Risks” below.

At December 31, 2008, our largest commercial term loan was a $2.8 million loan secured by real estate in West Springfield, Massachusetts. Our largest commercial relationship at December 31, 2008 was $13.3 million. This relationship included a commercial line of credit loan for $10.0 million, of which $2.8 million was outstanding at December 31, 2008. All of these loans are secured by assets of the borrower and were performing according to their original terms at December 31, 2008.

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

Commercial Real Estate and Multi-Family Loans. Loans secured by commercial real estate and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial real estate and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and/or tax returns on commercial real estate and multi-family loans. In reaching a decision on whether to make a commercial real estate and multi-family loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x; however, this ratio can be lower depending on the amount and type of collateral. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

Loan Originations, Purchases, and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television, on the radio and in newspapers that are widely circulated in Hampden and Hampshire Counties, both in Massachusetts. Accordingly, because our rates are competitive, we attract loans from throughout Hampden and Hampshire Counties. We occasionally purchase participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to the Massachusetts Housing Finance Agency and Freddie Mac with loan servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2008, our general regulatory limit on loans to one borrower was $15.9 million. At December 31, 2008, our general internal limit on loans to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee. On December 31, 2008, our largest lending relationship, as approved by the executive committee, was a $15.1 million commercial real estate loan relationship, secured by assets of the borrower. The loans that comprise this relationship were performing in accordance with their original terms at December 31, 2008.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2008.

At December 31, 2008, our investment portfolio consisted primarily of short-term U.S. Government and government sponsored enterprise securities, U.S treasury securities, investment-grade marketable equity securities, collateralized mortgage obligations, and investment-grade corporate and industrial revenue bonds.

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

Our Treasurer is responsible for ensuring that the investment policy is followed and that all securities are considered prudent for investment. The Treasurer is authorized to execute transactions up to $3.0 million. All transactions exceeding $3.0 million, up to $4.0 million maximum, must also be approved by the President and Chief Executive Officer.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2008, $24.3 million, or 7.3% of our total deposits, were municipal deposits. At December 31, 2008, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be at the middle end of the market for rates on all types of deposit products depending on our needs for funds and rates on borrowings.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2008, 2007 and 2006, we received fees of $396,000, $356,000 and $217,000, respectively, through our relationship with Linsco/Private Ledger.

Subsidiary Activities

Chicopee Bancorp, Inc. has two wholly-owned subsidiaries: Chicopee Savings Bank and Chicopee Funding Corporation.

Chicopee Funding Corporation. Chicopee Funding Corporation was incorporated in Massachusetts in 2006. Chicopee Funding Corporation was formed to lend funds of $5.95 million to the Chicopee Savings Bank Employee Stock Ownership Plan Trust, which was used to purchase 8%, or 595,149 shares, of the common stock issued in the Company’s initial public offering.

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2008, CSB Colts had total assets of $5.2 million consisting primarily of industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2008 was $237,000. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2008, CSB Investment had total assets of $20.0 million consisting primarily of U.S. Government and government sponsored enterprise securities, marketable equity securities, and collateralized mortgage obligations. CSB Investment’s net income for the year ended December 31, 2008 was $415,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned. Cabot Realty is currently active and at December 31, 2008, had total assets of $499,000 consisting of cash and cash equivalents of $230,000 and other real estate owned of $269,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2008 had total assets of $17,000.

Personnel

As of December 31, 2008, we had approximately 129 full-time employees and 8 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

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

U.S. Treasury’s TARP Capital Purchase Program. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which provides the United States Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock (or, in the case of S-Corporations, investment in debt securities) by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. Participation in the program is not automatic and is subject to approval by the Treasury. Chicopee Savings Bank has elected not to participate in the CPP.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

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

Insurance of Deposit Accounts

Deposit Insurance Fund. Chicopee Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). Deposit accounts in Chicopee Savings Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Emergency Economic Stabilization Act of 2008 increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, as a Massachusetts-chartered savings bank, Chicopee Savings Bank is required to be member of the Massachusetts Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to its required level of 1.15 percent within five years. On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing an emergency special assessment of 20 basis points on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The cost of this special assessment is anticipated to be up to approximately $640,000. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. While the interim rule imposing the special assessment is final, the FDIC has indicated a willingness to decrease the special assessment under certain circumstances concerning the overall financial health of the insurance fund. No determination has been made to date to decrease the amount of the special assessment.

The Emergency Economic Stabilization Act of 2008 (“EESA”), temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. Additionally, the FDIC has implemented a temporary program to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2009. The FDIC implemented the Temporary Liquidity Guarantee Program (“TLG Program”) on November 21, 2008. The TLG Program guarantees newly issued senior secured debt of banks, thrifts and certain holding companies. Although the Company had no outstanding debt guaranteed under the TLG program at December 31, 2008, the Company is eligible to issue guaranteed debt under the TLG program.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of Chicopee Savings Bank’s deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. On February 10, 2009, the FDIC stated that the June 30, 2009 deadline for issuing guaranteed debt would be extended to October 31, 2009, for an additional premium. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. Chicopee Savings Bank has opted not to participate in this component of the TLGP.

The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. Because Chicopee Savings Bank’s deposits in excess of FDIC limits are already insured under the Massachusetts Depositors Insurance Fund, Chicopee Savings Bank has opted not to participate in this component of the TLGP.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System

Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks as of July 31, 2008. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $4.3 million.

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

Executive Officers of the Registrant

Name	Principal Position
William J. Wagner	President and Chief Executive Officer of Chicopee Bancorp and Chicopee Savings Bank

W. Guy Ormsby	Executive Vice President, Chief Financial Officer and Treasurer of Chicopee Bancorp and Executive Vice President and Treasurer of Chicopee Savings Bank

Maria J.C. Aigner	Senior Vice President of Chicopee Bancorp and Senior Vice President, Human Resources, of Chicopee Savings Bank

Alzira C. Costa	Senior Vice President of Chicopee Bancorp and Senior Vice President, Operations and Security, of Chicopee Savings Bank

Russell J. Omer	Executive Vice President of Chicopee Bancorp and Senior Vice President, Lending, of Chicopee Savings Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her position for at least the last five years. Ages presented are as of December 31, 2008.

Maria J.C. Aigner has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Human Resources, of Chicopee Savings Bank since December 2004. Previously, Ms. Aigner served as Vice President, Human Resources. Ms. Aigner is the cousin of Alzira C. Costa, Senior Vice President, Operations and Security, of Chicopee Savings Bank. Age 53.

Alzira C. Costa has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Operations and Security, of Chicopee Savings Bank since 1987. Ms. Costa is the cousin of Maria J.C. Aigner, Senior Vice President, Human Resources. Age 61.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 58.

Item 1A.	Risk Factors.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks. At December 31, 2008, our loan portfolio consisted of $114.9 million, or 27.5%, of commercial real estate loans, $54.3 million, or 13.0%, of commercial business loans and $41.6 million, or 10.0%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We intend to continue to build market share in Hampden County, Massachusetts through our branching strategy. In December 2008, we opened a new branch in South Hadley, Massachusetts, and in February

2009 we opened a new branch in Ware, Massachusetts. We currently anticipate that we will establish one additional branch by the end of 2009, if market conditions are favorable. There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Changes in interest rate may hurt our profits and asset value. Short-term market interest rates (which we use as a guide to price our deposits) and longer-term market interest rates (which we use as a guide to price our longer-term loans) have both decreased to historically low levels. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. For the years ended December 31, 2008 and 2007, our average interest rate spread was 2.45%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. However, the U.S. Federal Reserve decreased its target for the federal funds rate from 3.06% as of December 31, 2007 to 0.14% as of December 31, 2008. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

At December 31, 2008, approximately $289.4 million, or 79.6%, of our loans had adjustable rates. While we anticipate that adjustable-rate loans will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results. Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Specifically, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that noncurrent assets plus other real estate owned as a percentage of total loans and leases rose to 2.31% as of September 30, 2008 compared to 2.04% as of June 30, 2008 and is now at the highest level since the third quarter of 1993. For the year ended September 30, 2008, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that return on average assets decreased to 0.05% compared to 0.92% for the year ended September 30, 2007. This is the second-lowest quarterly ROA reported by the industry in the past 18 years. These factors have contributed to the NASDAQ Bank Index declining 40.5% between December 31, 2007 and 2008.

In response to these developments, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program, on October 14, 2008, the U.S. Department of the Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress has temporarily increased Federal Deposit Insurance Corporation deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The Federal Deposit Insurance Corporation has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

Lack of consumer confidence in financial institutions may decrease our level of deposits. Our level of deposits may be affected by lack of consumer confidence in financial institutions, which may cause depositors to withdraw deposits and invest the funds in investments perceived as being more secure. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers. There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.79% of total loans at December 31, 2008, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

If our investment in the Federal Home Loan Bank of Boston is impaired, our earnings and stockholders’ equity could decrease. We own common stock of the Federal Home Loan Bank of Boston (FHLB-Boston). We hold the FHLB-Boston common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-Boston’s advance program. The aggregate cost and fair value of our FHLB-Boston common stock as of December 31, 2008 was $4.3 million based on its par value. There is no market for our FHLB-Boston common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-Boston could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-Boston common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2008, we held 4.30% of the deposits in Hampden County, which was the 8th largest market share of deposits out of the 21 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended December 31, 2008, our return on equity was 0.02%.

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

We conduct our business through our main office in Chicopee, Massachusetts, seven full service branch offices and our lending and operation center. The net book value of our buildings and improvements was $7.7 million at December 31, 2008.

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

On July 20, 2006, Chicopee Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market (“Nasdaq”). Our common stock is listed on the Nasdaq under the symbol “CBNK.” The following table sets forth the high and low closing prices of the common stock for the years ended December 31, 2008 and 2007, as reported by NASDAQ. The Company did not pay any dividend during the years ended December 31, 2008 and 2007.

	High	Low		High	Low
2008			2007
First Quarter	$13.21	$13.21	First Quarter	$15.00	$14.87
Second Quarter	12.85	12.75	Second Quarter	15.42	15.35
Third Quarter	13.49	13.11	Third Quarter	13.80	13.72
Fourth Quarter	11.95	11.65	Fourth Quarter	12.95	12.85

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

(a)	As of December 31, 2008, the Company had approximately 801 holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2008	5,500	$13.27	217,277	117,723
November 1 - 30, 2008	—	—	—	117,723
December 1 - 31, 2008	—	—	—	117,723

Total	5,500	$13.27	217,277

(1)	On August 8, 2008 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 335,000 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Any purchase of common stock under the Stock Repurchase Program will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors.

Item 6.	Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31
	2008	2007	2006	2005	2004
	(In Thousands)
Selected Financial Data:
Total assets	$527,643	$463,456	$450,045	$391,349	$352,144
Cash and cash equivalents	23,073	23,521	11,528	17,586	22,419
Loans, net	416,261	379,868	368,968	315,649	281,389
Securities available-for-sale	5,451	7,864	7,861	4,934	5,103
Securities held-to-maturity	49,662	27,324	37,411	29,472	22,102
Deposits	333,448	324,971	311,571	295,023	280,769
Advances from the Federal Home Loan Bank	76,567	17,774	15,256	29,417	18,793
Total stockholders’ equity	94,017	104,299	108,446	43,441	42,157
Nonperforming assets	3,185	1,014	1,711	736	656

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Selected Operating Data:
Interest and dividend income	$25,557	$26,105	$22,759	$18,832	$16,508
Interest expense	11,189	11,783	9,207	6,930	5,527

Net interest and dividend income	14,368	14,322	13,552	11,902	10,981
Provision for loan losses	315	223	440	120	120

Net interest income after provision for loan losses	14,053	14,099	13,112	11,782	10,861
Non-interest income	2,227	2,721	1,631	1,492	2,359
Non-interest expense	15,882	14,202	17,854	11,087	10,388

Income (loss) before provision for income taxes	398	2,618	(3,111)	2,187	2,832
Income tax (benefit) expense	376	1,018	(577)	771	930

Net income (loss)	$22	$1,600	$(2,534)	$1,416	$1,902

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	5.48%	6.09%	5.85%	5.47%	5.15%
Average rate paid on interest-bearing liabilities	3.03%	3.64%	2.96%	2.29%	1.95%
Average interest rate spread (2)	2.45%	2.45%	2.89%	3.18%	3.20%
Net interest margin (3)	3.10%	3.35%	3.49%	3.47%	3.44%
Ratio of interest-earning assets to interest-bearing liabilities	126.99%	133.14%	125.29%	113.98%	113.42%
Non-interest expenses as a percent of average assets	3.19%	3.10%	4.28%	2.99%	2.99%
Return on average assets	0.00%	0.35%	(0.61)%	0.38%	0.55%
Return on average equity	0.02%	1.48%	(3.57)%	3.30%	4.59%
Ratio of average equity to average assets	19.86%	23.60%	17.02%	11.58%	11.92%
Efficiency ratio (4)	94.42%	83.33%	117.18%	82.43%	77.30%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	23.60%	28.60%	28.70%	13.83%	14.90%
Tier 1 capital to risk-weighted assets	22.80%	27.70%	27.83%	13.03%	14.01%
Tier 1 capital to average assets	18.30%	22.70%	24.35%	11.27%	11.81%

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.69%	0.27%	0.46%	0.23%	0.23%
Nonperforming loans as a percent of total assets	0.55%	0.22%	0.38%	0.19%	0.19%
Allowance for loan losses as a percent of total loans	0.79%	0.80%	0.78%	0.82%	0.89%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	114.30%	303.35%	169.96%	353.94%	382.93%
Net loans charged-off to average interest- earning loans	0.01%	0.01%	0.04%	0.01%	—

Other Data:
Banking offices at end of period	8	7	7	7	6

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.
(4)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on investment securities, property, loans and other, net.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Expanding our branch network and market area and upgrading our existing branches. From our formation in 1845 until 2002, we operated solely out of our offices located in Chicopee, Massachusetts and focused our lending in Chicopee and the surrounding area. Recently, our management began to implement a growth strategy that expanded our presence into additional communities contiguous to Chicopee. In 2002, we opened a branch to the east of Chicopee in Ludlow, and in 2005 we opened a branch to the west of Chicopee in West Springfield. As a result of our efforts to expand our presence, at December 31, 2008, most of our loan portfolio was secured by property within Chicopee and its contiguous communities.

We intend to continue our geographic expansion outside of Chicopee by opening branches in communities contiguous to those currently served by Chicopee Savings Bank. In December 2008, we opened a full-service branch in South Hadley, Massachusetts. We opened another new full-service branch in Ware, Massachusetts in February 2009. We currently anticipate that we will establish one additional branch by the end of 2009, if market conditions are favorable. In connection with this expansion of our branch network, we currently expect to hire new employees, primarily retail investment and other branch personnel to support our expanded infrastructure. In addition to branching, we are focusing on upgrading existing facilities in an effort to better serve our customers. We are currently expanding our Memorial Drive branch facilities and providing a new ATM at this branch.

Continuing to increase our commercial relationships in our expanding market area. Since 1999 we have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. In particular, since December 31, 2007, our commercial real estate and commercial business portfolio has increased $20.3 million, or 13.6%, and at December 31, 2008 was 40.4% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and commercial real estate development in our market area. In addition, since December 31, 2007, our securities sold under agreements to repurchase, which are sweep accounts primarily for commercial customers, increased $7.8 million, or 54.8%. Business deposit and checking accounts increased from $27.2 million at December 31, 2007 to $30.9 million at December 31, 2008, an increase of 13.8%. Finally, since 2007, we have increased the number of our commercial lenders and commercial lending support staff.

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

Continuing to increase our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $396,000, $356,000 and $217,000 of non-interest income during the years ended December 31, 2008, 2007 and 2006, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency. Other than 2006, the year in which we completed our public offering, our operating efficiency has remained relatively steady for the past three years, with the ratio of non-interest expense to average total assets at 3.19% and 3.10% in 2008 and 2007, respectively. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment, and these investments have had a negative impact on our expense ratios over the short term. However, we believe our current staff of commercial lenders is capable of managing our commercial relationships in our anticipated expanding branch network. In addition, we have had an increase in operating expenses as a result of our public company status, including costs associated with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002, which have required us to perform a more in-depth review of our internal control procedures. Increased operating expenses due to our Equity Incentive Plan, initiated in 2007, have also had a significant impact on our expense ratios. We expect to incur these additional expenses for approximately three and a half more years. We also have had higher costs for auditing, accounting, legal and other miscellaneous holding company expenses as a result of being a public company. We will continue our efforts to monitor costs throughout the organization, and over the long term, as our assets grow, we will attempt to lower our ratio of non-interest expense to total average assets.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2008, our nonperforming loans (loans which are 90 or more days delinquent) were 0.69% of our total loan portfolio. Although we intend to continue our efforts to originate nonresidential real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets rose $64.2 million, or 13.8%, to $527.6 million at December 31, 2008, from $463.5 million at December 31, 2007. The growth in assets was primarily attributable to an increase in net loans of $36.4 million and held-to-maturity securities of $22.3 million. Net loans increased to $416.3 million at December 31, 2008, from $379.9 million at December 31, 2007, primarily reflecting origination volume totaling $137.2 million in 2008. The Company’s level of loan closings was a strong result of the decreasing interest rate environment. These factors were somewhat mitigated by normal amortization totaling approximately $20.4 million and the sale of $2.2 million of loans to MHFA and FHLMC. Loan payoffs and construction advances and line of credit pay downs also offset 2008 loan originations. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages in 2009.

Asset growth was funded primarily through increased advances from the Federal Home Loan Bank of $58.8 million and increased deposits of $8.5 million. Total deposits grew to $333.4 million at December 31, 2008 compared to $325.0 million at December 31, 2007 reflecting increases in money market and non-interest-bearing demand accounts. The growth in deposits was mainly attributable to the increase in commercial relationships.

Total stockholders’ equity decreased $10.3 million, or 9.9%, to $94.0 million at December 31, 2008 from $104.3 million at December 31, 2007. This decrease was primarily due to the purchase of 787,615 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $10.4 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate multi-family, construction and consumer loans.

The size of our one- to four-family residential loan portfolio has increased during 2008 as new originations outpaced payoffs. In particular, as a result of the decreasing rate environment on our long-term fixed-rate loans, in 2008 we originated more adjustable-rate loans, which we retain in our portfolio, as opposed to long-term fixed-rate loans, for which we make a determination on a loan by loan basis of our intent to sell. The increase can also be attributed to consumers taking advantage of decreasing prices on real estate due to economic conditions. As a percentage of the total loan portfolio, one- to four-family residential loans have remained the largest segment of the portfolio.

Our commercial real estate portfolio increased during 2008 as a result of significant new development within parts of our market area and our increasing emphasis on this type of lending.

Multi-family loans have decreased slightly as we have grown other segments of the portfolio.

Commercial business loans increased during 2008 as a result of increased commercial business line usage, due to increased marketing efforts and offering a wider variety of services for commercial borrowers, such as additional business deposit and checking products.

Our construction loan portfolio increased slightly during 2008 due to advances on a commercial construction loan used for the construction of a warehouse building in Chicopee, MA. These advances were partially offset by pay downs on residential builder loans and condominiums.

Growth in the consumer loan portfolio is primarily attributable to increased marketing activities and competitive pricing on our home equity products.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$165,072	39.44%	$154,299	40.39%	$143,964	38.80%	$132,824	41.83%	$119,190	42.30%
Multi-family	11,459	2.74%	11,674	3.06%	11,447	3.09%	11,142	3.51%	10,855	3.85%
Commercial	114,875	27.45%	103,051	26.97%	102,819	27.71%	93,953	29.60%	90,877	32.25%
Construction and development	41,629	9.95%	40,394	10.57%	41,713	11.24%	22,822	7.19%	14,292	5.07%

Total real estate loans	333,035	79.58%	309,418	80.99%	299,943	80.84%	260,741	82.13%	235,214	83.47%

Consumer loans:
Home equity lines of credit	9,463	2.26%	6,882	1.80%	7,766	2.09%	7,918	2.50%	7,640	2.71%
Second mortgages	17,840	4.26%	15,938	4.17%	13,386	3.62%	7,188	2.26%	4,084	1.45%
Other	3,926	0.94%	3,995	1.05%	3,555	0.96%	3,000	0.95%	2,444	0.87%

Total consumer loans	31,229	7.46%	26,815	7.02%	24,707	6.67%	18,106	5.71%	14,168	5.03%

Commercial loans	54,255	12.96%	45,815	11.99%	46,348	12.49%	38,596	12.16%	32,399	11.50%

Total loans	418,519	100.00%	382,048	100.00%	370,998	100.00%	317,443	100.00%	281,781	100.00%

Undisbursed portion of loans in process	72		—		21		—		1,391
Net deferred loan origination costs	1,003		896		857		811		729
Allowance for loan losses	(3,333)		(3,076)		(2,908)		(2,605)		(2,512)

Loans, net	$416,261		$379,868		$368,968		$315,649		$281,389

Loan Maturity. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
	(In Thousands)
Amounts due:
One year or less	$1,312	$23,988	$29,354	$342	$54,996
More than one year to five years	8,925	14,862	16,413	5,447	45,647
More than five years	281,169	2,779	8,488	25,440	317,876

Total amount due	$291,406	$41,629	$54,255	$31,229	$418,519

The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2009 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans	$36,917	$253,177	$290,094
Construction	—	17,641	17,641
Commercial	15,652	9,249	24,901
Consumer	21,564	9,323	30,887

Total loans	$74,133	$289,390	$363,523

Securities. Our securities portfolio consists primarily of U.S. Government sponsored enterprise securities and collateralized mortgage obligations. Total securities increased $19.9 million, or 56.6%, in the year ended December 31, 2008, primarily due to the purchase of held-to-maturity securities. Total securities decreased $10.1 million, or 22.3%, in the year ended December 31, 2007, primarily due to maturities of securities held-to-maturity. All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$7,632	$5,451	$7,504	$7,864	$6,847	$7,861

Total available-for-sale securities	$7,632	$5,451	$7,504	$7,864	$6,847	$7,861

Held-to-maturity securities
Debt securities of U.S. Government sponsored enterprises	$27,164	$27,189	$16,496	$16,500	$28,924	$28,891
U.S. Treasury securities	11,997	12,000	—	—	—	—
Corporate and industrial revenue bonds	4,060	4,060	4,303	4,303	1,710	1,710
Collateralized mortgage obligations	6,441	6,424	6,525	6,266	6,777	6,498

Total held-to-maturity securities	$49,662	$49,673	$27,324	$27,069	$37,411	$37,099

Total securities	$57,294	$55,124	$34,828	$34,933	$44,258	$44,960

(1)	Does not include investments in FHLB-Boston stock totaling $4.3 million at December 31, 2008, $1.6 million at December 31, 2007 and $1.6 million at December 31, 2006.

At December 31, 2008, our marketable equity securities had gross unrealized losses of approximately $2.4 million. These investments are in highly traded stocks. Based on periodic analysis of the underlying corporations in this portfolio, we believe that no equity securities are other-than-temporarily impaired. See note 3 to the notes to consolidated financial statements.

At December 31, 2008, we had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2008.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2008. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held-to-maturity securities
U.S. Government sponsored enterprise obligations	$27,164	1.11%	$—	—	$—	—	$—	—	$27,164	1.11%
U.S. treasury securities	11,997	0.52%							11,997	0.52%
Corporate and industrial revenue bonds	383	4.98%	—	—	—	—	3,677	4.88%	4,060	4.89%
Collateralized mortgage obligations	—	—	—	—	4,052	4.67%	2,389	4.60%	6,441	4.64%

Total held-to-maturity securities	$39,544	0.97%	$—	—	$4,052	4.67%	$6,066	4.77%	$49,662	1.73%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, NOW accounts, passbook accounts, money market deposit accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. At December 31, 2008, we did not use brokered deposits as a source of funding. Deposits increased $8.5 million, or 2.6%, for the year ended December 31, 2008. The increase in deposits consisted primarily of an increase in money market and demand deposits, partially offset by the decrease in certificates of deposits. The increase in money market and demand deposits was due primarily to the increase in commercial relationships. Deposits increased $13.4 million, or 4.3%, for the year ended December 31, 2007, primarily due to increases in certificates of deposits and demand deposits. Deposits increased $16.5 million, or 5.6%, for the year ended December 31, 2006 primarily as a result of an increase in certificates of deposit and demand deposits, partially offset by a decrease in money market deposit accounts.

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,
	2008	2007	2006
	(In Thousands)
Demand	$30,921	$27,167	$29,088
Savings	39,668	39,630	40,467
Money market	47,301	35,542	34,083
NOW	14,692	14,628	16,350
Certificates of deposit	200,866	208,004	191,583

Total deposits	$333,448	$324,971	$311,571

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2008. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$24,687	2.80%
Over three through six months	11,082	3.12%
Over six through 12 months	17,059	4.13%
Over 12 months	30,274	4.56%

Total	$83,102	3.76%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$76,567	$17,774	$41,425
Securities sold under agreements to repurchase	38,557	17,937	21,294
Other borrowings	50	100	147
Average advances outstanding during the period:
FHLB Advances	$45,872	$14,515	$25,037
Securities sold under agreements to repurchase	23,191	13,240	13,690
Other borrowings	25	77	126
Weighted average interest rate during the period:
FHLB Advances	3.16%	3.90%	4.16%
Securities sold under agreements to repurchase	1.50%	2.60%	2.00%
Other borrowings	7.00%	7.00%	7.00%
Balance outstanding at end of period:
FHLB Advances	$76,567	$17,774	$15,256
Securities sold under agreements to repurchase	21,956	14,179	12,712
Other borrowings	—	54	104
Weighted average interest rate at end of period:
FHLB Advances	2.24%	4.03%	3.82%
Securities sold under agreements to repurchase	1.25%	2.50%	2.50%
Other borrowings	—	7.00%	7.00%

Federal Home Loan Bank advances increased $58.8 million, or 330.8%, for the year ended December 31, 2008. The increase in Federal Home Loan Bank advances during the period was used to fund loan growth. These advances mature in 2009 through 2018. Federal Home Loan Bank advances increased $2.5 million, or 16.5%, for the year ended December 31, 2007, due to loan growth. Federal Home Loan Bank advances decreased $14.2 million, or 48.1%, for the year ended December 31, 2006, due to principal payments.

Securities sold under agreements to repurchase increased $7.8 million, or 54.8%, during the year ended December 31, 2008, due to the increase in commercial relationships. Securities sold under agreements to repurchase increased $1.5 million, or 11.5%, during the year ended December 31, 2007, due to our marketing of commercial cash management products and decreased $7.5 million, or 37.0%, during the year ended December 31, 2006, primarily due to a decrease in sweep balances maintained by commercial customers.

In addition, at December 31, 2008 and 2007, we had the ability to borrow a total of $3.0 million from a correspondent bank, none of which was borrowed at such date.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2008, 2007 and 2006. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
				(Dollars in Thousands)

Interest-earning assets: (1)
Investments	$52,932	$1,514	2.86%	$43,346	$2,019	4.66%	$42,398	$1,858	4.38%
Loans:
Residential real estate loans	173,602	9,817	5.65%	163,325	8,973	5.49%	149,665	8,083	5.40%
Commercial real estate loans	149,300	9,466	6.34%	141,355	9,448	6.68%	125,975	7,917	6.28%
Consumer loans	29,135	1,724	5.92%	26,051	1,754	6.73%	21,412	1,438	6.72%
Commercial loans	50,349	2,892	5.74%	44,602	3,318	7.44%	38,072	2,781	7.30%

Loans, net	402,386	23,899	5.94%	375,333	23,493	6.26%	335,124	20,219	6.03%
Other	13,702	299	2.18%	12,076	701	5.80%	12,463	735	5.90%

Total interest-earning assets	469,020	25,712	5.48%	430,755	26,213	6.09%	389,985	22,812	5.85%

Noninterest-earning assets	29,078			26,877			26,895

Total assets	$498,098			$457,632			$416,880

Interest-bearing liabilities:
Deposits:
Money market accounts	$44,646	$916	2.05%	$38,048	$1,037	2.73%	$35,636	$748	2.10%
Savings accounts (2)	39,864	266	0.67%	44,053	460	1.04%	64,495	300	0.47%
NOW accounts	14,705	61	0.41%	15,578	61	0.39%	15,532	54	0.35%
Certificates of deposit	201,026	8,148	4.05%	198,019	9,309	4.70%	156,748	6,786	4.33%

Total interest-bearing deposits	300,241	9,391	3.13%	295,698	10,867	3.68%	272,411	7,888	2.90%
FHLB advances	45,872	1,448	3.16%	14,515	566	3.90%	25,037	1,030	4.16%
Securities sold under agreement to repurchase	23,191	348	1.50%	13,240	345	2.60%	13,690	280	2.00%
Other borrowings	25	2	7.00%	77	5	7.00%	126	9	7.00%

Total interest-bearing borrowings	69,088	1,798	2.60%	27,832	916	3.29%	38,853	1,319	3.39%

Total interest-bearing liabilities	369,329	11,189	3.03%	323,530	11,783	3.64%	311,264	9,207	2.96%

Demand deposits	29,403			25,552			25,591
Other noninterest-bearing liabilities	464			539			9,052

Total liabilities	399,196			349,621			345,907
Total stockholders’ equity	98,902			108,011			70,973

Total liabilities and stockholders’ equity	$498,098			$457,632			$416,880

Net interest-earning assets	$99,691			$107,225			$78,721

Tax equivalent net interest income/interest rate spread (3)		14,523	2.45%		14,430	2.45%		13,605	2.89%

Tax equivalent net interest margin (4)			3.10%			3.35%			3.49%

Ratio of interest-earning assets to interest-bearing liabilities			126.99%			133.14%			125.29%

Less: tax equivalent adjustment (1)		(155)			(108)			(53)

Net interest income as reported on income statement		$14,368			$14,322			$13,552

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Year Ended December 31, 2008 Compared to December 31, 2007			Year Ended December 31, 2007 Compared to December 31, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$383	$(888)	$(505)	$42	$119	$161
Loans:
Residential real estate loans	576	268	844	747	143	890
Commercial real estate loans	517	(499)	18	1,003	528	1,531
Consumer loans	196	(226)	(30)	313	3	316
Commercial loans	402	(828)	(426)	483	54	537

Total loans	1,691	(1,285)	406	2,546	728	3,274
Other	87	(489)	(402)	(22)	(12)	(34)

Total interest-earning assets	$2,161	$(2,662)	$(501)	$2,566	$835	$3,401

Interest-bearing liabilities:
Deposits:
Money market accounts	$162	$(283)	$(121)	$54	$235	$289
Savings accounts (1)	(40)	(154)	(194)	(119)	279	160
NOW accounts	(3)	3	0	0	7	7
Certificates of deposit	140	(1,301)	(1,161)	1,903	620	2,523

Total interest-bearing deposits	259	(1,735)	(1,476)	1,838	1,141	2,979
FHLB advances	1,012	(130)	882	(414)	(50)	(464)
Securities sold under agreement to repurchase	191	(188)	3	(9)	74	65
Other borrowings	(3)	—	(3)	(4)	—	(4)

Total interest-bearing borrowings	1,200	(318)	882	(427)	24	(403)

Total interest-bearing liabilities	1,459	(2,053)	(594)	1,411	1,165	2,576

Increase (decrease) in net interest income	$702	$(609)	$93	$1,155	$(330)	$825

(1)	Includes interest on mortgagors’ escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. For the year ended December 31, 2008, the Company reported net income of $22,000 compared to net income of $1.6 million for the year ended December 31, 2007.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $14.5 million for the year ended December 31, 2008, an increase of $93,000, or 0.64%, from $14.4 million for the same period in 2007. The increase reflects growth in average earning assets of $38.3 million, or 8.9%, which exceeded the effect of $45.8 million of increased interest bearing liabilities and a constant interest rate spread. Net interest margin, on a tax equivalent basis, decreased 25 basis points to 3.10% for the year ended December 31, 2008 from 3.35% for the same period in 2007, primarily attributable to the declining interest rate environment.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, decreased $501,000, or 1.9%, to $25.7 million for the year ended December 31, 2008 from $26.2 million in 2007, largely reflecting the decrease in interest rates earned. Average interest-earning assets totaled $469.0 million for the year ended December 31, 2008 compared to $430.8 million for the same period last year, representing an increase of $38.3 million, or 8.9%. Average loans increased $27.1 million, or 7.2%, primarily due to strong origination partially mitigated by amortization. Average investment securities increased $9.6 million, or 22.1%, mainly attributable to additional purchases of held-to-maturity securities. The tax equivalent yield on interest-earning assets decreased 61 basis points to 5.48% for the year ended December 31, 2008 from 6.09% for the year ended December 31, 2007, largely attributable to lower market rates of interest for 2008.

Interest Expense. Total interest expense decreased $594,000, or 5.0%, to $11.2 million for the year ended December 31, 2008 from $11.8 million in 2007, resulting primarily from lower rates paid on interest-bearing liabilities. Average interest-bearing liabilities totaled $369.3 million for the year ended December 31, 2008, representing an increase of $45.8 million, or 14.2%, from $323.5 million for the same period in 2007, mainly due to an increase in interest-bearing borrowings. Average interest-bearing deposits grew $4.5 million, or 1.5%, to $300.2 million for the year ended December 31, 2008, primarily attributable to increased balances in money market accounts. Average money market accounts increased $6.6 million, or 17.3%, to $44.6 million for the year ended December 31, 2008, due to the increase in commercial relationships. Average certificate of deposit balances increased $3.0 million, or 1.5%, to $201.0 million for the year ended December 31, 2008. Average borrowings increased $41.3 million, or 148.2%, to $69.1 million for the year ended December 31, 2008, due to the increase in loans. The rate paid on interest-bearing liabilities decreased 61 basis points to 3.03% for the year ended December 31, 2008 from 3.64% in 2007, reflecting the lower interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses increased by $92,000 to $315,000 for the year ended December 31, 2008 from $223,000 for the same period in 2007. The increase was primarily due to the increase in loan balances, in particular the increase in commercial real estate loans, and the increase in non-accrual loans.

The allowance for loan losses was $3.3 million, or 0.79% of total loans, as of December 31, 2008, as compared to $3.1 million, or 0.80% of total loans, as of December 31, 2007. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $494,000, or 18.2%, to $2.2 million for the year ended December 31, 2008 compared to $2.7 million for the same period in 2007. The 2008 results included net losses from the sales of available-for-sale securities of $57,000, compared to net gains of $835,000 in 2007, a decrease in income of $892,000 or 106.8%. Fee income increased $404,000, or 21.3%, to $2.3 million for the year ended December 31, 2008 from $1.9 million for the comparable period in 2007 reflecting expansion in deposit balances and transaction volume.

Non-interest Expenses. Non-interest expenses increased $1.7 million, or 11.8%, to $15.9 million for the year ended December 31, 2008 from $14.2 million for the same period in 2007 largely attributable to the increase in Equity Incentive Plan expenses of $630,000, the result of recording a full year of expense in 2008 compared to only half a year in 2007. In addition, the increase in non-interest expense for the year is associated with the costs of temporarily outsourcing the Company’s IT and Sarbanes Oxley internal audit functions, which was the primary reason for the increase in audit expenses of $194,000, and expenses associated with the development of two new branches, including additional salaries and employee benefit expense of $478,000.

Income Taxes. The Company’s income tax expense decreased $642,000 to a tax expense of $376,000 for the year ended December 31, 2008 compared to $1.0 million in 2007 mainly attributable to the decrease in income before income taxes of $2.2 million. As of December 31, 2008, a valuation allowance of $1.3 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion. Of the $1.3 million valuation allowance, $300,000 was applied in the second half of 2008. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in the market conditions.

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

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $14.4 million for the year ended December 31, 2007, an increase of $825,000, or 6.1%, from $13.6 million for the same period in 2006, reflecting growth in average earning assets of $40.8 million, or 10.5%, partially offset by higher cost of deposits. Net interest margin, on a tax equivalent basis, decreased 14 basis points to 3.35% for the year ended December 31, 2007 from 3.49% for the same period in 2006, primarily attributable to higher rates paid on deposits and an increase in higher cost certificate of deposits, offset by an increase in the tax equivalent yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, increased $3.4 million, or 14.9%, to $26.2 million for the year ended December 31, 2007 from $22.8 million in 2006, largely reflecting growth in average interest-earning assets, partially mitigated by a higher tax equivalent yield on interest-earning assets. Average interest-earning assets totaled $430.8 million for the year ended December 31, 2007 compared to $390.0 million for the same period last year, representing an increase of $40.8 million, or 10.5%. Average loans increased $40.2 million, or 12.0%, primarily due to strong origination partially mitigated by amortization. Average investment securities rose $948,000, or 2.2%, mainly attributable to additional purchases of U.S. government sponsored securities, partially offset by principal payments. The tax equivalent yield on interest-earning assets increased 24 basis points to 6.09% for the year ended December 31, 2007, largely attributable to higher market rates of interest for the first three quarters of 2007.

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

Income Taxes. The Company’s income tax expense increased $1.6 million to a tax expense of $1.0 million for the year ended December 31, 2007 compared to a tax benefit of $577,000 in 2006 mainly attributable to the tax benefit received from the Company’s common stock contribution to the Foundation. As of December 30, 2007 a valuation allowance of $1.0 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in the market conditions.

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

	For the Years Ended December 31,
	2008		2007		2006
			(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$1,359	2.57%	$1,911	4.41%	$1,805	4.26%
Tax equivalent adjustment (1)	155		108		53

Investment securities (tax equivalent basis)	$1,514	2.86%	$2,019	4.66%	$1,858	4.38%

Net interest income (non-tax adjustment)	$14,368		$14,322		$13,552
Tax equivalent adjustment (1)	155		108		53

Net interest income (tax equivalent basis)	$14,523		$14,430		$13,605

Interest rate spread (no tax adjustment)		2.42%		2.42%		2.88%
Net interest margin (no tax adjustment)		3.06%		3.32%		3.48%

(1)	The tax equivalent adjustment is based on a tax rate of 41% for all periods presented.

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

Management reports to the executive committee monthly regarding the amount of loans delinquent. All loans that are delinquent greater than 90 days, loans that are in foreclosure, and all foreclosed and repossessed property that we own are reported in greater detail to the executive committee monthly.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on non-accrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

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

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accrual loans:
Real estate	$2,595	$779	$1,460	$545	$632
Construction	97	167	—	—	—
Commercial	139	63	243	183	5
Consumer	85	5	8	8	19

Total	$2,916	$1,014	$1,711	$736	$656
Real estate owned	269	—	—	—	—

Total nonperforming assets	$3,185	$1,014	$1,711	$736	$656

Total nonperforming loans as a percentage of total loans (1)	0.69%	0.27%	0.46%	0.23%	0.23%
Total nonperforming assets as a percentage of total assets (2)	0.60%	0.22%	0.38%	0.19%	0.19%

(1)	Total loans include loans, undisbursed portion of loans in process, plus net deferred loan costs.
(2)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

There were twenty residential real estate loans and two commercial real estate loans that were not accruing interest as of December 31, 2008, with a combined collateral value of $4.6 million. There was one residential construction loan not accruing interest as of December 31, 2008, with a collateral value of $145,000. There were four commercial loans not accruing interest as of December 31, 2008, with a combined collateral value of $682,000. There were four consumer loans not accruing interest as of December 31, 2008, with a combined collateral value of $187,000. Collateral values were sufficient to cover the loan balances of non-accrual loans.

Interest income that would have been recorded for the year ended December 31, 2008 had nonperforming loans been current according to their original terms amounted to $126,000. Interest income recognized on impaired loans for the year ended December 31, 2008 was $169,000.

Regulators have adopted various regulations and practices regarding problem assets of financial institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified. We perform an internal analysis of our loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, we regularly analyze the losses inherent in our loan portfolio and our nonperforming loans to determine the appropriate level of the allowance for loan losses. There are four classifications for problem assets: loss, doubtful, substandard and special mention. An asset classified as “loss” is normally fully charged-off. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Non-accruing loans are normally classified as substandard. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.”

The following table shows the aggregate amounts of our classified assets at the dates indicated. We did not have any assets classified as “doubtful” at the dates presented.

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Special mention assets	$12,109	$8,015	$6,339
Substandard assets	4,439	3,761	3,754
Loss assets	37	—	—

Total classified assets	$16,585	$11,776	$10,093

The increase in classified assets of $4.8 million is primarily due to one loan relationship, with two commercial real estate loans totaling $4.5 million, which were added to classified assets in 2008. Other than disclosed in the above tables, there are no other loans at December 31, 2008 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2008, our allowance for loan losses represented 0.79% of total loans and 114.30% of nonperforming loans. The allowance for loan losses increased slightly from $3.1 million at December 31, 2007 to $3.3 million at December 31, 2008, due to a provision for loan losses of $315,000, partially offset by net charge-offs of $58,000. The provision for loan losses in the year ended December 31, 2008 reflects management’s assessment of several factors. In particular, non-accrual loans increased to $2.9 million at December 31, 2008 from $1.0 million at December 31, 2007. Also, net charge-offs increased $3,000 from December 31, 2007. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans.

At December 31, 2007, our allowance for loan losses represented 0.80% of total loans and 303.4% of nonperforming loans. The allowance for loan losses increased slightly from $2.9 million at December 31, 2006 to $3.1 million at December 31, 2007, due to a provision for loan losses of $223,000, partially offset by net charge-offs of $55,000. The provision for loan losses in the year ended December 31, 2007 reflects management’s assessment of several factors. In particular, non-accrual loans decreased slightly to $1.0 million at December 31, 2007 from $1.7 million at December 31, 2006. We also had net charge-offs of $55,000 for the year ended December 31, 2007, as compared to $137,000 for the year ended December 31, 2006. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans.

The following table sets forth the Company’s percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated.

	For Years Ended December 31,
	2008			2007			2006
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate-mortgage	$1,675	50.26%	69.63%	$1,542	50.13%	70.42%	$1,467	50.44%	69.60%
Construction	624	18.72%	9.95%	603	19.60%	10.57%	626	21.53%	11.24%
Commercial	895	26.85%	12.96%	778	25.30%	11.99%	724	24.90%	12.49%
Consumer	139	4.17%	7.46%	125	4.06%	7.02%	91	3.13%	6.67%
Unallocated	—	—	—	28	0.91%	—	—	—	—

Total allowance for loan losses	$3,333	100.00%	100.00%	$3,076	100.00%	100.00%	$2,908	100.00%	100.00%

	For Years Ended December 31,
	2005			2004
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate-mortgage	$1,754	67.33%	74.94%	$1,550	61.70%	78.40%
Construction	—	—	7.19%	—	—	5.07%
Commercial	580	22.26%	12.16%	749	29.82%	11.50%
Consumer	271	10.41%	5.71%	213	8.48%	5.03%
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,605	100.00%	100.00%	$2,512	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,076	$2,908	$2,605	$2,512	$2,404
Charged-off loans:
Real estate-mortgage	—	25	47	—	—
Construction	—	—	—	—	—
Commercial	—	3	88	17	34
Consumer	71	37	4	14	3

Total charged-off loans	71	65	139	31	37

Recoveries on loans previously charged-off:
Real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	10	2	1	25
Consumer	13	—	—	3	—

Total recoveries	13	10	2	4	25

Net loans charged-off	58	55	137	27	12
Provision for loan losses	315	223	440	120	120

Allowance for loan losses, end of period	$3,333	$3,076	$2,908	$2,605	$2,512

Net loans charged-off to average loans, net	0.01%	0.01%	0.04%	0.01%	—
Allowance for loan losses to total loans (1)	0.79%	0.80%	0.78%	0.82%	0.89%
Allowance for loan losses to nonperforming loans (2)	114.30%	303.35%	169.96%	353.94%	382.93%
Net loans charged-off to allowance for loan losses	1.74%	1.79%	4.71%	1.04%	0.48%
Recoveries to charge-offs	18.31%	15.38%	1.44%	12.90%	67.57%

(1)	Total loans include loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2008 through December 31, 2009.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars In Thousands)
300 bp	$13,604	$ 730	5.7%
200	$13,449	$ 575	4.5%
100	$13,153	$ 279	2.2%
—	$12,874	—	—
(100)	$12,464	$(410)	-3.2%
(200)	$12,076	$(798)	-6.2%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $23.1 million. Securities classified as available for sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $673,000 at December 31, 2008. Total securities classified as available for sale were $5.5 million at December 31, 2008. Other liquid assets as of December 31, 2008 include: federal funds sold net of reserve requirements of $949,000, U.S. government agencies net of pledged securities of $3.8 million, and collateralized mortgage obligations of $6.4 million. At December 31, 2008, we had the ability to borrow a total of approximately $103.4 million from the Federal Home Loan Bank of Boston. In addition, at December 31, 2008 we had a $4.9 million available line of credit with the FHLB and an unsecured line of credit of $3.0 million with Bankers Bank, N.E. On December 31, 2008, we had $76.6 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2008, we had $76.5 million in loan commitments outstanding, which consisted of $16.6 million of mortgage loan commitments, $12.8 million in unadvanced construction loan commitments, $44.6 million in unused lines of credit and $2.5 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2008 totaled $129.1 million, or 64.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2008 (in thousands).

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt	$76,567	$37,000	$22,500	$10,040	$7,027
Operating lease obligations	6,965	417	804	728	5,016
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—

Total	$83,532	$37,417	$23,304	$10,768	$12,043

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

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Our consolidated equity decreased by $10.3 million to $94.0 million during 2008, primarily a result of the purchase of 787,615 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $10.4 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity. During 2007 and 2008 we repurchased approximately $2.1 million, or 155,000 shares, of our stock and $10.4 million, or 787,615 shares, respectively. In the future, we may also use other capital management tools such as cash dividends.

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

For the years ended December 31, 2008 and December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Application of Critical Accounting Policies.

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The information pertaining to the Company’s significant accounting policies is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and in the discussion under “Critical Accounting Policies” contained in the Form 10-K.

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

(b) Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2008 Annual Report on Form 10-K.

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

Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Item 11.	Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	906,422	$10.57	76,405

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	906,422	$10.57	76,405

Item 13.	Certain Relationships and Related Transaction, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Related Parties” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description
3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc.

10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank

10.3*	Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc.

10.4*	Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank

10.5*	Amended and Restated Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank

10.6*	Amended and Restated Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank

10.7*	Amended and Restated Change in Control Agreement between Maria J.C. Aigner and Chicopee Savings

10.8*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)

10.9*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)

10.10*	Form of Loan Agreement (1)

10.11*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan

10.12*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan

10.13*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner (1)

10.14	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner

10.15*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc.

10.16*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank

10.17*	First Amendment to Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc.

10.18*	First Amendment to Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank

21.0	List of Subsidiaries

23.0	Consent of Berry, Dunn, McNeil & Parker

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or agreement.
(1)	Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 12, 2009
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 12, 2009
William J. Wagner	and Chief Executive Officer (principal executive officer)

/s/ W. Guy Ormsby	Executive Vice President, Chief	March 12, 2009
W. Guy Ormsby	Financial Officer and Treasurer (principal financial and chief accounting officer)

/s/ James P. Lynch	Director	March 12, 2009
James P. Lynch

/s/ William D. Masse	Director	March 12, 2009
William D. Masse

/s/ Arthur F. DuBois	Director	March 12, 2009
Arthur F. DuBois

/s/ William J. Giokas	Director	March 12, 2009
William J. Giokas

/s/ Francine Jasinski Hayward	Director	March 12, 2009
Francine Jasinski Hayward

/s/ Edmund J. Mekal	Director	March 12, 2009
Edmund J. Mekal

/s/ John P. Moylan	Director	March 12, 2009
John P. Moylan

/s/ Gregg F. Orlen	Director	March 12, 2009
Gregg F. Orlen

/s/ Judith T. Tremble	Director	March 12, 2009
Judith T. Tremble

/s/ Thomas J. Bardon	Director	March 12, 2009
Thomas J. Bardon

/s/ James H. Bugbee	Director	March 12, 2009
James H. Bugbee

/s/ Louis E. Dupuis	Director	March 12, 2009
Louis E. Dupuis

/s/ Douglas K. Engebretson	Director	March 12, 2009
Douglas K. Engebretson

/s/ Gary G. Fitzgerald	Director	March 12, 2009
Gary G. Fitzgerald

/s/ Paul C. Picknelly	Director	March 12, 2009
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2008, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited Chicopee Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Stockholders and Board of Directors

Chicopee Bancorp, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Maine
March 6, 2009

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$21,070	$5,226
Short-term investments	1,003	9,229
Federal funds sold	1,000	9,066

Cash and cash equivalents	23,073	23,521

Securities available-for-sale, at fair value	5,451	7,864
Securities held-to-maturity, at cost (fair value $49,673 and $27,069 at December 31, 2008 and 2007, respectively)	49,662	27,324
Federal Home Loan Bank stock, at cost	4,306	1,583
Loans receivable, net of allowance for loan losses ($3,333 at December 31, 2008 and $3,076 at December 31, 2007)	416,261	379,868
Cash surrender value of life insurance	12,144	11,675
Premises and equipment, net	10,677	7,033
Accrued interest and dividends receivable	1,577	1,752
Deferred income tax asset	2,434	1,911
Other assets	2,058	925

Total assets	$527,643	$463,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$30,921	$27,167
Interest-bearing	302,527	297,804

Total deposits	333,448	324,971

Securities sold under agreements to repurchase	21,956	14,179
Advances from Federal Home Loan Bank	76,567	17,774
Mortgagors’ escrow accounts	1,112	1,103
Accrued expenses and other liabilities	543	1,130

Total liabilities	433,626	359,157

Commitments and contingencies (notes 10, 11, 12, 13 and 17)

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at December 31, 2008 and December 31, 2007)	72,479	72,479
Treasury stock, at cost (942,615 shares at December 31, 2008 and 155,000 shares at December 31, 2007)	(12,483)	(2,108)
Additional paid-in capital	1,168	573
Unearned compensation (restricted stock awards)	(3,107)	(3,940)
Unearned compensation (Employee Stock Ownership Plan)	(5,059)	(5,356)
Retained earnings	42,439	42,417
Accumulated other comprehensive income (loss)	(1,420)	234

Total stockholders’ equity	94,017	104,299

Total liabilities and stockholders’ equity	$527,643	$463,456

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share data)
Interest and dividend income:
Loans	$23,899	$23,493	$20,219
Investment securities	1,359	1,911	1,805
Other interest-earning assets	299	701	735

Total interest and dividend income	25,557	26,105	22,759

Interest expense:
Deposits	9,391	10,867	7,888
Securities sold under agreements to repurchase	348	345	280
Other borrowed funds	1,450	571	1,039

Total interest expense	11,189	11,783	9,207

Net interest income	14,368	14,322	13,552
Provision for loan losses	315	223	440

Net interest income, after provision for loan losses	14,053	14,099	13,112

Non-interest income:
Service charges, fee and commissions	2,297	1,893	1,489
Loan sales and servicing, net	(13)	(7)	117
Net (loss) gain on sales of securities available-for-sale	(57)	835	25

Total non-interest income	2,227	2,721	1,631

Non-interest expenses:
Salaries and employee benefits	9,496	8,388	6,792
Occupancy expenses	1,152	1,015	1,065
Furniture and equipment	974	976	946
Data processing	907	746	700
Stationery, supplies and postage	399	356	302
Charitable foundation contribution	—	—	5,511
Other non-interest expense	2,954	2,721	2,538

Total non-interest expenses	15,882	14,202	17,854

Income (loss) before income taxes	398	2,618	(3,111)
Income tax expense (benefit)	376	1,018	(577)

Net income (loss)	$22	$1,600	$(2,534)

Earnings (loss) per share:
Basic	$—	$0.24	$(0.37)
Diluted	$—	$0.24	$(0.37)

Adjusted weighted average common shares outstanding since initial public offering:
Basic	5,986,141	6,722,067	6,844,222
Diluted	5,986,427	6,737,720	6,844,222

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except number of shares)
Balance at December 31, 2005	$—	$—	$—	$—	$—	$43,351	$90	$43,441

Comprehensive loss:
Net loss	—	—	—	—	—	(2,534)	—	(2,534)
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $306)	—	—	—	—	—	—	570	570

Total comprehensive loss								(1,964)

Issuance of common stock for initial public offering, (6,888,304 shares) net of expenses of $1,900	66,968	—	—	—	—	—	—	66,968
Issuance of common stock to Chicopee Savings Bank
Charitable Foundation (551,064 shares)	5,511	—	—	—	—	—	—	5,511
Stock purchase for ESOP (595,149 shares)	—	—	—	—	(5,951)	—	—	(5,951)
Common stock held by ESOP committed to be released	—	—	144	—	297	—	—	441

Balance at December 31, 2006	72,479	—	144	—	(5,654)	40,817	660	108,446

Comprehensive income:
Net income	—	—	—	—	—	1,600	—	1,600
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $228)	—	—	—	—	—	—	(426)	(426)

Total comprehensive income								1,174

Purchase of common stock for funding of restricted stock awards (297,574 shares)	—	—	—	(4,365)	—	—	—	(4,365)
Treasury stock purchased (155,000 shares)	—	(2,108)	—	—	—	—	—	(2,108)
Change in unearned compensation:
Stock option expense	—	—	292	—	—	—	—	292
Restricted stock award expense	—	—	—	425	—	—	—	425
Common stock held by ESOP committed to be released	—	—	137	—	298	—	—	435

Balance at December 31, 2007	72,479	(2,108)	573	(3,940)	(5,356)	42,417	234	104,299

Comprehensive loss:
Net income	—	—	—	—	—	22	—	22
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $886)	—	—	—	—	—	—	(1,654)	(1,654)

Total comprehensive loss								(1,632)

Treasury stock purchased (787,615 shares)	—	(10,375)	—	—	—	—	—	(10,375)
Change in unearned compensation:
Stock option expense	—	—	514	—	—	—	—	514
Restricted stock award expense	—	—	—	833	—	—	—	833
Common stock held by ESOP committed to be released	—	—	81	—	297	—	—	378

Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$22	$1,600	$(2,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	824	762	779
Net (accretion) amortization of investments	95	(4)	9
Provision for loan losses	315	223	440
Increase in cash surrender value of life insurance	(469)	(476)	(399)
Realized losses (gains) on investment securities, net	57	(835)	(25)
Realized losses on disposal of property and equipment	1	4	—
Net gains on sales of loans and other real estate owned	—	—	(14)
Deferred income tax expense (benefit)	363	(145)	(1,182)
Decrease (increase) in other assets	(864)	139	317
Decrease (increase) in accrued interest receivable	175	148	(559)
Increase (decrease) in other liabilities	(586)	67	(1,272)
Change in unearned compensation	1,725	1,152	441
Contribution of common stock to Charitable Foundation	—	—	5,511

Net cash provided by operating activities	1,658	2,635	1,512

Cash flows from investing activities:
Additions to premises and equipment	(4,470)	(796)	(704)
Loan originations and principal collections, net	(36,977)	(11,123)	(53,744)
Proceeds from sales of securities available-for-sale	2,595	5,117	4,823
Purchases of securities available-for-sale	(2,780)	(4,947)	(6,849)
Purchases of securities held-to-maturity	(327,157)	(106,788)	(80,263)
Maturities of securities held-to-maturity	304,724	116,879	72,315
Net redemption (purchase) of FHLB stock	(2,723)	—	873

Net cash used in investing activities	(66,788)	(1,658)	(63,549)

Cash flows from financing activities:
Net increase in deposits	8,478	13,399	16,548
Net increase (decrease) in securities sold under agreements to repurchase	7,777	1,467	(7,451)
Proceeds from long-term FHLB advances	52,000	—	—
Payments on long-term FHLB advances	(3,207)	(2,483)	(4,161)
Net increase (decrease) in short-term advances	10,000	5,000	(10,000)
Issuance of common stock for initial public offering, net of costs	—	—	66,968
Stock purchased for ESOP	—	—	(5,951)
Stock purchased for treasury	(10,375)	(2,108)	—
Stock purchased for restricted stock awards	—	(4,365)	—
Net increase in escrow funds held	9	106	26

Net cash provided by financing activities	64,682	11,016	55,979

Net increase (decrease) in cash and cash equivalents	(448)	11,993	(6,058)

Cash and cash equivalents at beginning of year	23,521	11,528	17,586

Cash and cash equivalents at end of year	$23,073	$23,521	$11,528

Supplemental cash flow information:
Interest paid on deposits	$9,391	$10,867	$7,888
Interest paid on borrowings	$1,660	$904	$1,305
Income taxes paid	$822	$1,057	$1,158

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands, Except Per Share Amounts)

Nature of Business

Chicopee Bancorp, Inc. (the “Company”), a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank (the “Bank’) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006.

The Company provides a variety of financial services to individuals and businesses through its bank subsidiary Chicopee Savings Bank. The Bank is a Massachusetts state-chartered savings bank operating seven branches in Western Massachusetts. The Bank’s primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners. Its primary deposit products are savings and term certificate accounts.

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

(Dollars in Thousands, Except Per Share Amounts)

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, as determined by current investor yield requirements, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are not material at December 31, 2008 and 2007.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either; doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Premises and equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

Equity Incentive Plan

The Company expenses compensation cost associated with share-based payment transactions, such as options and restricted stock awards, in the financial statements over the requisite service (vesting) period as required by Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.

Advertising

Advertising costs are expensed as incurred.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

Earnings (loss) per share is computed as follows:

	Years Ended December 31,
	2008	2007	2006
Net income (loss) (in thousands)	$22	$1,600	$(2,534)

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(649,241)	(23,096)	—
Less: average number of unallocated ESOP shares	(535,635)	(565,392)	(595,146)
Less: average number of nonvested restricted stock awards	(268,351)	(128,813)	—

Adjusted weighted average number of common shares outstanding	5,986,141	6,722,067	6,844,222
Plus: dilutive nonvested restricted stock awards	286	15,653	—

Weighted average number of diluted shares outstanding	5,986,427	6,737,720	6,844,222

Net income (loss) per share:
Basic	$0.00	$0.24	$(0.37)
Diluted	$0.00	$0.24	$(0.37)

There were 671,667 stock options for the year ended December 31, 2008, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2008	2007	2006
Unrealized holding gains (losses) on available-for-sale securities arising during the year	$(2,597)	$181	$901
Reclassification adjustment for (gains) losses realized in income	57	(835)	(25)

Net unrealized holding gains (losses)	(2,540)	(654)	876
Tax effect	(886)	(228)	306

Other comprehensive income (loss)	$(1,654)	$(426)	$570

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2008	2007
Net unrealized gain (loss) on securities available-for-sale	$(2,180)	$360
Tax effect	760	(126)

Net-of-tax amount	$(1,420)	$234

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. Although this Statement does not require any new fair value measurements, it has expanded fair value disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (FSP) FAS No. 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active”. FSP FAS No. 157-3 amended SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. The FSP was effective upon issuance. SFAS No. 157 and related FASB staff positions did not have a material impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption. The Company did not apply the fair value option to any financial instruments; therefore, SFAS No. 159 did not have a material effect on the Company’s financial condition and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133”. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. The Company does not hold derivative instruments as of December 31, 2008. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Management does not expect implementation of SFAS No. 162 to have a material impact on the financial statements of the Company.

Reclassifications

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain certain reserves of cash on hand or deposits with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $309 and $793, respectively, and are included in cash and due from banks.

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follow:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Marketable equity securities	$7,632	$189	$(2,370)	$5,451

Total securities available-for-sale	$7,632	$189	$(2,370)	$5,451

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$27,164	$25	$—	$27,189
U.S. Treasury securities	11,997	3	—	12,000
Corporate and industrial revenue bonds	4,060	—	—	4,060
Collateralized mortgage obligations	6,441	12	(29)	6,424

Total securities held-to-maturity	$49,662	$40	$(29)	$49,673

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (continued)

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Marketable equity securities	$7,504	$811	$(451)	$7,864

Total securities available-for-sale	$7,504	$811	$(451)	$7,864

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$16,496	$4	$—	$16,500
Corporate and industrial revenue bonds	4,303	—	—	4,303
Collateralized mortgage obligations	6,525	—	(259)	6,266

Total securities held-to-maturity	$27,324	$4	$(259)	$27,069

At December 31, 2008 and 2007, securities with a carrying value of $35.4 million and $16.6 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2008 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
Within 1 year	$39,544	$39,573
From 1 to 5 years	—	—
From 5 to 10 years	4,052	4,041
Over 10 years	6,066	6,059

	$49,662	$49,673

Proceeds from sales of securities available for sale during the years ended December 31, 2008, 2007 and 2006 amounted to $2,595, $5,117, and $4,823, respectively. Gross realized gains of $534, $1,067, and $260, and gross realized losses of $591, $232, and $235, were realized during the years ended December 31, 2008, 2007 and 2006, respectively. The tax provision applicable to these net realized gains and losses amounted to $19, $291, and $9, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2008
	Less Than Twelve Months		Twelve Months and Over		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Marketable equity securities	$1,486	$3,204	$884	$1,391	$2,370	$4,595
Collateralized mortgage obligations	—	—	29	3,501	29	3,501

Total temporarily impaired securities	$1,486	$3,204	$913	$4,892	$2,399	$8,096

	December 31, 2007
	Less Than Twelve Months		Twelve Months and Over		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Marketable equity securities	$443	$2,950	$8	$124	$451	$3,074
Collateralized mortgage obligations	—	—	259	6,233	259	6,233

Total temporarily impaired securities	$443	$2,950	$267	$6,357	$710	$9,307

Unrealized losses within the collateralized mortgage obligations category at December 31, 2008, relate to fifteen securities of which all had continuous losses for more than one year. Unrealized losses within the collateralized mortgage obligations category at December 31, 2007, relate to twenty-five securities of which all had continuous losses for more than one year. Management reviews these securities on a regular basis for other than temporary impairment and considers if the issuer is an agency sponsored by the U.S. Government and whether downgrades by rating agencies have occurred. The primary cause for unrealized losses within the debt securities categories is the impact movements in interest rates have had in comparison with the underlying yields on these securities. Since the unrealized losses are related to the interest rate environment and management has the ability to hold debt securities to maturity, or the foreseeable future, no declines are considered by management to be other than temporary.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (concluded)

Based on periodic analysis of underlying corporations in the marketable equity security portfolio, the Company believes that no equity securities are other-than-temporarily impaired. Unrealized losses within the marketable equity securities category at December 31, 2008 relate to one-hundred and eleven securities of which thirty-seven had continuous losses for more than one year. Unrealized loss as a percent of cost was 34.0%. Unrealized losses within the marketable equity securities category at December 31, 2007 relate to fifty-six securities of which two had continuous losses for more than one year. Unrealized loss as a percent of cost was 11.7%. Management actively monitors the financial condition, core earnings, earnings per share, and trends of investees, reviews industry analysis, and consults with portfolio analysts on an ongoing basis. Management assesses the valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects, or other factors or if such changes are attributable to market-related factors, such as interest rates or equity market declines. Management determined the Company has the ability to retain the marketable equity securities to permit recovery in light of the fact that they are equity securities with no contractual provisions for return of principal.

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2008	2007
Residential 1-4 family	$165,072	$154,299
Residential multifamily	11,459	11,674
Commercial real estate	114,875	103,051
Construction	41,629	40,394
Consumer	31,229	26,815
Commercial	54,255	45,815

Total loans	418,519	382,048

Net deferred loan origination costs	1,003	896
Undisbursed portion of loans in process	72	—
Allowance for loan losses	(3,333)	(3,076)

Loans, net	$416,261	$379,868

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

LOANS (concluded)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$3,076	$2,908	$2,605
Provision for loan losses	315	223	440
Recoveries	13	10	2
Loans charged-off	(71)	(65)	(139)

Balance at end of year	$3,333	$3,076	$2,908

The following is a summary of information pertaining to impaired loans:

	December 31,
	2008	2007
Impaired loans without a valuation allowance	$6,763	$4,383

Impaired loans with a valuation allowance	216	225

Total impaired loans	$6,979	$4,608

Valuation allowance related to impaired loans	$110	$110

	Years Ended December 31,
	2008	2007	2006
Average recorded investment in impaired loans	$4,812	$5,437	$2,640

Interest income recognized on impaired loans was $169, $192, and $153 for the years ended December 31, 2008, 2007, and 2006. No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans were $2,916 and $1,014 at December 31, 2008 and 2007, respectively. Interest foregone was $126, $43, and $48 for the years ended December 31, 2008, 2007, and 2006, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2008 and 2007.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

5.	LOAN SERVICING

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $45,330 and $48,165 at December 31, 2008 and 2007, respectively. The Company recorded net gain on sale of loans of $22, $3 and $14 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company measures the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. The balance of capitalized servicing rights included in other assets at December 31, 2008 and 2007 was $75 and $228, respectively. The significant assumptions used by management to estimate the fair value of capitalized servicing rights at December 31, 2008, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.45%), weighted average servicing fee (25.55 basis points), and net cost to service loans ($44 per loan). The Company estimated the fair value of its servicing rights to be $188 and $441 at December 31, 2008 and 2007, respectively. There was no valuation allowance at December 31, 2008 and 2007. The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$228	$370	$426
Capitalized mortgage servicing rights	22	3	98
Amortization	(175)	(145)	(154)

Balance at end of year	$75	$228	$370

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,
	2008	2007
Banking premises:
Land and improvements	$1,529	$1,529
Building	8,983	6,136
Furniture and equipment	4,743	3,914
Leasehold improvements	1,429	889
Computer software and equipment	1,316	1,144

	18,000	13,612

Less accumulated depreciation and amortization	(7,323)	(6,579)

	$10,677	$7,033

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $824, $762 and $779, respectively.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2008	2007
Non-interest-bearing demand	$30,921	$27,167
NOW	14,692	14,628
Money market	47,301	35,542
Regular savings	39,668	39,630

Total non-certificate accounts	132,582	116,967

Certificate accounts less than $100,000	117,764	125,276
Certificate accounts of $100,000 or more	83,102	82,728

Total certificate accounts	200,866	208,004

	$333,448	$324,971

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows:

	December 31, 2008		December 31, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$—	—	$144,163	4.61%
2009	129,144	3.12%	24,629	4.78%
2010	20,770	3.90%	12,720	4.38%
2011	26,582	4.96%	21,935	5.30%
2012	6,763	4.29%	4,557	4.58%
2013	17,607	3.84%	—	—

	$200,866	3.54%	$208,004	4.69%

8.	REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at year-end	$21,956	$14,179	$12,712
Average amount outstanding during the year	23,191	13,240	13,690
Interest expense incurred during the year	348	345	280
Maximum amount outstanding at any month-end	38,557	17,937	21,294
Weighted average interest rate during the year	1.50%	2.60%	2.00%
Weighted average interest rate on year-end balances	1.25%	2.50%	2.50%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities used as collateral for the repurchase agreements was $35,358 at December 31, 2008.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Boston (FHLB) consist of the following:

	December 31, 2008		December 31, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
2008	$—	—	$5,000	4.52%
2009	37,000	0.78%	—	—
2010	5,000	2.50%	—	—
2011 (a)	17,500	3.69%	3,519	2.98%
2012 (a)	5,503	4.34%	6,891	4.34%
2013 (a)	4,537	3.55%	—	—
2014 (a)	2,027	3.65%	2,364	3.65%
2018	5,000	3.69%	—	—

Total FHLB advances	$76,567	2.24%	$17,774	4.03%

(a)	Includes amortizing advances requiring monthly principal and interest payments.

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

As a member of the FHLB, the Company, through its bank subsidiary, is eligible to borrow amounts up to the level of qualified collateral maintained.

The Company has a $4,865 available line of credit with the FHLB at December 31, 2008, and an unsecured line of credit with Bankers Bank, N.E. that allows the Company to borrow up to $3,000. There were no borrowings against either line of credit at December 31, 2008.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

10.	INCOME TAXES

In connection with its initial public offering, the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1,900. As of December 31, 2008, 2007 and 2006 a valuation reserve of $1,300, $1,000 and $800, respectively, has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in the market conditions. The charitable contribution carryforward of $5,174 at December 31, 2008 expires in 2011.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2008	2007	2006
Current tax (benefit) expense:
Federal	$(14)	$968	$420
State	27	195	185

	13	1,163	605

Deferred tax (benefit) expense:
Federal	(15)	(239)	(1,942)
State	78	(106)	(40)

	63	(345)	(1,982)

Change in valuation reserve	300	200	800

	363	(145)	(1,182)

Income tax expense (benefit)	$376	$1,018	$(577)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	16.5	2.2	(3.1)
Dividends received deduction	(9.6)	(1.3)	0.9
Change in valuation allowance	71.3	7.6	(25.7)
Tax-exempt interest	(18.1)	(2.0)	0.8
Bank owned life insurance	(37.9)	(5.7)	4.0
Stock-based compensation	17.3	2.7	—
Other, net	21.0	1.4	7.6

Effective tax rates	94.5%	38.9%	18.5%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

INCOME TAXES (continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Federal	$3,971	$3,136
State	427	471

	4,398	3,607

Valuation reserve on asset	(1,300)	(1,000)

	3,098	2,607

Deferred tax liabilities:
Federal	(513)	(545)
State	(151)	(151)

	(664)	(696)

Net deferred tax asset	$2,434	$1,911

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2008	2007
Net unrealized loss (gain) on securities available-for-sale	$760	$(126)
Charitable contribution carryforward	1,763	1,771
Depreciation	(120)	(131)
Deferred loan costs	11	(194)
Allowance for loan losses	1,331	1,258
Employee benefit plans	—	320
Other	(11)	13

	3,734	2,911

Valuation reserve	(1,300)	(1,000)

Net deferred tax asset	$2,434	$1,911

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,911	$1,538	$662
Deferred tax (expense) benefit	(363)	145	1,182
Deferred tax effects of net unrealized (gain) loss on securities available-for-sale	886	228	(306)

Balance at end of year	$2,434	$1,911	$1,538

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,000	$800	$—
Change generated by current year’s operations	300	200	800

Balance at end of year	$1,300	$1,000	$800

The federal income tax reserve for loan losses at the Bank’s base year is $3,609. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1,444 has not been provided.

The Company’s income tax returns for the years ended December 31, 2005, 2006 and 2007 are open to audit under the statute of limitations by the Internal Revenue Service. The December 31, 2006 income tax return was audited and there were no changes. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2008 and 2007.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

Credit-related financial instruments

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2008	2007
Commitments to grant loans	$16,614	$21,588
Unfunded commitments for construction loans	12,837	13,911
Unfunded commitments under lines of credit	44,610	36,936
Standby letters of credit	2,456	3,167

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

OFF-BALANCE SHEET ACTIVITIES (concluded)

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure under FIN 45, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,456 and $3,167 at December 31, 2008 and 2007, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2008 and 2007 was insignificant.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2008, future minimum operating lease commitments pertaining to banking premises are as follows:

2009	$417
2010	403
2011	401
2012	353
2013	375
Thereafter	5,016

$6,965

The leases contain options to extend for periods from one to five years. Total rent expense for the years ended December 31, 2008, 2007, and 2006 approximated $308, $261, and $246, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2008 will have no material effect on the Company’s consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (continued)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:

Total Capital to Risk Weighted Assets
Company	$98,762	23.6%	$33,492	8.0%	N/A	N/A
Bank	$82,546	19.8%	$33,340	8.0%	$41,675	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,429	22.8%	$16,746	4.0%	N/A	N/A
Bank	$79,213	19.0%	$16,670	4.0%	$25,005	6.0%

Tier 1 Capital to Average Assets
Company	$95,429	18.3%	$20,808	4.0%	N/A	N/A
Bank	$79,213	15.3%	$20,733	4.0%	$25,916	5.0%

As of December 31, 2007:

Total Capital to Risk Weighted Assets
Company	$107,281	28.6%	$30,001	8.0%	N/A	N/A
Bank	$82,391	22.0%	$29,896	8.0%	$37,369	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$104,042	27.7%	$15,000	4.0%	N/A	N/A
Bank	$79,152	21.2%	$14,948	4.0%	$22,422	6.0%

Tier 1 Capital to Average Assets
Company	$104,042	22.7%	$18,305	4.0%	N/A	N/A
Bank	$79,152	17.4%	$18,220	4.0%	$22,775	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The following is a reconciliation of the Company’s equity as disclosed in the balance sheet under U.S. generally accepted accounting principles to regulatory capital as disclosed in the table above.

	December 31,
	2008	2007
Total equity determined under generally accepted accounting principles	$94,017	$104,299
Net unrealized loss (gain) on securities available-for-sale, net of tax	1,420	(234)
Disallowed servicing rights	(8)	(23)

Tier 1 Capital	95,429	104,042
Allowable allowance for loan losses	3,333	3,076
Unrealized gain on available-for-sale equity securities, net of tax	—	163

Total regulatory capital	$98,762	$107,281

14.	COMMON STOCK REPURCHASE PROGRAM

In 2007 and 2008, the Board of Directors authorized three stock repurchase programs (the “Stock Repurchase Programs”) for the purchase of up to approximately 5% of its outstanding common stock. The first repurchase of 371,968 shares was completed in March 2008 at a total cost of approximately $4.9 million or $13.21 per share. The second repurchase of 353,370 shares was completed in August 2008 at a total cost of approximately $4.7 million or $13.26 per share. The third repurchase was approved in August 2008 for 335,000 shares. As of December 31, 2008, the Company has repurchased 217,277 shares of the 335,000 shares from the third buyback at a cost of $2.9 million or $13.26 per share. The third repurchase is expected to be completed in 2009. As of December 31, 2008, the Company repurchased a total of 942,615 shares of common stock at a total cost of $12.5 million or $13.24 per share during 2007 and 2008 for all three buybacks. Any purchase of common stock under the Stock Repurchase Programs will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury.

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25 percent of the first 6 percent of the participant’s compensation contributed to the Plan. For the year ended December 31, 2008, the Company commenced contributions of 3% of compensation for all participating employees in addition to the match contribution. For the years ended December 31, 2008, 2007, and 2006, expenses attributable to the Plan amounted to $233, $196, and $66, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EMPLOYEE BENEFIT PLANS (continued)

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit pension plan (the “Pension Plan”) through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of December 31, 2008, the Bank had no accrued liability. All funds from the Plan were distributed on July 16, 2008 to all eligible employees who were active when the plan terminated.

Pension cost for the Pension Plan is calculated using the projected unit credit method. The measurement date used to determine pension benefits is October 31. The following table sets forth information regarding the Pension Plan.

	Plan Years Ended October 31,
	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$5,638	$5,660
Actual return on plan assets	157	389
Contributions	781	—
Benefits paid	(6,576)	(411)

Fair value of plan assets at end of year	—	5,638

Change in benefit obligation:
Benefit obligation at beginning of year	6,419	6,441
Service cost	—	—
Interest cost	157	389
Actuarial gain	—	—
Benefits paid	(6,576)	(411)
Amendment	—	—

Benefit obligation at end of year	—	6,419

Funded status and accrued benefit cost recognized in the balance sheet at October 31	$—	$(781)

Accumulated benefit obligation	$—	$6,419

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EMPLOYEE BENEFIT PLANS (continued)

Components of net periodic benefit cost follow:

	Plan Years Ended October 31,
	2008	2007	2006
Service cost	$—	$—	$358
Interest cost	157	389	362
Expected return on plan assets	(157)	(389)	(372)
Recognized net actuarial loss	—	—	33
Amortization of unrecognized transition obligation	—	—	3

Net periodic benefit cost	$—	$—	$384

	2008	2007	2006
Weighted average assumptions used to determine benefit cost were as follows:

Discount rate on benefit cost	4.79%	4.85%	5.75%
Rate of increase in compensation levels	N/A	N/A	4.50%
Expected long-term rate of return on plan assets	4.79%	4.85%	8.00%

Weighted average assumptions used to determine the benefit obligation were as follows:

Discount rate on benefit obligations	N/A	4.85%	4.85%
Rate of increase in compensation levels	N/A	N/A	N/A
N/A = not applicable

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EMPLOYEE BENEFIT PLANS (concluded)

All funds from the plan were distributed during 2008. The composition of the Company’s Pension Plan assets at October 31, 2007, by asset category, is as follows:

Asset Category

Fixed income	100.0%
Domestic equity	—
International equity	—

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

The rate of return for 2008 and 2007 is based on money market rates expected to be earned until distribution. In 2006, the Company’s assumption with respect to long-term rate of return is based on prevailing yields on high quality fixed income investments increased by a premium of 3% to 5% for equity investments.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. There was no effect on the Company’s other comprehensive income as a result of implementing SFAS No. 158 at December 31, 2006 because the funded status of the Company’s postretirement plan was reflected in accrued expenses and other liabilities in the balance sheet prior to implementation and also through December 31, 2006.

The Company provides supplemental life insurance benefits to its key officers. Amounts charged to expense for these benefits were $328, $304 and $280 for the years ended December 31, 2008, 2007 and 2006, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

At December 31, 2008, the remaining principal balance is payable as follows:

Years Ending December 31,
2009	$154
2010	166
2011	180
2012	195
2013	211
Thereafter	4,402

$5,308

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $378, $435, and $441 for the years ended December 31, 2008, 2007, and 2006, respectively.

Shares held by the ESOP include the following at December 31, 2008:

Allocated	88,017
Unallocated	505,878

593,895

The fair value of unallocated shares at December 31, 2008 was $6,020.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

17.	EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2007 Equity Incentive Plan, approved by the Company’s stockholders at the annual meeting of the Company stockholders on May 30, 2007, the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options granted as of December 31, 2008 and December 31, 2007 is five years from the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2008	2007
Expected dividend yield	2.00%	2.00%
Expected term	6.5 years	6.5 years
Expected volatility	24.52%	23.00%
Risk-free interest rate	1.99%	5.08%

The expected volatility is based on historical volatility of the Company in 2008 and of a peer group of similar entities in 2007. The risk-free interest rate for the periods within the contractual life of the awards is based on the U.S. Treasury yield in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2008, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2007	693,267	$14.29	9.50
Granted	5,000	$11.02	10.00
Exercised	—	$—	—
Forfeited or expired	26,600	$14.29	9.50

Outstanding at December 31, 2008	671,667	$14.27	8.43	$9,582

Exercisable at December 31, 2008	133,331	$14.29	8.42	$1,905

Exercisable at December 31, 2007	—	$—	—	$—

The Company granted an additional 5,000 stock options in the year ended December 31, 2008 with a fair value of $2.37. The weighted average grant date fair value of options granted during 2008 and 2007 was $3.91 and $3.92, respectively. For the year ended December 31, 2008, share based compensation expense applicable to the plan was $514 and the related tax benefit was $104. For the year ended December 31, 2007, share based compensation expense applicable to the plan was $291 and the related tax benefit was $34. No options were exercised during the year ended December 31, 2007 and 2008. As of December 31, 2008, unrecognized stock-based compensation expense related to non-vested options amounted to $1.9 million. This amount is expected to be recognized over a period of 3.58 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EQUITY INCENTIVE PLAN (concluded)

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The vesting period for all stock awards granted as of December 31, 2007 is five years from the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is recognized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $833 and $283 of related tax benefit in the year ended December 31, 2008. The Company recorded compensation cost related to stock awards of approximately $425 and $148 of related tax benefit in the year ended December 31, 2007. No stock awards were granted prior to July 1, 2007. The fair value of stock awards vested during 2008 was $765. No stock awards vested in 2007. As of December 31, 2008, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $3.0 million is expected to be recognized over a period of 3.57 years.

A summary of the status of the Company’s stock awards as of December 31, 2008, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2007	297,574	$14.29
Granted	—	—
Vested	58,683	$14.29
Forfeited or expired	4,136	$14.29

Outstanding at December 31, 2008	234,755	$14.29

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

18.	OTHER NON-INTEREST EXPENSE

The components of other non-interest expense which are in excess of 1% of total revenues (total interest and dividend income, and non-interest income) and not shown separately in the consolidated statements of operations are as follows for the years ended December 31:

	2008	2007	2006
Advertising	$391	$370	$330

19.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $3,142 and $5,371 at December 31, 2008 and 2007, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2008	2007
Balance at beginning of year	$5,371	$5,162
Additions	595	748
Repayments	(398)	(665)
Change in related party status	(2,426)	126

Balance at end of year	$3,142	$5,371

Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to $3,320 and $7,526, respectively. Repurchase agreements from related parties at December 31, 2008 and 2007 amounted to $0 and $4,176, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

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

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP. The Company did not adopt SFAS No. 159.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value:

Level 1- Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury Notes and U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2- Valuations for assets and liabilities with inputs that are observable either directly or indirectly for substantially the full term or valuations obtained from third party pricing services based on quoted market prices for comparable assets or liabilities. Level 2 also included assets and liabilities traded in inactive markets.

Level 3- Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Securities available-for-sale	$5,451	$5,451	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008.

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Impaired loans	$106	$—	$106	$—

In accordance with the provisions of SFAS No. 114, a valuation reserve of $110,000 as of December 31, 2008 was included in the allowance for loan losses, for the above impaired loans. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, excludes certain financial instruments and all non financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

(Dollars in Thousands, Except Per Share Amounts)

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,073	$23,073	$23,521	$23,521
Securities available-for-sale	5,451	5,451	7,864	7,864
Securities held-to-maturity	49,662	49,673	27,324	27,069
Federal Home Loan Bank stock	4,306	4,306	1,583	1,583
Loans, net	416,261	423,355	379,868	387,434
Accrued interest and dividends receivable	1,577	1,577	1,752	1,752

Financial liabilities:
Deposits	333,448	337,567	324,971	330,583
Mortgagors’ escrow accounts	1,112	1,112	1,103	1,103
Repurchase agreements	21,956	21,956	14,179	14,179
Advances from Federal Home Loan Bank	76,567	78,297	17,774	19,408
Accrued interest payable	138	138	41	41

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

22.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2008 and 2007:

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$6,322	$6,295	$6,541	$6,399	$6,375	$6,623	$6,552	$6,556
Interest expense	2,896	2,652	2,912	2,730	2,847	2,946	3,010	2,981

Net interest and dividend income	3,426	3,643	3,629	3,669	3,528	3,677	3,542	3,575
Provision for loan losses	10	262	34	9	101	113	—	9
Net (loss) gain on sales of securities available-for-sale	15	100	(148)	(24)	296	293	126	121
Fees and other non-interest income	538	578	601	568	427	503	444	512
Non-interest expenses	3,697	3,883	3,986	4,317	3,290	3,462	3,664	3,787
Income tax provision	84	48	218	26	305	308	100	305

Net income (loss)	$188	$128	$(156)	$(139)	$555	$590	$348	$107

Earnings (loss) per share:
Basic	$0.03	$0.02	$(0.03)	$(0.02)	$0.08	$0.09	$0.05	$0.02
Diluted	$0.03	$0.02	$(0.03)	$(0.02)	$0.08	$0.09	$0.05	$0.02

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

23.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
	2008	2007
BALANCE SHEETS

Assets
Cash and cash equivalents	$5,740	$17,045
Investment in common stock of Chicopee Savings Bank	79,982	79,409
Investment in common stock of Chicopee Funding Corporation	6,969	6,562
Other assets	1,483	1,340

Total assets	$94,174	$104,356

Liabilities and Stockholders’ Equity
Total liabilities	$157	$57
Stockholders’ equity	94,017	104,299

Total liabilities and stockholders’ equity	$94,174	$104,356

	Years Ended December 31,
	2008	2007	2006
STATEMENTS OF OPERATIONS

Interest income	$261	$885	$—
Non-interest income	2	—	$232
Operating expenses	1,068	1,153	5,706

Loss before income taxes and equity in undistributed net income of subsidiaries	(805)	(268)	(5,474)
Applicable income tax expense (benefit)	81	230	(1,254)

Loss before equity in undistributed net income of subsidiaries	(886)	(498)	(4,220)
Equity in undistributed net income of Chicopee Savings Bank	501	1,686	1,487
Equity in undistributed net income of Chicopee Funding Corporation	407	412	199

Net income (loss)	$22	$1,600	$(2,534)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
	2008	2007	2006
STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
Net income (loss)	$22	$1,600	$(2,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of Chicopee Savings Bank	(501)	(1,686)	(1,487)
Equity in undistributed net income of Chicopee Funding Corporation	(407)	(412)	(199)
Deferred income tax expense (benefit)	300	(145)	(1,014)
Decrease (increase) in accrued interest receivable	1	69	(70)
Decrease (increase) in other assets	(350)	345	(506)
Increase in other liabilities	100	58	—
Contribution of common stock to Charitable Foundation	—	—	5,511
Change in unearned compensation	1,725	1,152	441

Net cash provided by operating activities	890	981	142

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(1,725)	(7,653)	(24,998)
Initial investment in Chicopee Funding Corporation	—	—	(5,951)
Purchases of securities held-to-maturity	(731)	(5,983)	(28,103)
Maturities of securities held-to-maturity	636	10,983	23,083

Net cash used in investing activities	(1,820)	(2,653)	(35,969)

Cash flows from financing activities
Issuance of common stock for initial public offering net of costs	—	—	66,968
Stock purchased for ESOP	—	—	(5,951)
Stock purchased for treasury	(10,375)	(2,108)	—
Stock purchased for restricted stock awards	—	(4,365)	—

Net cash provided by (used in) financing activities	(10,375)	(6,473)	61,017

Net increase (decrease) in cash and cash equivalents	(11,305)	(8,145)	25,190

Cash and cash equivalents at beginning of year	17,045	25,190	—

Cash and cash equivalents at end of year	$5,740	$17,045	$25,190