Form 10-Q
period 2009-03-31
CHICOPEE BANCORP, INC.
filed 2009-05-11
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate be check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009, there were 6,458,853 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	March 31, 2009	December 31, 2008

	(Unaudited)
Assets

Cash and due from banks	$8,179	$21,070
Short-term investments	1,288	1,003
Federal funds sold	16,737	1,000

Total cash and cash equivalents	26,204	23,073

Securities available-for-sale, at fair value	4,427	5,451
Securities held-to-maturity, at cost (fair value $45,877 and $49,673 at March 31, 2009 and December 31, 2008, respectively)	45,676	49,662
Federal Home Loan Bank stock, at cost	4,306	4,306
Loans, net of allowance for loan losses ($3,416 at March 31, 2009 and $3,333 at December 31, 2008)	415,187	416,261
Cash surrender value of life insurance	12,260	12,144
Premises and equipment, net	10,892	10,677
Accrued interest and dividends receivable	1,588	1,577
Deferred income tax asset	2,711	2,434
Other assets	2,158	2,058

Total assets	$525,409	$527,643

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$31,433	$30,921
Interest-bearing	314,756	302,527

Total deposits	346,189	333,448

Securities sold under agreements to repurchase	23,119	21,956
Advances from Federal Home Loan Bank	60,630	76,567
Mortgagors’ escrow accounts	1,478	1,112
Accrued expenses and other liabilities	366	543

Total liabilities	431,782	433,626

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at March 31, 2009 and December 31, 2008)	72,479	72,479
Treasury stock, at cost (979,515 shares at March 31, 2009 and 942,615 shares at December 31, 2008)	(12,889)	(12,483)
Additional paid-in-capital	1,305	1,168
Unearned compensation (restricted stock awards)	(2,900)	(3,107)
Unearned compensation (Employee Stock Ownership Plan)	(4,984)	(5,059)
Retained earnings	42,553	42,439
Accumulated other comprehensive loss	(1,937)	(1,420)

Total stockholders’ equity	93,627	94,017

Total liabilities and stockholders’ equity	$525,409	$527,643

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Loans, including fees	$5,898	$5,935
Interest and dividends on securities	177	316
Other interest-earning assets	3	138

Total interest and dividend income	6,078	6,389

Interest expense:
Deposits	1,880	2,647
Securities sold under agreements to repurchase	59	90
Other borrowed funds	405	159

Total interest expense	2,344	2,896

Net interest income	3,734	3,493
Provision for loan losses	94	10

Net interest income, after provision for loan losses	3,640	3,483

Non-interest income:
Service charges, fees and commissions	452	477
Loan sales and servicing, net of amortization	199	(6)
Net gain on sales of securities available-for-sale	36	15

Total non-interest income	687	486

Non-interest expenses:
Salaries and employee benefits	2,352	2,221
Occupancy expenses	468	289
Furniture and equipment	278	233
Data processing	279	205
Stationery, supplies and postage	106	85
Other non-interest expense	729	664

Total non-interest expenses	4,212	3,697

Income before income taxes	115	272
Income tax expense	1	84

Net income	$114	$188

Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Adjusted weighted average shares outstanding:
Basic	5,741,744	6,317,296
Diluted	5,741,744	6,330,306

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

Comprehensive loss:
Net income	—	—	—	—	—	114	—	114
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $277)	—	—	—	—	—	—	(517)	(517)

Total comprehensive loss								(403)

Treasury stock purchased (36,900 shares)	—	(406)	—	—	—	—	—	(406)
Change in unearned compensation:
Stock option expense	—	—	129	—	—	—	—	129
Restricted stock award expense	—	—	—	207	—	—	—	207
Common stock held by ESOP committed to be released	—	—	8	—	75	—	—	83

Balance at March 31, 2009	$72,479	$(12,889)	$1,305	$(2,900)	$(4,984)	$42,553	$(1,937)	$93,627

Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

Comprehensive loss:
Net income	—	—	—	—	—	188	—	188
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $143)	—	—	—	—	—	—	(267)	(267)

Total comprehensive loss								(79)

Treasury stock purchased (316,968 shares)	—	(4,118)	—	—	—	—	—	(4,118)
Change in unearned compensation:
Stock option expense	—	—	100	—	—	—	—	100
Restricted stock award expense	—	—	—	204	—	—	—	204
Common stock held by ESOP committed to be released	—	—	19	—	74	—	—	93

Balance at March 31, 2008	$72,479	$(6,226)	$692	$(3,736)	$(5,282)	$42,605	$(33)	$100,499

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$114	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	168
Provision for loan losses	94	10
Increase in cash surrender value of life insurance	(116)	(117)
Realized gains on investment securities, net	(36)	(15)
Realized gains on sales of mortgages	112	3
(Increase) decrease in other assets	(100)	109
(Increase) decrease in accrued interest receivable	(11)	181
Decrease in other liabilities	(178)	(334)
Change in unearned compensation	419	397

Net cash provided by operating activities	554	590

Cash flows from investing activities:
Additions to premises and equipment	(484)	(327)
Loan originations and principal collections, net	868	(5,544)
Proceeds from sales of securities available-for-sale	339	1,230
Purchases of securities available-for-sale	(73)	(1,451)
Purchases of securities held-to-maturity	(28,100)	(48,540)
Maturities of securities held-to-maturity	32,100	46,365

Net cash provided (used) by investing activities	4,650	(8,267)

Cash flows from financing activities:
Net increase in deposits	12,741	7,143
Net increase in securities sold under agreements to repurchase	1,163	5,172
Proceeds from long-term FHLB advances	—	15,000
Payments on long-term FHLB advances	(937)	(677)
Net decrease in other short-term borrowings	(15,000)	(5,000)
Stock purchased for treasury	(406)	(4,118)
Net increase in escrow funds held	366	332

Net cash (used) provided by financing activities	(2,073)	17,852

Net increase in cash and cash equivalents	3,131	10,175

Cash and cash equivalents at beginning of year	23,073	23,521

Cash and cash equivalents at end of period	$26,204	$33,696

Supplemental cash flow information:
Interest paid on deposits	$1,880	$2,647
Interest paid on borrowings	464	249
Income taxes paid	20	175

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2009 and 2008

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Earnings per share is computed as follows:

	Three Months Ended March 31,
	2009	2008
Net income (in thousands)	$114	$188

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(956,991)	(288,863)
Less: average number of unallocated ESOP shares	(505,878)	(535,635)
Less: average number of nonvested restricted stock awards	(234,755)	(297,574)

Adjusted weighted average number of common shares outstanding	5,741,744	6,317,296
Plus: dilutive nonvested restricted stock awards	—	13,010

Weighted average number of diluted shares outstanding	5,741,744	6,330,306

Net income per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

There were 671,667 and 666,667 stock options that were not included in the diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively because their effect is anti-dilutive. In addition, there were 234,755 and 293,438 stock awards that were not included in the diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively because their effect is anti-dilutive.

3.	Equity Incentive Plan

Stock Options

Under the Company’s 2007 Equity Incentive Plan, the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The stock options vest over five years in five equal installments on each anniversary of the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield	2.00%	2.00%
Expected term	6.5 years	6.5 years
Expected volatility	24.52%	23.00%
Risk-free interest rate	1.99%	5.08%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free ratio for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of March 31, 2009, and changes during the three months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	671,667	$14.27	8.43
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2009	671,667	$14.27	8.19	$9,582

Exercisable at March 31, 2009	133,331	$14.29	8.18	$1,905

The weighted-average grant-date fair value of options granted during 2008 and 2007 was $3.91 and $3.92, respectively. For the three months ended March 31, 2009, share based compensation expense applicable to the plan was $129 and the related tax benefit was $26. No options have vested as of March 31, 2009 and no options were granted prior to July 1, 2007. As of March 31, 2009, unrecognized stock-based compensation expense related to nonvested options amounted to $1.7 million. This amount is expected to be recognized over a period of 3.33 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2009 is $14.29. The Company recorded compensation cost related to stock awards of approximately $207 and $70 of related tax benefit in the three months ended March 31, 2009. Stock awards with a fair value of $765 vested during 2008. No stock awards have vested during 2009 and no stock awards were granted prior to July 1, 2007. As of March 31, 2009, unrecognized stock-based compensation expense related to nonvested restricted stock awards amount to $2.8 million. This amount is expected to be recognized over a period of 3.32 years.

A summary of the status of the Company’s stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Balance at December 31, 2008	234,755	$14.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance at March 31, 2009	234,755	$14.29

4.	Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interest that Continue to be held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Statement will be effective for interim and annual reporting periods ending after December 15, 2008. Management has implemented this guidance and is currently reviewing the Company’s securities portfolio in accordance with this FSP.

In April 2009, FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This Statement will be effective for interim and annual reporting periods ending after June 15, 2009. This Statement does not require any new fair value measurements. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In April 2009, FASB issued FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold. This Statement will be effective for interim and annual reporting periods ending after June 15, 2009. Currently, the bank does not hold any other-than-temporary impaired securities. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In April 2009, FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This Statement will be effective for interim and annual reporting periods ending after June 15, 2009. Management will be adding this disclosure to the Company’s quarterly reports beginning with the quarter ending June 30, 2009.

5.	Comprehensive Income or Loss

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income or loss. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on securities available-for-sale, are not reflected in the statement of income, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the statement of financial condition (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income or loss, comprises the Company’s total comprehensive loss.

Comprehensive loss is comprised of the following:

	Three Months Ended March 31,
	2009	2008
	(Dollars In Thousands)
Net income	$114	$188
Other comprehensive loss, net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	(758)	(395)
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	(36)	(15)
Tax effect	277	143

Other comprehensive loss, net of tax	(517)	(267)

Total comprehensive loss	$(403)	$(79)

6.	Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of March 31, 2009, the Bank had no accrued liability. All funds from the Plan were distributed on July 16, 2008 to all eligible employees who were active when the plan terminated.

For the three months ended March 31, 2008 the components of the net periodic benefit cost are:

Three Months Ended March 31, 2008

Service cost	$—
Interest cost	51
Amortization of transition obligation	—
Expected return on assets	(51)
Recognized net actuarial loss	—

Net periodic benefit cost	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%

7.	Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars In Thousands)
Assets
Securities available-for-sale	$4,427	$4,427	$—	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars In Thousands)
Assets
Securities available-for-sale	$5,451	$5,451	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2009.

	Fair Value Measurements Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$386	$—	$386	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$106	$—	$106	$—

In accordance with the provisions of SFAS No. 114, a valuation reserve of $153,000 as of March 31, 2009 and $110,000 as of December 31, 2008 was included in the allowance for loan losses, for the above impaired loans. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2009 and 2008, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2008 Annual Report on Form 10-K under “Item 1A-Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At March 31, 2009, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield; all in Western Massachusetts.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

The Company’s assets decreased $2.2 million, or 0.4%, to $525.4 million at March 31, 2009 as compared to $527.6 million at December 31, 2008, primarily as a result of a decrease in held-to-maturity securities of $4.0 million, a decrease in net loans of $1.1 million, and an increase in cash and cash equivalents of $3.1 million. The decrease in held-to-maturity securities is primarily due maturities of U.S. Treasury securities. Total net loans decreased to $415.2 million from $416.3 million as of December 31, 2008, with one-to-four family loans decreasing $3.0 million, or 1.8%, and construction loans increasing $1.7 million, or 4.2%.

The balance sheet compression was also a result of paying down $15.9 million in Federal Home Loan Bank advances. Deposits increased $12.7 million to $346.2 million, compared to $333.4 million as of December 31, 2008. Core deposits, which exclude certificates of deposit, increased $13.5 million, or 10.2%, to $146.1 million at March 31, 2009 from $132.6 million at December 31, 2008 as a result of successful business development efforts. Certificates of deposit balances decreased $767,000, or 0.4%, to $200.1 million at March 31, 2009 due to the decreasing rate environment.

Total stockholders’ equity decreased $390,000, or 0.4%, to $93.6 million at March 31, 2009 from December 31, 2008, resulting mainly from the purchase of 36,900 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $406,000. Partially offsetting the decrease was net income of $114,000 during the period.

Lending Activities

At March 31, 2009, the Company’s net loan portfolio was $415.2 million, or 79.0% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$162,050	38.9%	$165,072	39.4%
Multi-family	11,310	2.7%	11,459	2.7%
Commercial	113,988	27.4%	114,875	27.4%
Construction	43,371	10.4%	41,629	10.0%

Total real estate loans	330,719	79.4%	333,035	79.5%

Consumer loans:
Home equity	10,250	2.5%	9,463	2.3%
Second mortgages	17,032	4.0%	17,840	4.2%
Other	3,964	1.0%	3,926	1.0%

Total consumer loans	31,246	7.5%	31,229	7.5%

Commercial loans	54,728	13.1%	54,255	13.0%

Total loans	416,693	100.0%	418,519	100.0%

Undisbursed portion of loans in process	915		72
Net deferred loan origination costs	995		1,003
Allowance for loan losses	(3,416)		(3,333)

Loans, net	$415,187		$416,261

The Company’s net loan portfolio decreased $1.1 million, or 0.3%, during the first three months of 2009 primarily due to pay downs in residential real estate lending.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	March 31, 2009	December 31, 2008

	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage	$2,418	$2,595
Construction	—	97
Commercial	249	139
Consumer	200	85

Total	2,867	2,916
Real estate owned, net	269	269

Total nonperforming assets	$3,136	$3,185

Total nonperforming loans as a percentage of total loans (1) (2)	0.68%	0.69%
Total nonperforming assets as a percentage of total assets (2)	0.60%	0.60%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

Nonaccrual loans remained consistent at $2.9 million for the periods of March 31, 2009 and December 31, 2008.

Allowance for Loan Losses

Management prepares a loan loss analysis on a quarterly basis. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations. The allowance for loan losses is maintained at an amount that management considers appropriate to cover estimated losses in the loan portfolio based on management’s on-going evaluation of the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, existing loan-to-value ratios, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses is appropriate to cover probable losses inherent in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Three Months Ended March 31,
	2009	2008
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$3,333	$3,076

Charged-off loans:
Real estate	—	—
Commercial	—	—
Consumer	16	15

Total charged-off loans	16	15

Recoveries on loans previously charged-off:
Real estate	—	—
Commercial	—	—
Consumer	5	2

Total recoveries	5	2

Net loan charge-offs	11	13
Provision for loan losses	94	10

Allowance for loan losses, end of period	$3,416	$3,073

Net loan charge-offs to average loans, net	0.01%	0.01%
Allowance for loan losses to total loans (1)	0.82%	0.79%
Allowance for loan losses to nonperforming loans (2)	119.15%	225.96%
Recoveries to charge-offs	31.25%	13.33%

(1)	Total loans includes loans, plus unadvanced loan funds in process, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investment Activities

At March 31, 2009, the Company’s investment securities portfolio amounted to $50.1 million, or 9.5% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars In Thousands)
Securities available-for-sale:
Marketable equity securities	$7,401	$4,427	$7,632	$5,451

Total equity securities	7,401	4,427	7,632	5,451

Securities held-to-maturity:
Debt securities of U.S. government sponsored enterprises	28,878	28,898	27,164	27,189
U.S. Treasury securities	6,298	6,298	11,997	12,000
Corporate and industrial revenue bonds	4,061	4,061	4,060	4,060
Collateralized mortgage obligations	6,439	6,620	6,441	6,424

Total securities held-to-maturity	45,676	45,877	49,662	49,673

Total	$53,077	$50,304	$57,294	$55,124

(1)	Does not include investments in FHLB-Boston stock totaling $4.3 million at March 31, 2009 and December 31, 2008.

Fair market value of securities available-for-sale decreased $1.0 million, or 18.79%, to $4.4 million at March 31, 2009 primarily due to market conditions and $340,000 of securities sold. Held-to-maturity securities decreased $4.0 million or 8.0% to $45.7 million due to maturities of U.S. Treasury securities.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated.

	March 31, 2009		December 31, 2008
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits

	(Dollars In Thousands)
Demand deposits	$31,433	9.08%	$30,921	9.27%
NOW accounts	15,529	4.49%	14,692	4.41%
Passbook accounts	41,644	12.03%	39,668	11.90%
Money market deposit accounts	57,484	16.60%	47,301	14.19%
Certificates of deposit	200,099	57.80%	200,866	60.24%

Total deposits	$346,189	100.00%	$333,448	100.00%

Deposits grew $12.7 million, or 3.8%, to $346.2 million at March 31, 2009 from $333.4 million at December 31, 2008. The growth in demand deposit, passbook, and money market deposit accounts reflects the success of sales and marketing efforts. Certificates of deposit balances decreased $767,000, or 0.4%, to $200.1 million at March 31, 2009 largely due to the decreasing rate environment.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	March 31, 2009	December 31, 2008

	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	71,258	76,567
Securities sold under agreements to repurchase	27,334	38,557
Other borrowings	—	50
Average advances outstanding during the period:
FHLB Advances	67,178	45,872
Securities sold under agreements to repurchase	23,313	23,191
Other borrowings	—	25
Weighted average interest rate during the period:
FHLB Advances	2.45%	3.16%
Securities sold under agreements to repurchase	1.03%	1.50%
Other borrowings	0.00%	7.00%
Balance outstanding at end of period:
FHLB Advances*	60,630	76,567
Securities sold under agreements to repurchase	23,119	21,956
Other borrowings	—	—
Weighted average interest rate at end of period:
FHLB Advances	2.59%	2.24%
Securities sold under agreements to repurchase	1.00%	1.25%
Other borrowings	0.00%	0.00%

*	Balance includes a one time put option of $5.0 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General

Net income decreased $74,000, to $114,000 for the quarter ended March 31, 2009 compared to $188,000 for the same quarter last year. The decrease in net income for the first quarter of 2009 was primarily as a result of the narrowing of the net interest margin and an increase in salaries and employee benefits expense and occupancy expenses relating to the Bank’s expansion that included two additional branch locations.

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

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$53,804	$214	1.61%	$37,721	$355	3.79%
Loans:
Residential real estate loans	176,300	2,480	5.70%	168,837	2,469	5.88%
Commercial real estate loans	157,447	2,386	6.15%	141,042	2,310	6.59%
Consumer loans	31,294	404	5.24%	26,976	426	6.35%
Commercial loans	55,490	628	4.59%	45,859	730	6.40%

Loans, net	420,531	5,898	5.69%	382,714	5,935	6.24%
Other	12,310	3	0.10%	14,498	138	3.83%

Total interest-earning assets	486,645	6,115	5.10%	434,933	6,428	5.94%

Noninterest-earning assets	38,913			26,488

Total assets	$525,558			$461,421

Interest-bearing liabilities:
Deposits:
Money market accounts	$49,312	$109	0.90%	$36,864	$243	2.65%
Savings accounts (2)	41,179	42	0.41%	40,480	76	0.76%
NOW accounts	15,267	18	0.48%	14,224	15	0.42%
Certificates of deposit	202,580	1,711	3.43%	204,353	2,313	4.55%

Total interest-bearing deposits	308,338	1,880	2.47%	295,921	2,647	3.60%
FHLB advances	67,178	405	2.44%	17,751	158	3.58%
Securities sold under agreement to repurchase	23,313	59	1.03%	17,055	90	2.12%
Other borrowings	—	—	0.00%	45	1	7.68%

Total interest-bearing borrowings	90,491	464	2.08%	34,851	249	2.87%

Total interest-bearing liabilities	398,829	2,344	2.37%	330,772	2,896	3.52%

Demand deposits	32,030			26,686
Other noninterest-bearing liabilities	324			704

Total liabilities	431,183			358,162
Total stockholders’ equity	94,375			103,259

Total liabilities and stockholders’ equity	$525,558			$461,421

Net interest-earning assets	$87,816			$104,161

Tax equivalent net interest income/interest rate spread (3)		3,771	2.73%		3,532	2.42%

Tax equivalent net interest income as a percentage of interest-earning assets			3.14%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities			122.02%			131.49%

Less: tax equivalent adjustment (1)		(37)			(39)

Net interest income as reported on statement of operations		$3,734			$3,493

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of income.
(2)	Savings accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended March 31, 2009 compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$108	$(249)	$(141)
Loans:
Residential real estate loans	96	(85)	11
Commercial real estate loans	246	(170)	76
Consumer loans	60	(82)	(22)
Commercial loans	134	(236)	(102)

Total loans	536	(573)	(37)
Other	(18)	(117)	(135)

Total interest-earning assets	$626	$(939)	$(313)

Interest-bearing liabilities:
Deposits:
Money market accounts	$63	$(197)	$(134)
Savings accounts (2)	1	(35)	(34)
NOW accounts	1	2	3
Certificates of deposit	(20)	(582)	(602)

Total deposits	45	(812)	(767)
FHLB advances	311	(64)	247
Securities sold under agreement to repurchase	25	(56)	(31)
Other borrowings	0	(1)	(1)

Total interest-bearing borrowings	336	(121)	215

Total interest-bearing liabilities	381	(933)	(552)

Increase (decrease) in net interest income (3)	$245	$(6)	$239

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income increased $241,000, or 6.9%, to $3.7 million for the three months ended March 31, 2009 compared to $3.5 million for the same period in 2008, mainly driven by the decreased interest rate paid on interest-bearing liabilities. Net interest margin decreased 13 basis points to 3.14% for the three months ended March 31, 2009 from the comparable period in 2008 primarily resulting from the decreasing rate environment.

Interest and dividend income, on a tax equivalent basis, declined $313,000, or 4.9%, to $6.1 million for the three months ended March 31, 2009 compared to $6.4 million for the same period last year, largely reflecting growth in average interest-earning assets. Average interest-earning assets totaled $486.6 million for the three months ended March 31, 2009 compared to $434.9 million for the same period last year, an increase of $51.7 million, or 11.9%. Average loans increased $37.8 million, or 9.9%, primarily due to strong originations. Average investment securities increased $16.1 million, or 42.6%, principally reflecting purchases of agencies and U.S. treasury securities. The yield on average interest-earning assets decreased 84 basis points to 5.10% for the three months ended March 31, 2009, principally as a result of lower market rates of interest on investment securities and fed funds. The lower interest rate environment led to an increase in the levels of loan prepayment and refinancing volume.

Total interest expense decreased $552,000, or 19.1%, to $2.3 million for the three months ended March 31, 2009 from $2.9 million for the same period in 2008, resulting primarily from decreased cost of liabilities. Average interest-bearing liabilities increased $68.1 million, or 20.6%, to $398.8 million for the three months ended March 31, 2009 from $330.8 million for the comparable period in 2008 reflecting an increase in interest-bearing borrowings and deposits. Rates paid on average interest-bearing liabilities declined 115 basis points to 2.37% for the first quarter of 2009, largely reflecting the lower market interest rates. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2009 was $94,000 compared to $10,000 for the same period in 2008. The increase in provision for loan losses was due to the increase in general reserve requirement allocation percentages and a slight increase to specific reserve allocations. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income increased $201,000, or 41.4%, to $687,000 for the first quarter of 2009 compared to $486,000 for the same period in 2008. The increase is primarily due to the increase in loan sales and servicing.

Non-interest Expenses

Non-interest expenses increased $530,000, or 14.4%, to $4.2 million for the three months ended March 31, 2009 compared to $3.7 million in the first quarter of 2008. The increase is primarily attributable to occupancy expenses that increased $179,000, or 61.9%, to $468,000 and salaries and employee benefits expense that increased $131,000, or 5.9%, to $2.4 million and for the first quarter of 2009 reflecting the bank’s expansion that included two additional branch locations.

Income Taxes

The Company’s income tax expense decreased $83,000, or 98.8%, to $1,000 for the first quarter of 2009 compared to $84,000 in the first quarter of 2008. The Company’s combined federal and state effective tax rate was 0.9%, down from 30.9% for the same period in 2008. This decrease resulted from the combination of a decrease in taxable income and the impact of tax exempt income.

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

	Three Months Ended March 31,
	2009		2008
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield

Investment securities (non-tax adjustment)	$177	1.33%	$316	3.37%
Tax equivalent adjustment (1)	37		39

Investment securities (tax equivalent basis)	$214	1.61%	$355	3.79%

Net interest income (non-tax adjustment)	$3,734		$3,478
Tax equivalent adjustment (1)	37		39

Net interest income (tax equivalent basis)	$3,771		$3,517

Interest rate spread (no tax adjustment)		2.70%		2.37%
Net interest margin (no tax adjustment)		3.11%		3.22%

(1)	The tax equivalent adjustment is based on a combine federal and state tax rate of 41% for all periods presented

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term investments are primarily comprised of U.S. Treasury and government agencies, which we use primarily for the collateral purposes for sweep accounts maintained by commercial customers. The balance of these investments fluctuates as the aggregate balance of our sweep accounts fluctuates.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents net of reserve requirements totaled $26.2 million. Agencies and U.S. Treasury securities net of pledged securities totaled $7.6 million. Collateralized mortgage obligations totaled $6.4 million. Securities classified as available-for-sale totaled $4.4 million at March 31, 2009. At March 31, 2009, we had the ability to borrow a total of approximately $111.1 million from the Federal Home Loan Bank of Boston. On March 31, 2009, we had $60.6 million of borrowings outstanding. In addition, we had the following available lines of credit: a $4.9 million credit line with the FHLB, a $2.0 million borrowing line of with the Depositors Insurance Fund, and a $3.0 million unsecured line of credit of with Bankers Bank, N.E.

At March 31, 2009, we had $77.9 million in loan commitments outstanding, which consisted of $4.9 million of commitments to grant commercial loans, $13.6 million of commitments to grant mortgage loans, $10.3 million in unadvanced construction loan commitments, $46.5 million in unfunded commitments under lines of credit and $2.6 million in commercial standby letters of credit. Certificates of deposit due within one year of March 31, 2009 totaled $122.9 million, or 61.4%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at March 31, 2009.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2009 and December 31, 2008 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2009

Total Capital to Risk Weighted Assets
Company	$98,967	24.0%	$42,010	8.0%	N/A	N/A
Bank	$82,382	20.1%	$32,802	8.0%	$41,003	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,550	23.2%	$16,462	4.0%	N/A	N/A
Bank	$78,965	19.3%	$16,401	4.0%	$24,602	6.0%

Tier 1 Capital to Average Assets
Company	$95,550	18.2%	$21,005	4.0%	N/A	N/A
Bank	$78,965	15.1%	$20,945	4.0%	$26,182	5.0%

As of December 31, 2008:

Total Capital to Risk Weighted Assets
Company	$98,762	23.6%	$33,492	8.0%	N/A	N/A
Bank	$82,546	19.8%	$33,340	8.0%	$41,675	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,429	22.8%	$16,746	4.0%	N/A	N/A
Bank	$79,213	19.0%	$16,670	4.0%	$25,005	6.0%

Tier 1 Capital to Average Assets
Company	$95,429	18.3%	$20,808	4.0%	N/A	N/A
Bank	$79,213	15.3%	$20,733	4.0%	$25,916	5.0%

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

For the three month periods ended March 31, 2009 and March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at March 31, 2008 through March 31, 2009.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
(Dollars In Thousands)
300 bp	$15,495	$1,091	7.6%
200	$15,251	$847	5.9%
100	$14,793	$389	2.7%
—	$14,404	—	—
(100)	$13,997	$(407)	-2.8%
(200)	$13,645	$(759)	-5.3%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At March 31, 2009, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On August 8, 2008, the Company announced that its Board of Directors authorized a third stock repurchase program (the “Third Stock Repurchase Program”) for the purchase of up to 335,000 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase of up to 200,000 shares under the Third Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Sterne, Agee & Leach, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the first quarter of 2009 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2009	—	$—	217,277	117,723

February 1 - 28, 2009	35,000	10.99	252,277	82,723

March 1 - 31, 2009	1,900	11.26	254,177	80,823

Total	36,900	$11.01	254,177

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: May 7, 2009	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 7, 2009	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)