Form 10-Q
period 2009-06-30
CHICOPEE BANCORP, INC.
filed 2009-08-03
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 30, 2009, there were 6,396,350 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets

Cash and due from banks	$8,958	$21,097
Short-term investments	907	1,003
Federal funds sold	38,459	1,000

Total cash and cash equivalents	48,324	23,100

Securities available-for-sale, at fair value	5,352	5,268
Securities held-to-maturity, at cost (fair value $37,351 and $49,673 at June 30, 2009 and December 31, 2008, respectively)	37,277	49,662
Federal Home Loan Bank stock, at cost	4,306	4,306
Loans, net of allowance for loan losses ($3,475 at June 30, 2009 and $3,333 at December 31, 2008)	414,116	416,076
Loans held for sale	501	185
Other real estate owned	206	269
Bank owned life insurance	12,377	12,144
Premises and equipment, net	10,765	10,677
Accrued interest and dividends receivable	1,458	1,577
Deferred income tax asset	2,428	2,434
Other assets	2,355	2,001

Total assets	$539,465	$527,699

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$35,999	$30,811
Interest-bearing	338,002	303,956

Total deposits	374,001	334,767

Securities sold under agreements to repurchase	15,348	21,956
Federal Home Loan Bank of Boston advances	55,684	76,567
Accrued expenses and other liabilities	242	392

Total liabilities	445,275	433,682

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at June 30, 2009 and December 31, 2008)	72,479	72,479
Treasury stock, at cost (997,015 shares at June 30, 2009 and 942,615 shares at December 31, 2008)	(13,115)	(12,483)
Additional paid-in-capital	1,456	1,168
Unearned compensation (restricted stock awards)	(2,692)	(3,107)
Unearned compensation (Employee Stock Ownership Plan)	(4,910)	(5,059)
Retained earnings	42,380	42,439
Accumulated other comprehensive loss	(1,408)	(1,420)

Total stockholders’ equity	94,190	94,017

Total liabilities and stockholders’ equity	$539,465	$527,699

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$5,922	$5,971	$11,820	$11,906
Interest and dividends on securities	203	347	380	663
Other interest-earning assets	7	35	7	172

Total interest and dividend income	6,132	6,353	12,207	12,741

Interest expense:
Deposits	1,822	2,251	3,702	4,897
Securities sold under agreements to repurchase	55	90	114	180
Other borrowed funds	401	311	806	470

Total interest expense	2,278	2,652	4,622	5,547

Net interest income	3,854	3,701	7,585	7,194
Provision for loan losses	71	262	165	272

Net interest income, after provision for loan losses	3,783	3,439	7,420	6,922

Non-interest income:
Service charges, fees and commissions	352	404	686	764
Loan sales and servicing, net of amortization	237	(1)	436	(7)
Net gain (loss) on sales of securities available-for-sale	(9)	100	27	115
Income from bank owned life insurance	116	117	232	234

Total non-interest income	696	620	1,381	1,106

Non-interest expenses:
Salaries and employee benefits	2,586	2,361	4,938	4,582
Occupancy expenses	391	278	858	567
Furniture and equipment	313	231	591	464
FDIC insurance assessment	285	10	308	19
Data processing	255	208	534	413
Professional fees	154	176	289	310
Advertising	117	117	227	227
Other than temporary impairment charge	106	—	106	—
Stationery, supplies and postage	98	84	205	169
Other non-interest expense	498	418	954	829

Total non-interest expense	4,803	3,883	9,010	7,580

Income (loss) before income taxes	(324)	176	(209)	448
Income tax expense (benefit)	(150)	48	(150)	131

Net income (loss)	$(174)	$128	$(59)	$317

Earnings (loss) per share: (1)
Basic	$(0.03)	$0.02	$(0.01)	$0.05
Diluted	$(0.03)	$0.02	$(0.01)	$0.05

Adjusted weighted average shares outstanding:
Basic	5,715,068	6,029,026	5,728,305	6,173,161
Diluted	5,715,068	6,070,240	5,728,305	6,208,951

(1)	Common stock equivalents are excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2009, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

Comprehensive loss:
Net loss						(59)		(59)
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $7)							12	12

Total comprehensive loss								(47)

Treasury stock purchased (54,400 shares)		(632)						(632)
Change in unearned compensation:
Stock option expense			260					260
Restricted stock award expense				415				415
Common stock held by ESOP committed to be released			28		149			177

Balance at June 30, 2009	$72,479	$(13,115)	$1,456	$(2,692)	$(4,910)	$42,380	$(1,408)	$94,190

Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

Comprehensive loss:
Net income						317		317
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $224)							(418)	(418)

Total comprehensive loss								(101)

Treasury stock purchased (496,968 shares)		(6,518)						(6,518)
Change in unearned compensation:
Stock option expense			231					231
Restricted stock award expense				413				413
Common stock held by ESOP committed to be released			44		148			192

Balance at June 30, 2008	$72,479	$(8,626)	$848	$(3,527)	$(5,208)	$42,734	$(184)	$98,516

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(59)	$317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	699	446
Provision for loan losses	165	272
Increase in cash surrender value of life insurance	(233)	(234)
Realized gain on investment securities, net	(27)	(115)
Realized gains on sales of mortgages	261	6
Realized losses on disposal of property and equipment	—	1
Decrease (increase) in other assets	(354)	215
Decrease in accrued interest receivable	119	245
Net change in loans originated for resale	(316)	—
Decrease in OREO	63	—
Decrease in other liabilities	(150)	(852)
Other than temporary impairment charge	106	—
Change in unearned compensation	852	836

Net cash provided by operating activities	1,126	1,137

Cash flows from investing activities:
Additions to premises and equipment	(628)	(1,337)
Loan originations and principal collections, net	1,532	(28,786)
Proceeds from sales of securities available-for-sale	358	1,719
Proceeds from securities held-to-maturity	26	—
Purchases of securities available-for-sale	(501)	(3,616)
Purchases of securities held-to-maturity	(58,400)	(176,204)
Maturities of securities held-to-maturity	70,600	159,714

Net cash provided (used) by investing activities	12,987	(48,510)

Cash flows from financing activities:
Net increase (decrease) in deposits	39,234	(3,118)
Net increase (decrease) in securities sold under agreements to repurchase	(6,608)	13,137
Proceeds from long-term FHLB advances	11,000	15,000
Payments on long-term FHLB advances	(1,883)	(1,359)
Net increase (decrease) in other short-term borrowings	(30,000)	35,000
Stock purchased for treasury	(632)	(6,518)

Net cash provided by financing activities	11,111	52,142

Net increase in cash and cash equivalents	25,224	4,769

Cash and cash equivalents at beginning of period	23,100	23,521

Cash and cash equivalents at end of period	$48,324	$28,290

Supplemental cash flow information:
Interest paid on deposits	$3,702	$4,897
Interest paid on borrowings	789	650
Income taxes paid	61	775

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2009 and 2008

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of June 30, 2009 and for the periods ended June 30, 2009 and 2008 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Earnings per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss) (in thousands)	$(174)	$128	$(59)	$317

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(983,667)	(577,133)	(970,430)	(432,998)
Less: average number of unallocated ESOP shares	(505,878)	(535,635)	(505,878)	(535,635)
Less: average number of nonvested restricted stock awards	(234,755)	(297,574)	(234,755)	(297,574)

Adjusted weighted average number of common shares outstanding	5,715,068	6,029,026	5,728,305	6,173,161
Plus: dilutive nonvested restricted stock awards	—	41,214	—	35,790

Weighted average number of diluted shares outstanding	5,715,068	6,070,240	5,728,305	6,208,951

Earnings (loss) per share:
Basic	$(0.03)	$0.02	$(0.01)	$0.05
Diluted	$(0.03)	$0.02	$(0.01)	$0.05

There were 671,667 and 666,667 stock options that were not included in the diluted earnings per share for the three and six months ended June 30, 2009 and 2008, respectively, because their effect was anti-dilutive. In addition, there were 234,755 and 252,224 stock awards that were not included in the diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively, because their effect was anti-dilutive. There were 234,755 and 257,648 stock awards that were not included in the diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
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

A summary of options under the Plan as of June 30, 2009, and changes during the six months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2008	671,667	$14.27	8.43
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at June 30, 2009	671,667	$14.27	7.94	$9,582

Exercisable at June 30, 2009	133,331	$14.29	7.93	$1,905

The weighted-average grant-date fair value of options granted during 2008 and 2007 was $3.91 and $3.92, respectively. For the six months ended June 30, 2009, share based compensation expense applicable to the plan was $260,000 and the related tax benefit was $52,000. No options have been exercised as of June 30, 2009 and no options were granted prior to July 1, 2007. As of June 30, 2009, unrecognized stock-based compensation expense related to nonvested options amounted to $1.6 million. This amount is expected to be recognized over a period of 3.08 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2009 is $14.29. The Company recorded compensation cost related to stock awards of approximately $415,000 and $141,000 of related tax benefit in the six months ended June 30, 2009. Stock awards with a fair value of $765 vested during 2008. No stock awards have vested during 2009 and no stock awards were granted prior to July 1, 2007. As of June 30, 2009, unrecognized stock-based compensation expense related to nonvested restricted stock awards amount to $2.6 million. This amount is expected to be recognized over a period of 3.07 years.

A summary of the status of the Company’s stock awards as of June 30, 2009, and changes during the six months then ended, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Balance at December 31, 2008	234,755	$14.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance at June 30, 2009	234,755	$14.29

4.	Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income previously reported.

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,
	2009	2008
	(Dollars In Thousands)
Net income (loss)	$(174)	$128
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	804	(132)
Reclassification adjustment for (gain) loss on sale of available-for-sale securities included in net income (loss)	9	(100)
Tax effect	(283)	81

Other comprehensive income (loss), net of tax	530	(151)

Total comprehensive income (loss)	$356	$(23)

	Six Months Ended June 30,
	2009	2008
	(Dollars In Thousands)
Net income (loss)	$(59)	$317
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	46	(527)
Reclassification adjustment for gain on sale of available-for-sale securities included in net income (loss)	(27)	(115)
Tax effect	(7)	224

Other comprehensive income (loss), net of tax	12	(418)

Total comprehensive loss	$(47)	$(101)

6.	Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of June 30, 2009, the Bank had no accrued liability. All funds from the Plan were distributed on July 16, 2008 to all eligible employees who were active when the plan terminated.

For the three and six months ended June 30, 2008 the components of the net periodic benefit cost are as follows:

Three Months Ended June 30, 2008
(Dollars In Thousands)
Service cost	$—
Interest cost	51
Amortization of transition obligation	—
Expected return on assets	(51)
Recognized net actuarial loss	—

Net periodic benefit cost	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%

Six Months Ended June 30, 2008
(Dollars In Thousands)
Service cost	$—
Interest cost	102
Amortization of transition obligation	—
Expected return on assets	(102)
Recognized net actuarial loss	—

Net periodic benefit cost	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%

7.	Unrealized losses on Investment Securities

Management conducts, at least on a quarterly basis, a review of our investment securities including available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is other-than-temporary impairment (“OTTI”). Securities are evaluated individually based on guidelines established by SAB 59 and SAS No. 92 and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; and (4) whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions.

Declines in the fair value of securities below their cost that are deemed to be other than temporarily impaired, are recognized through earnings as realized losses in the period in which the impairment is identified.

The following table presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$2,610	$(1,032)	$1,889	$(1,297)	$4,499	$(2,329)
U.S. Treasury securities	6,097	(1)	—	—	6,097	(1)

Total temporarily impaired securities	$8,707	$(1,033)	$1,889	$(1,297)	$10,596	$(2,330)

	December 31, 2008
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$3,204	$(1,486)	$1,391	$(884)	$4,595	$(2,370)
Collateralized mortgage obligations	—	—	3,501	(29)	3,501	(29)

Total temporarily impaired securities	$3,204	$(1,486)	$4,892	$(913)	$8,096	$(2,399)

Unrealized losses within the U.S. Treasury securities category at June 30, 2009, relate to three U.S. Treasury securities of which all had losses for less than 12 months. The losses were less than $1,000. Unrealized losses within the collateralized mortgage obligations category at December 31, 2008, relate to 15 securities of which all had continuous losses for more than one year. Management reviews these securities on a regular basis for OTTI and considers if the issuer is an agency sponsored by the U.S.

Government and whether downgrades by rating agencies have occurred. The primary cause for unrealized losses within the debt securities categories is the impact movement in interest rates have had in comparisons with the underlying yields on these securities. Since the unrealized losses are related to the interest rate environment and management has the ability to hold debt securities to maturity, or the foreseeable future, no declines are considered by management to be other than temporary.

Marketable Equity Securities.

Unrealized losses within the marketable equity securities category at June 30, 2009 relate to 111 securities, or 60 companies, of which 52 securities, or 29 companies, had continuous losses for more than one year. The total unrealized loss on equities decreased $41,000 since December 31, 2008. Unrealized loss as a percent of cost was 34.1%. Unrealized losses within the marketable equity securities category at December 31, 2008 relate to 111 securities, or 65 companies, of which 37 securities, or 21 companies, had continuous losses for more than one year. Unrealized loss as a percent of cost was 34.0%.

The Company’s investments in marketable equity securities in an unrealized loss position greater than 12 months are distributed in a well diversified portfolio consisting of 11 industries. The Company has securities invested in the financial industry, representing six companies; or 10% of the equity portfolio ($520,000 of the fair value and $230,000 of the total unrealized losses greater than 12 months). The severity of the impairment is approximately 35% to 86% of fair value less than cost, or an average of 69 percent. The Company has securities invested in the consumer staples industry, representing three companies; or 5% of the equity portfolio ($258,000 of the fair value and $82,000 of the total unrealized losses greater than 12 months). The severity of the impairment, on average, is approximately 76% of fair value less than cost. The Company has securities invested in the consumer discretionary industry, representing five companies; or 5% of the equity portfolio ($246,000 of the fair value and $268,000 of the total unrealized losses greater than 12 months). The severity of the impairment, on average, is approximately 48% of fair value less than cost. The Company has securities invested in the materials industry, representing three companies; or 3% of the equity portfolio ($134,000 of the fair value and $180,000 of the total unrealized losses greater than 12 months). The severity of the impairment, on average, is approximately 43% of fair value less than cost. The Company has securities invested in the industrial industry, representing two companies; or 3% of the equity portfolio ($147,000 of the fair value and $174,000 of the total unrealized losses greater than 12 months). The severity of the impairment, on average, is approximately 46% of fair value less than cost. The Company has securities invested in the health care industry, representing three companies; or 3% of the equity portfolio ($187,000 of the fair value and $113,000 of the total unrealized losses greater than 12 months). The severity of the impairment, on average, is approximately 62% of fair value less than cost. The severity of the impairments for all industries, except health care, correlate with general market conditions, which reflect prospects for the economy as a whole. Pharmaceutical companies are experiencing declines in stock value mostly due to patent expirations and uncertainty regarding health care reform.

During the three months ended June 30, 2009, management determined that one of the companies in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $106,000. The security was deemed to be other-than-temporarily impaired as a result of the combined factors of percentage and length of time that the security has been below book value and because the Company does not expect the current price of the security to improve meaningfully over the near-term.

The Company evaluated the near-term prospects of the remaining issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

8.	Fair Value of Financial Instruments

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale	$5,352	$5,352	$—	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale	$5,268	$5,268	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	Fair Value Measurements Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$9,523	$—	$9,523	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$6,869	$—	$6,869	$—

In accordance with the provisions for SFAS No. 114, a valuation reserve of $138,000 and $110,000 as of June 30, 2009 and December 31, 2008, respectively was included in the allowance for loan losses for the above impaired loans. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

SFAS No. 107-1 and Accounting Principal Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about the fair value of financial instruments for interim reporting periods. The disclosures exclude certain financial instruments and all non financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,324	$48,324	$23,100	$23,100
Securities available-for-sale	5,352	5,352	5,268	5,268
Securities held-to-maturity	37,277	37,351	49,662	49,673
Federal Home Loan Bank stock	4,306	4,306	4,306	4,306
Loans, net	414,116	411,475	416,076	423,171
Accrued interest and dividends receivable	1,458	1,458	1,577	1,577

Financial liabilities:
Deposits	374,001	370,702	334,767	338,914
Repurchase agreements	15,348	15,348	21,956	21,956
Advances from Federal Home Loan Bank	55,684	56,877	76,567	78,297
Accrued interest payable	131	131	138	138

9.	Subsequent Events

Subsequent events per SFAS No. 165, Subsequent Events, represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.

Specifically, there are two types of subsequent events:

•

Those comprising events or transactions providing additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the financial statement preparation process (referred to as recognized subsequent events).

•	Those comprising events that provide evidence about conditions not existing at the balance sheet date but, rather, that arose after such date (referred to as non-recognized subsequent events).

Subsequent events have been evaluated through July 30, 2009, the date the June 30, 2009 financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2009 and 2008, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At June 30, 2009, we operated out of our main office, lending and operations center, and seven branch offices in Chicopee, Ludlow, South Hadley, Ware, and West Springfield in Western Massachusetts.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

The Company’s assets grew $11.8 million, or 2.2%, to $539.5 million at June 30, 2009 compared to $527.7 million at December 31, 2008, primarily as a result of an increase in cash and cash equivalents of $25.2 million, partially offset by a decrease in held-to-maturity securities of $12.4 million. Total net loans decreased to $414.1 million from $416.1 million as of December 31, 2008, with one-to-four family loans decreasing $9.6 million, partially offset by commercial business loans increasing $4.4 million, and commercial real estate loans increasing $3.5 million.

The balance sheet expansion was funded by an increase in deposits of $39.2 million. Total deposits at June 30, 2009 were $374.0 million compared to $334.8 million at December 31, 2008. During the period, money market accounts and demand deposits increased $23.1 million and $5.2 million, respectively. Certificates of deposit balances increased $8.4 million, or 4.2%, to $209.2 million at June 30, 2009.

Total stockholders’ equity increased $173,000, or 0.2%, to $94.2 million at June 30, 2009 compared to $94.0 million at December 31, 2008, resulting mainly from the decrease in unearned compensation of $564,000, and an increase in additional paid-in-capital of $288,000, partially offset by the purchase of 54,400 shares of the Company’s common stock through the Company’s stock repurchase program at a cost of $632,000, and a net loss of $59,000 for the period. The Company’s book value per share increased to $14.62 at June 30, 2009 compared to $14.47 at December 31, 2008.

Lending Activities

At June 30, 2009, the Company’s net loan portfolio was $414.1 million, or 76.8% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	June 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family¹	$155,320	37.4%	$164,887	39.4%
Multi-family	11,143	2.7%	11,459	2.7%
Home equity	27,423	6.6%	27,303	6.5%
Commercial	118,338	28.4%	114,875	27.5%

Total	312,224	75.1%	318,524	76.1%

Construction-residential	9,561	2.3%	8,431	2.1%
Construction-commercial	31,044	7.5%	33,198	7.9%

Total construction	40,605	9.8%	41,629	10.0%

Total real estate loans	352,829	84.9%	360,153	86.1%

Consumer loans	4,247	1.0%	3,926	0.9%

Commercial loans	58,603	14.1%	54,255	13.0%

Total loans	415,679	100%	418,334	100%

Undisbursed portion of loans in process	932		72
Net deferred loan origination costs	980		1,003
Allowance for loan losses	(3,475)		(3,333)

Loans, net	$414,116		$416,076

¹	Excludes loans held for sale of $501 and $185 at June 30, 2009 and December 31, 2008, respectively.

Net loans decreased $2.0 million, or 0.5%, to $414.1 million at June 30, 2009. The decrease was partially due to the $9.6 million, or 5.8%, decrease in one- to four-family residential loans from $164.9 million to $155.3 million, a result of prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. The decrease in one- to four-family real estate loans and construction loans of $1.0 million was partially offset by an increase in commercial real estate loans of $3.5 million and an increase in commercial and industrial loans of $4.4 million. In order to reduce interest rate risk, the Company sold $28.3 million of fixed rate, low coupon residential real estate loans originated in 2009 to the secondary market. Servicing rights will continue to be retained on all loans written and sold to the secondary market.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	June 30, 2009	December 31, 2008
	(Dollars In Thousands)
Nonaccrual loans:
Residential mortgages	$2,098	$2,358
Construction	—	97
Commercial mortgages	179	237
Commercial & Industrial	320	139
Home Equity	124	79
Consumer	30	6

Total nonaccrual loans	2,751	2,916
Real estate owned, net	206	269

Total nonperforming assets	$2,957	$3,185

Ratios:
Total nonperforming loans as a percentage of total loans (1) (2)	0.66%	0.69%
Total nonperforming assets as a percentage of total assets (2)	0.55%	0.60%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming assets consist of nonperforming loans and OREO. Nonperforming loans consist of all loans 90 days or more past due.

Nonaccrual loans decreased $165,000 or 5.7% to $2.8 million as of June 30, 2009 compared to $2.9 million as of December 31, 2008. The decrease was primarily due to nine residential mortgage loans with a total balance of $1.1 million that became current with payments, offset by the addition of five residential mortgage loans with a total balance of $840,000.

Allowance for Loan Losses

Management prepares a loan loss analysis on a monthly basis. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations. The allowance for loan losses is maintained at an amount that management considers appropriate to cover inherent probable losses in the loan portfolio. Management’s on-going evaluation is based on the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, existing loan-to-value ratios, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses is appropriate to cover probable losses inherent in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at market less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and sales below carrying value result in charges to expense after the property is acquired. At June 30, 2009, the Company had one residential real estate property of $206,000 classified as OREO.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Six Months Ended June 30,
	2009	2008
	(Dollars In Thousands)

Allowance for loan losses at beginning of period, December 31	$3,333	$3,076

Charged-off loans:
Residential mortgages	—	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	(9)	—
Home equity	—	—
Consumer	(23)	(31)

Total charged-off loans	(32)	(31)

Recoveries on loans previously charged-off:
Residential mortgages	—	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	—	—
Home equity	—	—
Consumer	9	8

Total recoveries	9	8

Net loan charge-offs	(23)	(23)
Provision for loan losses	165	272

Allowance for loan losses, end of period	$3,475	$3,325

Ratios:
Net loan charge-offs to average loans, net	(0.01)%	(0.01)%
Allowance for loan losses to total loans (1)	0.83%	0.81%
Allowance for loan losses to nonperforming loans (2)	126.32%	181.10%
Recoveries to charge-offs	(28.13)%	(25.81)%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due.

Investment Activities

While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio is primarily structured as a secondary role in generating revenue while managing interest-rate risk and liquidity. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies. Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges.

The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company’s investment securities:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$7,514	$167	$(2,329)	$5,352

Total securities available-for-sale	$7,514	$167	$(2,329)	$5,352

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$1,988	$10	$—	$1,998
U.S. Treasury securities	24,990	1	(1)	24,990
Corporate and industrial revenue bonds	4,035	—	—	4,035
Collateralized mortgage obligations	6,264	64	—	6,328

Total securities held-to-maturity	$37,277	$75	$(1)	$37,351

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$7,449	$189	$(2,370)	$5,268

Total securities available-for-sale	$7,449	$189	$(2,370)	$5,268

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$27,164	$25	$—	$27,189
U.S. Treasury securities	11,997	3	—	12,000
Corporate and industrial revenue bonds	4,060	—	—	4,060
Collateralized mortgage obligations	6,441	12	(29)	6,424

Total securities held-to-maturity	$49,662	$40	$(29)	$49,673

¹	Does not include investments in FHLB-Boston and Banker’s Bank stock totaling $4.3 million and $183,000, respectively, at June 30, 2009 and December 31, 2008.

At June 30, 2009, the Company’s investment securities portfolio amounted to $42.6 million, or 7.9% of total assets. Held to maturity securities decreased $12.4 million, or 24.9%, primarily due to maturities of debt securities of U.S. Government sponsored enterprises, partially offset by purchases of U.S. Treasury securities. Available-for-sale securities are comprised of 130 individual issues of highly traded stocks representing 73 companies. Available-for-sale securities increased in fair value by $84,000 from December 31, 2008 as amortized cost increased by $65,000 during the same period. Total gross unrealized losses of both held-to-maturity and available-for-sale securities decreased $69,000 from December 31, 2008.

The Company has 25 collateralized mortgage obligation bonds with an aggregate value of $6.3 million, which include four bonds with a FICO score of less than 650. This risk is mitigated by loan to value ratios of less than 75%. The total exposure of these four bonds to the Company is approximately $17,000. Since the purchase of these bonds, interest payments have been current.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated.

	June 30, 2009		December 31, 2008
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Deposit Type:
Demand deposits	$35,999	9.63%	$30,811	9.20%
NOW, ATS, and other transaction accounts	16,123	4.31%	14,702	4.39%
Passbook accounts	40,821	10.91%	39,668	11.85%
Money market deposit accounts	71,834	19.21%	48,720	14.56%

Total transaction accounts	164,777	44.06%	133,901	40.00%
Certificates of deposit	209,224	55.94%	200,866	60.00%

Total deposits	$374,001	100%	$334,767	100%

Total deposits increased by $39.2 million, or 11.7%, to $374.0 million at June 30, 2009 compared to $334.8 million at December 31, 2008. The growth in deposits was recorded in all major categories and was concentrated in money market accounts and demand deposits followed by certificates of deposit. From December 31, 2008 to June 30, 2009, money market accounts increased by $23.1 million, or 47.4%, to $71.8 million, demand accounts increased by $5.2 million, or 16.8%, to $36.0 million, certificates of deposits increased by $8.4 million, or 4.2%, to $209.2 million, NOW accounts increased by $1.4 million, or 9.7%, to $16.1 million, savings accounts increased by $1.2 million, or 2.9%, to $40.8 million. The growth in deposits reflects continued success in our commercial deposits and our marketing efforts in servicing municipalities.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$71,258	$76,567
Securities sold under agreements to repurchase	27,334	38,557
Other borrowings	—	50
Average advances outstanding during the period:
FHLB Advances	$63,803	$45,872
Securities sold under agreements to repurchase	22,592	23,191
Other borrowings	—	25
Weighted average interest rate during the period:
FHLB Advances	2.55%	3.16%
Securities sold under agreements to repurchase	1.02%	1.50%
Other borrowings	0.00%	7.00%
Balance outstanding at end of period:
FHLB Advances¹	$55,684	$76,567
Securities sold under agreements to repurchase	15,348	21,956
Other borrowings	—	—
Weighted average interest rate at end of period:
FHLB Advances	3.04%	2.24%
Securities sold under agreements to repurchase	1.00%	1.25%
Other borrowings	0.00%	0.00%

¹	Balance includes a one time put option of $5 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General

There was a net loss of $174,000 for the quarter ended June 30, 2009 compared to net income of $128,000 for the same quarter last year, resulting in a decrease in income of $302,000. The decrease in net income for the three months ended June 30, 2009 is primarily due to the special FDIC insurance assessment of $229,000 and other-than-temporary impairment charge of $106,000. The narrowing of the net interest margin from 3.29% in 2008 to 3.21% in 2009 also contributed to the net loss for the quarter.

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

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$49,298	$240	1.95%	$52,020	$386	2.98%
Loans:
Residential real estate loans	171,122	2,449	5.74%	172,765	2,465	5.74%
Commercial real estate loans	157,142	2,392	6.11%	146,796	2,361	6.47%
Consumer loans	31,615	408	5.18%	28,572	417	5.87%
Commercial loans	57,701	673	4.68%	50,586	728	5.79%

Loans, net	417,580	5,922	5.69%	398,719	5,971	6.02%
Other	19,743	7	0.14%	6,034	35	2.33%

Total interest-earning assets	486,621	6,169	5.08%	456,773	6,392	5.63%

Noninterest-earning assets	40,107			30,785

Total assets	$526,728			$487,558

Interest-bearing liabilities:
Deposits:
Money market accounts	$58,725	$140	0.96%	$40,966	$188	1.85%
Savings accounts (2)	40,847	38	0.37%	38,686	66	0.69%
NOW, ATS, and other transaction accounts	16,353	10	0.25%	14,606	15	0.41%
Certificates of deposit	201,852	1,634	3.25%	197,093	1,982	4.04%

Total interest-bearing deposits	317,777	1,822	2.30%	291,351	2,251	3.11%
FHLB advances	60,465	401	2.66%	42,556	310	2.93%
Securities sold under agreement to repurchase	21,880	55	1.01%	24,854	90	1.46%
Other borrowings	—	—	0.00%	32	1	7.00%

Total interest-bearing borrowings	82,345	456	2.22%	67,442	401	2.39%

Total interest-bearing liabilities	400,122	2,278	2.28%	358,793	2,652	2.97%
Demand deposits	31,854			27,915
Other noninterest-bearing liabilities	159			928

Total liabilities	432,135			387,636
Total stockholders’ equity	94,593			99,922

Total liabilities and stockholders’ equity	$526,728			$487,558

Net interest-earning assets	$86,499			$97,980

Tax equivalent net interest income/interest rate spread (3)		3,891	2.80%		3,740	2.66%

Tax equivalent net interest income as a percentage of interest-earning assets			3.21%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities			121.62%			127.31%

Less: tax equivalent adjustment (1)		(37)			(39)

Net interest income as reported on statement of operations		$3,854			$3,701

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Money market accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended June 30, 2009 compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$99	$(245)	$(146)
Loans:
Residential real estate loans	(19)	3	(16)
Commercial real estate loans	462	(431)	31
Consumer loans	43	(52)	(9)
Commercial loans	98	(153)	(55)

Total loans	584	(633)	(49)
Other	28	(56)	(28)

Total interest-earning assets	$711	$(934)	$(223)

Interest-bearing liabilities:
Deposits:
Money market accounts	$64	$(112)	$(48)
Savings accounts (2)	4	(32)	(28)
NOW, ATS, and other transaction accounts	2	(7)	(5)
Certificates of deposit	48	(396)	(348)

Total deposits	118	(547)	(429)
FHLB advances	122	(31)	91
Securities sold under agreement to repurchase	(10)	(25)	(35)
Other borrowings	—	(1)	(1)

Total interest-bearing borrowings	112	(57)	55

Total interest-bearing liabilities	230	(604)	(374)

Increase (decrease) in net interest income (3)	$481	$(330)	$151

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of income.

Net interest income, on a tax equivalent basis, increased $151,000, or 4.0%, to $3.9 million for the three months ended June 30, 2009 compared to $3.7 million for the same period in 2008, mainly driven by a reduction in the cost of liabilities in excess of the reduction in the yield of assets. Net interest margin decreased 8 basis points to 3.21% for the three months ended June 30, 2009 from the comparable period in 2008 primarily due to the decreasing interest rate environment.

Interest and dividend income, on a tax equivalent basis, declined $223,000, or 3.5%, to $6.2 million for the three months ended June 30, 2009 compared to $6.4 million for the same period last year. Average interest-earning assets totaled $486.6 million for the three months ended June 30, 2009 compared to $456.8 million for the same period last year, an increase of $29.8 million, or 6.5%. Average loans increased $18.9 million, or 4.7%, primarily due to strong originations. Average investment securities decreased $2.7 million for the period, and average investment securities interest income declined $146,000, or 37.8%, due to falling interest rates. The yield on average interest-earning assets decreased 55 basis points to 5.08% for the three months ended June 30, 2009, principally as a result of lower market rates of interest.

Total interest expense decreased $374,000, or 14.1%, to $2.3 million for the three months ended June 30, 2009 from $2.7 million for the same period in 2008, resulting primarily from the decreasing interest rate environment. Average interest-bearing liabilities increased $41.3 million, or 11.5%, to $400.1 million for the three months ended June 30, 2009 from $358.8 million for the comparable period in 2008, reflecting an increase in interest-bearing deposits and FHLB advances. Rates paid on average interest-bearing liabilities declined 69 basis points to 2.28% for the second quarter of 2009, largely reflecting the lower market interest rates. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2009 was $71,000 compared to $262,000 for the same period in 2008. The decrease in the provision for loan losses was primarily due to the decrease in total loans outstanding and the decrease in nonperforming loans.

Non-interest Income

Total non-interest income increased $76,000, or 12.3%, to $696,000 for the second quarter of 2009 compared to $620,000 for the same period in 2008, primarily due to the increase in income from loan sales of $238,000, offset by the decrease in income from sales of available-for-sale securities of $109,000.

Non-interest Expenses

Non-interest expenses increased $920,000, or 23.7%, to $4.8 million for the three months ended June 30, 2009 compared to $3.9 million in the second quarter of 2008. The increase is primarily attributable to a special FDIC insurance assessment of $229,000 and other-than-temporary impairment charge of $106,000. The increase is also attributable to the increase in occupancy and furniture and equipment expenses of $195,000 for the second quarter of 2009, reflecting the bank’s expansion that included two additional branch locations.

Income Taxes

The Company’s income tax expense decreased $198,000, or 412.5%, to a tax benefit of $150,000 for the second quarter of 2009 compared to tax expense of $48,000 in the second quarter of 2008. The Company’s combined federal and state effective tax rate was (46.3%), reflecting the net loss for the three months ended June 30, 2009, compared to 27.3% for the same period in 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General

There was a net loss of $59,000 for the six months ended June 30, 2009 compared to net income of $317,000 for the same period last year, resulting in a decrease in income of $376,000. The decrease in net income for the six months ended June 30, 2009 is primarily due to the special FDIC insurance assessment of $229,000 and other-than-temporary impairment charge of $106,000. The narrowing of the net interest margin from 3.29% in 2008 to 3.19% in 2009 also contributed to the net loss for the period.

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

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$49,307	$454	1.86%	$43,939	$741	3.39%
Loans:
Residential real estate loans	172,890	4,929	5.75%	170,801	4,933	5.81%
Commercial real estate loans	157,293	4,778	6.13%	143,919	4,671	6.53%
Consumer loans	31,455	812	5.21%	27,774	844	6.11%
Commercial loans	56,602	1,301	4.64%	48,222	1,458	6.08%

Loans, net	418,240	11,820	5.70%	390,716	11,906	6.13%
Other	16,048	7	0.09%	10,267	172	3.37%

Total interest-earning assets	483,595	12,281	5.12%	444,922	12,819	5.79%

Noninterest-earning assets	42,577			29,764

Total assets	$526,172			$474,686

Interest-bearing liabilities:
Deposits:
Money market accounts	$54,767	$253	0.93%	$39,609	$434	2.20%
Savings accounts (2)	40,421	76	0.38%	39,006	139	0.72%
NOW, ATS, and other transaction accounts	15,827	27	0.34%	14,418	30	0.42%
Certificates of deposit	202,214	3,346	3.34%	200,723	4,294	4.30%

Total interest-bearing deposits	313,229	3,702	2.38%	293,756	4,897	3.35%
FHLB advances	63,803	806	2.55%	30,153	468	3.12%
Securities sold under agreement to repurchase	22,592	114	1.02%	20,954	180	1.73%
Other borrowings	—	—	0.00%	39	2	7.00%

Total interest-bearing borrowings	86,395	920	2.15%	51,146	650	2.56%

Total interest-bearing liabilities	399,624	4,622	2.33%	344,902	5,547	3.23%
Demand deposits	31,855			27,253
Other noninterest-bearing liabilities	208			940

Total liabilities	431,687			373,095
Total stockholders’ equity	94,485			101,591

Total liabilities and stockholders’ equity	$526,172			$474,686

Net interest-earning assets	$83,971			$100,020

Tax equivalent net interest income/interest rate spread (3)		7,659	2.79%		7,272	2.56%

Tax equivalent net interest income as a percentage of interest-earning assets			3.19%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities			121.01%			129.00%

Less: tax equivalent adjustment (1)		(74)			(78)

Net interest income as reported on statement of operations		$7,585			$7,194

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Money market accounts include mortgagors’ escrow deposits.
(3)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Six Months Ended June 30, 2009 compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)

Interest-earning assets:
Investment securities (1)	$178	$(465)	$(287)
Loans:
Residential real estate loans	80	(84)	(4)
Commercial real estate loans	586	(479)	107
Consumer loans	162	(194)	(32)
Commercial loans	382	(539)	(157)

Total loans	1,210	(1,296)	(86)
Other	127	(292)	(165)

Total interest-earning assets	$1,515	$(2,053)	$(538)

Interest-bearing liabilities:
Deposits:
Money market accounts	$228	$(409)	$(181)
Savings accounts (2)	10	(73)	(63)
NOW, ATS, and other transaction accounts	4	(7)	(3)
Certificates of deposit	63	(1,011)	(948)

Total deposits	305	(1,500)	(1,195)
FHLB advances	513	(175)	338
Securities sold under agreement to repurchase	25	(91)	(66)
Other borrowings	—	(2)	(2)

Total interest-bearing borrowings	538	(268)	270

Total interest-bearing liabilities	843	(1,768)	(925)

Increase (decrease) in net interest income (3)	$672	$(285)	$387

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of income.

Net interest income, on a tax equivalent basis, increased $387,000, or 5.3%, to $7.7 million for the six months ended June 30, 2009 compared to $7.3 million for the same period in 2008, mainly driven by a reduction in the cost of liabilities in excess of the reduction in the yield of assets. Net interest margin declined 10 basis points to 3.19% for the six months ended June 30, 2009 from the comparable period in 2008 primarily due to the decreasing interest rate environment.

Total interest and dividend income, on a tax equivalent basis, declined $538,000, or 4.2%, to $12.3 million for the six months ended June 30, 2009 compared to $12.8 million for the same period last year. Average interest-earning assets totaled $483.6 million for the six months ended June 30, 2009 compared to $444.9 million for the same period last year, an increase of $38.7 million, or 8.7%. Average loans increased $27.5 million, or 7.0%, primarily due to strong originations activity. Average investment securities increased $5.4 million, or 12.2%, but average investment security interest income declined by $287,000 due to falling interest rates. The yield on average interest-earning assets declined 67 basis points to 5.12% for the six months ended June 30, 2009, principally as a result of lower market rates of interest. In addition, a portion of the Company’s existing interest-sensitive assets repriced to lower rates.

Total interest expense decreased $925,000, or 16.7%, to $4.6 million for the six months ended June 30, 2009 from $5.5 million for the same period in 2008, resulting primarily from decreased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities decreased 90 basis points to 2.33% for the six months ended June 30, 2009, largely reflecting lower market interest rates. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $54.7 million, or 15.9%, to $399.6 million for the six months ended June 30, 2009 from $344.9 million for the comparable period in 2008, reflecting growth in interest-bearing deposits and borrowings.

Provision for Loan Losses

The provision for loan losses decreased $107,000 to $165,000 in the six months ended June 30, 2009 from $272,000 for the same period in 2008 primarily due to the decrease in total loans outstanding and the decrease in nonperforming loans.

Non-interest Income

Total non-interest income increased $275,000, or 24.9%, to $1.4 million for the six months ended June 30, 2009 compared to $1.1 million for the same period in 2008, primarily due to the increase in income from loan sales of $443,000, partially offset by the decrease in income from sales of available-for-sale securities of $88,000.

Non-interest Expenses

Non-interest expenses increased $1.4 million, or 18.9%, to $9.0 million for the six months ended June 30, 2009 compared to $7.6 million in the same period in 2008. The increase is primarily attributable to a special FDIC insurance assessment of $229,000 and other-than-temporary impairment charge of $106,000. The increase is also attributable to the increase in occupancy and furniture and equipment expenses of $418,000 for the six months ended June 30, 2009, reflecting the bank’s expansion that included two additional branch locations.

Income Taxes

The Company’s income tax expense decreased $281,000, or 214.5%, to a tax benefit of $150,000 for the six months ended June 30, 2009 compared to a tax expense of $131,000 for the same period in 2008. The Company’s combined federal and state effective tax rate was (71.8%), reflecting the net loss for the six months ended June 30, 2009, compared to 29.2% for the same period in 2008.

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

	Three Months Ended June 30,				Six Months Ended June 30,

	2009		2008		2009		2008
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$203		$347	1.65%	$380		$663	1.55%
Tax equivalent adjustment (1)	37		39		74		78

Investment securities (tax equivalent basis)	$240		$386	1.95%	$454		$741	1.86%

Net interest income (no tax adjustment)	$3,854		$3,701		$7,585		$7,194
Tax equivalent adjustment (1)	37		39		74		78

Net interest income (tax equivalent basis)	$3,891		$3,740		$7,659		$7,272

Interest rate spread (no tax adjustment)				2.77%				2.76%
Net interest margin (no tax adjustment)				3.18%				3.16%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating,

financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents net of reserve requirements totaled $48.3 million. Agencies and U.S. Treasury securities net of pledged securities totaled $7.7 million. Collateralized mortgage obligations totaled $6.3 million. Total securities classified as available-for-sale were $5.4 million at June 30, 2009. At June 30, 2009, we had the ability to borrow a total of approximately $105.5 million from the Federal Home Loan Bank of Boston. On June 30, 2009, we had $55.7 million of borrowings outstanding. In addition, we had the following available lines of credit: a $4.9 million credit line with the FHLB, a $2.0 million borrowing line with the Depositors Insurance Fund, and $3.0 million unsecured line of credit with Bankers Bank, N.E.

Certificates of deposit due within one year of June 30, 2009 totaled $126.1 million, or 60.3%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at June 30, 2009.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2009 and December 31, 2008 are presented in the table below.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2009:

Total Capital to Risk Weighted Assets
Company	$99,047	24.0%	$33,061	8.0%	N/A	N/A
Bank	$83,525	20.3%	$32,944	8.0%	$41,180	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,572	23.1%	$16,531	4.0%	N/A	N/A
Bank	$80,050	19.4%	$16,472	4.0%	$24,708	6.0%

Tier 1 Capital to Average Assets
Company	$95,572	18.1%	$21,070	4.0%	N/A	N/A
Bank	$80,050	15.2%	$21,012	4.0%	$26,265	5.0%

As of December 31, 2008:

Total Capital to Risk Weighted Assets
Company	$98,762	23.6%	$33,492	8.0%	N/A	N/A
Bank	$82,546	19.8%	$33,340	8.0%	$41,675	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,429	22.8%	$16,746	4.0%	N/A	N/A
Bank	$79,213	19.0%	$16,670	4.0%	$25,005	6.0%

Tier 1 Capital to Average Assets
Company	$95,429	18.3%	$20,808	4.0%	N/A	N/A
Bank	$79,213	15.3%	$20,733	4.0%	$25,916	5.0%

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2009	December 31, 2008
Commitments to grant loans	$38,615	$16,614
Unfunded commitments for construction loans	10,299	12,837
Unfunded commitments under lines of credit	45,913	44,610
Standby letters of credit	2,458	2,456

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

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure under FIN 45, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,458 and $2,456 at June 30, 2009 and December 31, 2008, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2009 and December 31, 2008 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at June 30, 2009 through June 30, 2010.

Increase (Decrease) in Market Interest	Net Interest Income
Rates (Rate Shock)	$ Amount	$ Change	% Change
(Dollars In Thousands)
300 bp	$16,082	$1,637	11.3%
200	$15,655	$1,210	8.4%
100	$14,981	$536	3.7%
—	$14,445	—	—
(100)	$13,862	($583)	-4.0%
(200)	$13,049	($1,396)	-9.7%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At June 30, 2009, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On August 8, 2008, the Company announced that its Board of Directors authorized a third stock repurchase program (the “Third Stock Repurchase Program”) for the purchase of up to 335,000 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase of up to 200,000 shares under the Third Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Sterne, Agee & Leach, Inc. The remaining shares will be repurchased through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the second quarter of 2009 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2009	1,000	$11.30	255,177	79,823

May 1 - 31, 2009	1,100	12.84	256,277	78,723

June 1 - 30, 2009	15,400	13.02	271,677	63,323

Total	17,500	$12.91	271,677

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

a.	An annual meeting to shareholders of the Company was held on May 27, 2009 (the “Annual Meeting”).

b.	Not applicable.

c.	The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.	Election of directors.

Election of Directors:	For	Withheld
Thomas J. Bardon	5,488,838	126,980
James H. Bugbee	5,499,304	116,464
Louis E. Dupuis	5,488,995	126,823
Douglas K. Engebretson	5,501,366	114,452
Gary G. Fitzgerald	5,486,525	129,293
Paul C. Picknelly	5,490,467	125,351

2.	The ratification of the appointment of Berry, Dunn, McNeil & Parker as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.

For	Against	Abstain
5,585,725	25,455	4,635

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: July 30, 2009	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: July 30, 2009	By:	/s/ W. Guy Ormsby
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)