Form 10-Q
period 2009-09-30
CHICOPEE BANCORP, INC.
filed 2009-11-06
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 3, 2009, there were 6,389,250 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets
Cash and due from banks	$8,342	$21,758
Short-term investments	1,136	342
Federal funds sold	41,132	1,000

Total cash and cash equivalents	50,610	23,100

Securities available-for-sale, at fair value	5,310	5,268
Securities held-to-maturity, at cost (fair value $43,028 and $49,673 at September 30, 2009 and December 31, 2008, respectively)	42,865	49,662
Federal Home Loan Bank stock, at cost	4,306	4,306
Loans, net of allowance for loan losses ($3,746 at September 30, 2009 and $3,333 at December 31, 2008)	415,706	416,076
Loans held for sale	—	185
Other real estate owned	277	269
Mortgage servicing rights	288	75
Bank owned life insurance	12,495	12,144
Premises and equipment, net	10,625	10,677
Accrued interest and dividends receivable	1,556	1,577
Deferred income tax asset	1,869	2,434
Other assets	2,190	1,926

Total assets	$548,097	$527,699

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$37,393	$30,811
Interest-bearing	347,147	303,956

Total deposits	384,540	334,767

Securities sold under agreements to repurchase	21,896	21,956
Federal Home Loan Bank of Boston advances	47,285	76,567
Accrued expenses and other liabilities	448	392

Total liabilities	454,169	433,682

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at September 30, 2009 and December 31, 2008)	72,479	72,479
Treasury stock, at cost (1,050,118 shares at September 30, 2009 and 942,615 shares at December 31, 2008)	(13,818)	(12,483)
Additional paid-in-capital	1,612	1,168
Unearned compensation (restricted stock awards)	(2,481)	(3,107)
Unearned compensation (Employee Stock Ownership Plan)	(4,836)	(5,059)
Retained earnings	40,978	42,439
Accumulated other comprehensive loss	(6)	(1,420)

Total stockholders’ equity	93,928	94,017

Total liabilities and stockholders’ equity	$548,097	$527,699

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$5,897	$6,123	$17,717	$18,029
Interest and dividends on securities	172	389	553	1,051
Other interest-earning assets	14	94	21	268

Total interest and dividend income	6,083	6,606	18,291	19,348

Interest expense:
Deposits	1,875	2,285	5,577	7,182
Securities sold under agreements to repurchase	46	86	160	266
Other borrowed funds	414	541	1,220	1,011

Total interest expense	2,335	2,912	6,957	8,459

Net interest income	3,748	3,694	11,334	10,889
Provision for loan losses	385	34	550	306

Net interest income, after provision for loan losses	3,363	3,660	10,784	10,583

Non-interest income:
Service charges, fees and commissions	387	424	1,074	1,186
Loan sales and servicing, net of amortization	108	(4)	544	(12)
Net gain (loss) on sales of securities available-for-sale	154	(138)	181	(23)
Loss on sales of other than temporarily impaired securities	(179)	(10)	(179)	(10)
Income from bank owned life insurance	118	116	350	351

Total non-interest income	588	388	1,970	1,492

Non-interest expenses:
Salaries and employee benefits	2,647	2,350	7,585	6,932
Occupancy expenses	370	261	1,228	828
Furniture and equipment	269	242	860	706
FDIC insurance assessment	122	14	430	34
Data processing	276	250	811	662
Professional fees	140	216	429	526
Advertising	143	139	370	366
Other than temporary impairment charge	1,297	—	1,403	—
Stationery, supplies and postage	89	81	294	250
Other non-interest expense	491	433	1,446	1,261

Total non-interest expense	5,844	3,986	14,856	11,565

Income (loss) before income taxes	(1,893)	62	(2,102)	510
Income tax expense (benefit)	(492)	218	(641)	350

Net income (loss)	$(1,401)	$(156)	$(1,461)	$160

Earnings (loss) per share: (1)
Basic	$(0.25)	$(0.03)	$(0.26)	$0.03
Diluted	$(0.25)	$(0.03)	$(0.26)	$0.03

Adjusted weighted average shares outstanding:
Basic	5,703,089	5,867,288	5,719,807	6,095,376
Diluted	5,703,089	5,867,288	5,719,807	6,200,480

(1)	Common stock equivalents are excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2009 and three months ended September 30, 2008, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

Comprehensive loss:
Net loss						(1,461)		(1,461)
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $465)							1,414	1,414

Total comprehensive loss								(47)

Treasury stock purchased (107,503 shares)		(1,335)						(1,335)
Change in unearned compensation:
Stock option expense			392					392
Restricted stock award expense				626				626
Common stock held by ESOP committed to be released			52		223			275

Balance at September 30, 2009	$72,479	$(13,818)	$1,612	$(2,481)	$(4,836)	$40,978	$(6)	$93,928

Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299

Comprehensive loss:
Net income						160		160
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $393)							(734)	(734)

Total comprehensive loss								(574)

Treasury stock purchased (782,115 shares)		(10,302)						(10,302)
Change in unearned compensation:
Stock option expense			362					362
Restricted stock award expense				623				623
Common stock held by ESOP committed to be released			67		223			290

Balance at September 30, 2008	$72,479	$(12,410)	$1,002	$(3,317)	$(5,133)	$42,577	$(500)	$94,698

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(1,461)	$160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,343	663
Provision for loan losses	550	306
Decrease in deferred income taxes	100	200
Increase in cash surrender value of life insurance	(350)	(351)
Realized gain (loss) on investment securities, net	(181)	23
Realized loss on other than temporarily impaired securities	179	10
Realized gain on sales of mortgages	(317)	(7)
Realized loss on disposal of property and equipment	—	1
Increase in other assets	(556)	(693)
Decrease in accrued interest receivable	21	190
Net change in loans originated for resale	185	—
Decrease in other real estate owned	63	—
Increase in other liabilities	56	265
Other than temporary impairment charge	1,403	—
Change in unearned compensation	1,293	1,275

Net cash provided by operating activities	2,328	2,042

Cash flows from investing activities:
Additions to premises and equipment	(735)	(2,211)
Loan originations and principal collections, net	(458)	(30,575)
Proceeds from sale of other real estate owned	206	—
Proceeds from sales of securities available-for-sale	2,144	2,530
Proceeds from securities held-to-maturity	30	—
Purchases of securities available-for-sale	(1,416)	(5,258)
Purchases of securities held-to-maturity	(79,085)	(257,884)
Maturities of securities held-to-maturity	85,400	237,995

Net cash provided (used) by investing activities	6,086	(55,403)

Cash flows from financing activities:
Net increase in deposits	49,773	33,002
Net increase (decrease) in securities sold under agreements to repurchase	(60)	14,025
Proceeds from long-term FHLB advances	10,554	25,000
Payments on long-term FHLB advances	(29,836)	(2,278)
Net increase (decrease) in other short-term borrowings	(10,000)	16,000
Stock purchased for treasury	(1,335)	(10,302)

Net cash provided by financing activities	19,096	75,447

Net increase in cash and cash equivalents	27,510	22,086

Cash and cash equivalents at beginning of period	23,100	23,521

Cash and cash equivalents at end of period	$50,610	$45,607

Supplemental cash flow information:
Interest paid on deposits	$5,577	$7,182
Interest paid on borrowings	1,247	1,122
Income taxes paid	63	819
Transfers from loans to other real estate owned	277	—

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2009 and 2008

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less treasury shares, unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (“ESOP”), dilutive restricted stock awards and stock options under the 2007 Equity Incentive Plan. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

Earnings per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) (in thousands)	$(1,401)	$(156)	$(1,461)	$160

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,038,383)	(784,131)	(993,330)	(525,870)
Less: average number of unallocated ESOP shares	(505,878)	(535,635)	(505,878)	(535,635)
Less: average number of dilutive restricted stock awards	(192,018)	(252,314)	(220,353)	(282,487)

Adjusted weighted average number of common shares outstanding	5,703,089	5,867,288	5,719,807	6,095,376
Plus: dilutive outstanding restricted stock awards	—	—	—	105,104
Plus: dilutive outstanding stock options	—	—	—	—

Weighted average number of diluted shares outstanding	5,703,089	5,867,288	5,719,807	6,200,480

Earnings (loss) per share:
Basic	$(0.25)	$(0.03)	$(0.26)	$0.03
Diluted	$(0.25)	$(0.03)	$(0.26)	$0.03

There were 671,667 and 666,667 stock options that were not included in the diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Expected dividend yield	2.00%	2.00%
Expected term	6.5 years	6.5 years
Expected volatility	24.52%	23.00%
Risk-free interest rate	1.99%	5.08%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of September 30, 2009, and changes during the nine months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2008	671,667	$14.27	8.43
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at September 30, 2009	671,667	$14.27	7.69	$9,582

Exercisable at September 30, 2009	266,665	$14.29	7.68	$3,811

The weighted-average grant-date fair value of options granted during 2008 and 2007 was $3.91 and $3.92, respectively. For the nine months ended September 30, 2009, share based compensation expense applicable to the Plan was $392,000 and the related tax benefit was $78,000. No options have been exercised as of September 30, 2009 and no options were granted prior to July 1, 2007. As of September 30, 2009, unrecognized stock-based compensation expense related to nonvested options amounted to $1.5 million. This amount is expected to be recognized over a period of 2.83 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2009 is $14.29. The Company recorded compensation cost related to stock awards of approximately $626,000 and $213,000 of related tax benefit in the nine months ended September 30, 2009. Stock awards with a fair value of $777,000 and $765,000 have vested during the nine months ended September 30, 2009 and year ended December 31, 2008, respectively. No stock awards were granted prior to July 1, 2007. As of September 30, 2009, unrecognized stock-based compensation expense related to nonvested restricted stock awards amounted to $2.4 million. This amount is expected to be recognized over a period of 2.82 years.

A summary of the status of the Company’s stock awards as of September 30, 2009, and changes during the nine months ended September 30, 2009, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Balance at December 31, 2008	234,755	$14.29
Granted	—	—
Vested	58,685	14.29
Forfeited	—	—

Balance at September 30, 2009	176,070	$14.29

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

4. Recent Accounting Pronouncements

Update No. 2009-05- Fair value measurements and disclosures (Topic 820)-Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820. This guidance is effective for the reporting period beginning September 30, 2009. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

Update No. 2009-06- Income Taxes (Topic 740)-Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. The Board is issuing this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: is the income tax paid by the entity attributable to the entity or its owners, what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, how should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities. In addition, the Board decided to eliminate the disclosures required by paragraph 740-10-50-159(a) through (b) for nonpublic entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Update No. 2009-01, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income previously reported.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30,
	2009	2008
	(Dollars In Thousands)

Net loss	$(1,401)	$(156)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	829	(633)
Other than temporary impairment charge, net of tax of $292	1,005	—
Reclassification adjustment for loss on sale of available-for-sale securities included in net loss	25	148
Tax effect	(458)	169

Other comprehensive income (loss), net of tax	1,401	(316)

Total comprehensive loss	$—	$(472)

	Nine Months Ended September 30,
	2009	2008
	(Dollars In Thousands)

Net income (loss)	$(1,461)	$160
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	770	(1,160)
Other than temporary impairment charge, net of tax of $292	1,111	—
Reclassification adjustment for (gain) loss on sale of available-for-sale securities included in net income (loss)	(2)	33
Tax effect	(465)	393

Other comprehensive income (loss), net of tax	1,414	(734)

Total comprehensive loss	$(47)	$(574)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

6. Defined Benefit Pension Plan

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit plan through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

As of January 31, 2007, the Company terminated the Pension Plan. As of September 30, 2009, the Bank had no accrued liability. All funds from the Plan were distributed on July 16, 2008 to all eligible employees who were active when the plan terminated.

For the three and nine months ended September 30, 2008, the components of the net periodic benefit cost are as follows:

Three Months Ended September 30, 2008
(Dollars In Thousands)

Service cost	$—
Interest cost	30
Amortization of transition obligation	—
Expected return on assets	(30)
Recognized net actuarial loss	—

Net periodic benefit cost	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%

Nine Months Ended September 30, 2008
(Dollars In Thousands)

Service cost	$—
Interest cost	113
Amortization of transition obligation	—
Expected return on assets	(113)
Recognized net actuarial loss	—

Net periodic benefit cost	$—

Weighted-average discount rate assumption used to determine benefit obligation	4.79%
Weighted-average discount rate assumption used to determine net benefit cost	4.79%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

7. Investment Securities

Investment Activities

While the Company prefers lending as the primary use of its excess cash flows, the Company maintains an investment portfolio for managing interest-rate risk and liquidity while generating an acceptable level of revenue. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies. Adverse changes in the factors used in management’s assessment of other-than-temporary impairment could lead to additional impairment charges.

At September 30, 2009 and December 31, 2008, the Company’s investment securities portfolio amounted to $48.2 million and $54.9 million, or 8.8% and 10.4% of assets, respectively. The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company’s investment securities:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities available-for-sale
Marketable equity securities[1]	$5,320	$129	$(139)	$5,310

Total securities available-for-sale	$5,320	$129	$(139)	$5,310

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$1,996	$4	$—	$2,000
U.S. Treasury securities	30,877	2	(1)	30,878
Corporate and industrial revenue bonds	4,031	—	—	4,031
Collateralized mortgage obligations	5,961	158	—	6,119

Total securities held-to-maturity	$42,865	$164	$(1)	$43,028

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities available-for-sale
Marketable equity securities[1]	$7,449	$189	$(2,370)	$5,268

Total securities available-for-sale	$7,449	$189	$(2,370)	$5,268

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$27,164	$25	$—	$27,189
U.S. Treasury securities	11,997	3	—	12,000
Corporate and industrial revenue bonds	4,060	—	—	4,060
Collateralized mortgage obligations	6,441	12	(29)	6,424

Total securities held-to-maturity	$49,662	$40	$(29)	$49,673

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

1	Does not include investments in FHLB-Boston and Banker’s Bank stock totaling $4.3 million and $183,000, respectively, at September 30, 2009 and December 31, 2008.

The fair value of securities available-for-sale increased $42,000, or 0.8%, to $5.3 million at September 30, 2009 from December 31, 2008, primarily due to the decrease in amortized cost of $2.1 million. The decrease in amortized cost of securities available-for-sale is primarily the result of writing down $1.4 million of securities to fair value due to other-than-temporary impairment. The Company also sold impaired securities with a total cost basis of $462,000 at a loss of $179,000. Available-for-sale securities are fully comprised of equity securities: 109 individual issues of highly traded stocks, representing 60 companies. The amortized cost of held-to-maturity securities decreased $6.8 million, or 13.7%, to $42.9 million due to maturities of debt securities of U.S. government sponsored enterprises, partially offset by purchases of U.S. Treasury securities.

At September 30, 2009 and December 31, 2008, securities with a carrying value of $25.2 and $35.4 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
Within 1 year	$32,873	$32,878
From 1 to 5 years	4,031	4,031
From 5 to 10 years	4,721	4,832
Over 10 years	1,240	1,287

	$42,865	$43,028

Unrealized Losses on Investment Securities

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by Financial Accounting Standards Board, Staff Accounting Bulletin Topic 5M and Statement of Auditing Standard No. 92 and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer. The Company has amended its OTTI policy as of the quarter ending September 30, 2009 to include more objective evidence to determine when an OTTI write-down is required. The amended policy, change in accounting estimate, for the three and nine months ended September 30, 2009, provides for the following: once a security is identified as impaired, the Company will test for OTTI; if the security fails the OTTI test, the security will be written-down to the fair value as of the balance sheet date; an impaired security that passes the OTTI test will be reviewed by Management, to determine if a write-down is warranted, for other objective indicators such as: credit rating downgrades, reduced dividend payouts, inverse current ratios, and other adverse financial information. The amended policy has resulted in OTTI write-downs of $1.3 million for the quarter ending September 30, 2009 compared to only $106,000 for the previous quarter. The Company expects the amended policy to result in future OTTI write-downs.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

During the three months ended September 30, 2009, management determined that 30 of the companies, or 56 individual issues, in the following 10 industries had other-than-temporary impairment for which a charge was recorded in the amount of $1.3 million. The following table reflects the fair value and OTTI loss of securities that were written-down for the three months ended September 30, 2009 due to other-than-temporary impairment by industry:

Industry	Fair Value	Loss	# of securities	# of companies	% of fair value	% of loss	Impairment severity
Energy	$644,777	$334,141	13	7	27%	26%	52%
Materials	366,123	245,749	7	4	15%	19%	67%
Industrial	293,161	176,507	9	3	12%	14%	60%
Financial	397,720	176,000	11	5	16%	14%	44%
Consumer discretionary	148,680	94,307	2	2	6%	7%	63%
Utilities	230,637	92,114	4	3	9%	7%	40%
Health Care	175,919	86,109	4	2	7%	7%	49%
Telecommunication	85,082	41,999	2	1	3%	3%	49%
Consumer staples	109,859	31,463	3	2	4%	2%	29%
Information technology	22,833	18,556	1	1	1%	1%	81%

	$2,474,791	$1,296,945	56	30	100%	100%

For the nine months ended September 30, 2009, the Company recorded an OTTI of write-down of $1.4 million, representing 30 companies, or 56 individual issues. These securities were deemed to be other-than-temporarily impaired. Management evaluated these securities according to their OTTI procedures and determined the decline in value to be other-than-temporary.

The Company also sold impaired securities for the three and nine months ended September 30, 2009 at a loss of $179,000. These securities were sold due to company specific information that suggested the cost of the shares were not likely to recover.

Declines in the fair value of securities below their cost that are deemed to be other than temporarily impaired, are recognized through earnings as realized losses in the period in which the impairment is identified.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

The following table presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$810	$(31)	$1,118	$(108)	$1,928	$(139)
U.S. Treasury securities	8,995	(1)	—	—	8,995	(1)

Total temporarily impaired securities	$9,805	$(32)	$1,118	$(108)	$10,923	$(140)

	December 31, 2008
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$3,204	$(1,486)	$1,391	$(884)	$4,595	$(2,370)
Collateralized mortgage obligations	—	—	3,501	(29)	3,501	(29)

Total temporarily impaired securities	$3,204	$(1,486)	$4,892	$(913)	$8,096	$(2,399)

U.S. Treasury Securities.

Unrealized losses within the U.S. Treasury securities category at September 30, 2009, relate to 4 U.S. Treasury securities of which all had losses for less than 12 months. The losses totaled less than $1,000. Management deems the losses in this category to be immaterial.

Collateralized Mortgage Obligations.

Unrealized losses within the collateralized mortgage obligations (“CMO”) category at December 31, 2008, relate to 15 securities of which all had continuous losses for more than 12 months.

Management reviews these securities on a regular basis for OTTI and considers if the issuer is an agency sponsored by the U.S. Government and whether downgrades by rating agencies have occurred. The Company reviews its CMO portfolio for OTTI similar to its OTTI analysis for its other securities, whereby it considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or until maturity. The Company has the ability and intent to hold these securities until maturity.

As of September 30, 2009, the Company has 19 CMO bonds, or 25 individual issues, with an aggregate book value of $6.0 million, which include 5 bonds, or 7 individual issues, with a FICO score of less than 650. This risk is mitigated by loan to value ratios of less than 75%. The total exposure of these 5 bonds to the Company is approximately $26,000. Since the purchase of these bonds, interest payments have been current.

The Company’s remaining 14 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by triple AAA rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime and Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of the CMO’s. The loans collateralizing such CMO’s consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 700 and 750, and average LTV of 60%.

These CMO securities have been substantially paid down with an average current factor of 29%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of September 30, 2009.

Marketable Equity Securities.

Unrealized losses within the marketable equity securities category at September 30, 2009 relate to 33 securities, or 27 companies, of which 17 securities, or 14 companies, had continuous losses for more than 12 months. Unrealized loss as a percent of cost was 3.1%.

Unrealized losses within the marketable equity securities category at December 31, 2008 relate to 111 securities, or 65 companies, of which 37 securities, or 21 companies, had continuous losses for more than one year. Unrealized loss as a percent of cost was 34.0%.

The Company’s investments in marketable equity securities in an unrealized loss position greater than 12 months are distributed in a well diversified portfolio consisting of 6 industries. The following table represents the fair value and loss of securities in an unrealized loss position greater than 12 months by industry:

Industry	Fair Value	Loss	# of securities	# of companies	% of fair value	% of loss	Impairment severity
Consumer staples	$314,392	$34,920	4	4	29%	32%	11%
Health Care	372,900	32,634	5	3	33%	30%	9%
Financial	214,495	15,047	3	3	19%	14%	7%
Information technology	93,042	12,828	3	2	8%	12%	14%
Consumer discretionary	55,688	9,683	1	1	5%	9%	17%
Industrial	67,023	2,845	1	1	6%	3%	4%

	$1,117,540	$107,957	17	14	100%	100%

The Company evaluated the near-term prospects of the remaining issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold those investments for a period of time, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

The FHLB has announced that dividend payments for 2009 are unlikely. The Company will likely have no dividend income on its FHLB stock in 2009. On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases. On October 29, 2009, the FHLB announced a net loss of $105.4 million for the third quarter of 2009 and noted that the primary challenge for the FHLB continues to be losses due to the other-than-temporary impairment of its investments in private-label mortgage-backed securities resulting in a credit loss of $174.2 million during the quarter. The associated non-credit loss on these securities is $1.6 million and results in an accumulated other comprehensive loss of $1.0 billion at September 30, 2009. Retained earnings were $136.3 million at September 30, 2009, down from $241.7 million at June 30, 2009. The FHLB remained in compliance with all regulatory capital ratios as of September 30, 2009.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2009. The Bank will continue to monitor its investment in FHLB stock.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

8. Fair Value Measurements

Effective January 1, 2008, the Company adopted, “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles.

The Company did not adopt, “The Fair Value Option for Financial Assets and Financial Liabilities”.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale Equity securities by industry type:
Health care	$1,032	$1,032	$—	$—
Financial	998	998	—	—
Consumer staples	771	771	—	—
Energy	751	751	—	—
Industrial	632	632	—	—
Technology	443	443	—	—
Materials	260	260	—	—
Consumer discretion	204	204	—	—
Utilities	134	134	—	—
Telecommunications	85	85	—	—

Total equity securities	$5,310	$5,310	$—	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale Equity securities by industry type:
Health care	$833	$833	$—	$—
Financial	1,047	1,047	—	—
Consumer staples	791	791	—	—
Energy	669	669	—	—
Industrial	453	453	—	—
Technology	268	268	—	—
Materials	252	252	—	—
Consumer discretion	221	221	—	—
Utilities	234	234	—	—
Mining	314	314	—	—
Miscellaneous	96	96	—	—
Telecommunications	90	90	—	—

Total equity securities	$5,268	$5,268	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

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

	Fair Value Measurements Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$9,596	$—	$9,596	$—
Mortgage servicing rights	288	—	288	—
Other real estate owned	277	—	277	—

Total Assets	$10,161	$—	$10,161	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$6,869	$—	$6,869	$—
Mortgage servicing rights	75	—	75	—
Other real estate owned	269	—	269	—
Loans held for sale	185	—	185	—

Total Assets	$7,398	$—	$7,398	$—

A valuation reserve, for the above impaired loans, of $369,000 and $110,000 as of September 30, 2009 and December 31, 2008, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

Real estate acquired through foreclosure is recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Nine Months Ended September 30, 2009 and 2008

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$50,610	$50,610	$23,100	$23,100
Securities available-for-sale	5,310	5,310	5,268	5,268
Securities held-to-maturity	42,865	43,028	49,662	49,673
Federal Home Loan Bank stock	4,306	4,306	4,306	4,306
Loans, net	415,706	415,150	416,076	423,171
Loans held for sale	—	—	185	185
Accrued interest and dividends receivable	1,556	1,556	1,577	1,577

Financial liabilities:
Deposits	384,540	378,691	334,767	338,914
Repurchase agreements	21,896	21,896	21,956	21,956
Advances from Federal Home Loan Bank	47,285	48,916	76,567	78,297
Accrued interest payable	133	133	138	138

9. Subsequent Events

Subsequent Events represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.

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

Subsequent events have been evaluated through November 6, 2009, the date that the September 30, 2009 financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2009 and 2008, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2008 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At September 30, 2009, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield; all offices are located in western Massachusetts.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, the valuation of mortgage servicing rights, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions.

Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Other-Than-Temporary Impairment on Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than- temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 1% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed results in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

Valuation of Other Real Estate Owned (“OREO”). Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

The Company’s assets grew $20.4 million, or 3.9%, to $548.1 million at September 30, 2009 compared to $527.7 million at December 31, 2008, primarily as a result of an increase in cash and cash equivalents of $27.5 million, partially offset by a decrease in securities held-to-maturity of $6.8 million. Held-to-maturity securities decreased to $42.9 million from $49.7 million as of December 31, 2008, due to maturities of debt securities of U.S. government sponsored enterprises, partially offset by purchases of U.S. Treasury securities. The increase in cash and cash equivalents was primarily due to the increase in deposits of $49.8 million, partially offset by a decrease of $29.3 million in FHLB advances. Total net loans decreased to $415.7 million from $416.1 million as of December 31, 2008, primarily due to the decreases in one- to four-family and multi-family loans combined of $12.7 million and commercial construction loans of $2.9 million, offset by the increases in commercial real estate and commercial business loans combined of $13.6 million and an increase in home equity loans of $1.0 million.

Total deposits at September 30, 2009 were $384.5 million compared to $334.8 million at December 31, 2008. During the period money market and demand deposit accounts increased $32.6 million and $6.6 million, respectively. Certificates of deposit balances increased $7.6 million, or 3.8%, to $208.4 million at September 30, 2009. The growth in deposits reflects continued success of sales and marketing efforts to increase core deposits, specifically commercial deposits and municipality accounts.

Total stockholders’ equity decreased $89,000, or 0.09%, to $93.9 million at September 30, 2009 from December 31, 2008, resulting mainly from the purchase of 107,503 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $1.3 million, and a net loss of $1.5 million for the period, mostly offset by the decrease in unearned compensation and additional paid-in-capital of $1.3 million and decrease in accumulated other comprehensive loss of $1.4 million. The decrease in unearned compensation and additional paid-in-capital was due stock option, stock award, and ESOP expenses. The Company’s book value per share increased to $14.70 at September 30, 2009 compared to $14.47 at December 31, 2008.

Lending Activities

At September 30, 2009, the Company’s net loan portfolio was $415.7 million, or 75.8% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family[1]	$153,192	36.6%	$164,781	39.3%
Multi-family	10,390	2.5%	11,459	2.7%
Home equity	28,346	6.8%	27,184	6.5%
Commercial	122,246	29.2%	114,981	27.5%

Total	314,174	75.1%	318,405	76.0%

Construction-residential	8,589	2.1%	8,431	2.1%
Construction-commercial	30,289	7.2%	33,198	7.9%

Total construction	38,878	9.3%	41,629	10.0%

Total real estate loans	353,052	84.4%	360,034	86.0%

Consumer loans	4,411	1.1%	4,045	1.0%

Commercial loans	60,574	14.5%	54,255	13.0%

Total loans	418,037	100.0%	418,334	100.0%

Undisbursed portion of loans in process	439		72
Net deferred loan origination costs	976		1,003
Allowance for loan losses	(3,746)		(3,333)

Loans, net	$415,706		$416,076

1	Excludes loans held for sale of $0 and $185 at September 30, 2009 and December 31, 2008, respectively.

The Company’s net loan portfolio decreased $370,000, or 0.1%, during the first nine months of 2009 primarily due to the decreases in one- to four-family and multi-family loans combined of $12.7 million and commercial construction loans of $2.9 million, offset by the increases in commercial real estate and commercial business loans combined of $13.6 million and increase in home equity loans of $1.0 million. In order to reduce interest rate risk, the Company sold $32.7 million of fixed rate, low coupon residential real estate loans originated in 2009 to the secondary market. Servicing rights will continue to be retained on all loans written and sold to the secondary market.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	September 30, 2009	December 31, 2008
	(Dollars In Thousands)
Nonaccrual loans:
Residential mortgages	$2,290	$2,358
Construction	—	97
Commercial mortgages	178	237
Commercial & Industrial	219	139
Home Equity	107	79
Consumer	37	6

Total nonaccrual loans	2,831	2,916
Real estate owned, net	277	269

Total nonperforming assets	$3,108	$3,185

Ratios:
Total nonperforming loans as a percentage of total loans (1) (2)	0.67%	0.69%
Total nonperforming assets as a percentage of total assets (2)	0.57%	0.60%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming assets consist of nonperforming loans and OREO. Nonperforming loans consist of all loans 90 days or more past due.

Nonaccrual loans decreased $85,000, or 2.9%, to $2.8 million as of September 30, 2009 compared to $2.9 million as of December 31, 2008. Management reviews nonaccrual loans on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,
	2009	2008
	(Dollars In Thousands)

Allowance for loan losses at beginning of period, December 31	$3,333	$3,076

Charged-off loans:
Residential mortgages	(93)	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	(9)	—
Home equity	—	—
Consumer	(48)	(51)

Total charged-off loans	(150)	(51)

Recoveries on loans previously charged-off:
Residential mortgages	—	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	—	—
Home equity	—	—
Consumer	13	18

Total recoveries	13	18

Net loan charge-offs	(137)	(33)
Provision for loan losses	550	306

Allowance for loan losses, end of period	$3,746	$3,349

Ratios:
Net loan charge-offs to average loans, net	0.03%	0.01%
Allowance for loan losses to total loans (1)	0.89%	0.81%
Allowance for loan losses to nonperforming loans (2)	132.32%	122.90%
Recoveries to charge-offs	8.67%	35.29%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2009		December 31, 2008
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)

Demand deposits	$37,393	9.73%	$30,811	9.21%
NOW accounts	16,785	4.36%	14,702	4.39%
Passbook accounts	41,726	10.85%	40,780	12.18%
Money market deposit accounts	80,202	20.86%	47,608	14.22%

Total transaction accounts	176,106	45.80%	133,901	40.00%
Certificates of deposit	208,434	54.20%	200,866	60.00%

Total deposits	$384,540	100.00%	$334,767	100.00%

Deposits increased $49.8 million to $384.5 million at September 30, 2009 from $334.8 million at December 31, 2008. Money market deposit accounts increased $32.6 million, or 68.5%. Certificates of deposit balances increased $7.6 million, or 3.8%, to $208.4 million at September 30, 2009. Demand deposits increased $6.6 million, or 21.4%. The growth in deposits reflects continued success of sales and marketing efforts to increase core deposits, specifically commercial deposits and municipality accounts.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	September 30, 2009	December 31, 2008
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$71,258	$76,567
Securities sold under agreements to repurchase	27,334	38,557
Other borrowings	—	50
Average advances outstanding during the period:
FHLB Advances	$58,408	$45,872
Securities sold under agreements to repurchase	21,062	23,191
Other borrowings	—	25
Weighted average interest rate during the period:
FHLB Advances	2.79%	3.16%
Securities sold under agreements to repurchase	1.02%	1.50%
Other borrowings	—	7.00%
Balance outstanding at end of period:
FHLB Advances[1]	$47,285	$76,567
Securities sold under agreements to repurchase	21,896	21,956
Other borrowings	—	—
Weighted average interest rate at end of period:
FHLB Advances	3.37%	2.24%
Securities sold under agreements to repurchase	0.98%	1.25%
Other borrowings	—	—

1	Balance includes a one time put option of $5 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. Borrowings decreased $29.3 million from $76.6 million at December 31, 2008 to $47.3 million at September 30, 2009 due to a decrease in short-term borrowings of $10.0 million and payments on long-term advances of $29.8 million, offset by proceeds from long-term advances of $10.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General

Net loss increased $1.2 million, to $1.4 million for the quarter ended September 30, 2009 compared to a net loss of $156,000 for the same quarter last year. The increase in net loss primarily resulted from an OTTI write-down of investment securities during the quarter of $1.3 million. Also contributing to the net loss for the quarter was an increase in FDIC assessment fees of $108,000 and additional income tax expense of $100,000 to increase the deferred tax valuation allowance, reducing our Charitable Foundation contribution carry-forward to an amount we estimate can be fully utilized. Net interest margin compression, due to the unfavorable interest rate environment, also contributed to the decrease in net income.

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

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$44,356	$209	1.87%	$54,074	$429	3.16%
Loans:
Residential real estate loans	166,299	2,288	5.46%	175,364	2,477	5.62%
Commercial real estate loans	159,873	2,475	6.14%	153,874	2,440	6.31%
Consumer loans	31,981	411	5.10%	30,133	446	5.89%
Commercial loans	61,274	723	4.68%	53,943	760	5.60%

Loans, net (2)	419,427	5,897	5.58%	413,314	6,123	5.89%
Other	34,421	14	0.16%	20,390	94	1.83%

Total interest-earning assets	498,204	6,120	4.87%	487,778	6,646	5.42%

Noninterest-earning assets	40,389			35,423

Total assets	$538,593			$523,201

Interest-bearing liabilities:
Deposits:
Money market accounts	$75,122	$209	1.10%	$48,148	$259	2.14%
Savings accounts (3)	41,755	35	0.33%	39,422	68	0.69%
NOW, ATS, and other transaction accounts	16,987	10	0.23%	14,969	14	0.37%
Certificates of deposit	210,322	1,621	3.06%	200,076	1,944	3.87%

Total interest-bearing deposits	344,186	1,875	2.16%	302,615	2,285	3.00%
FHLB advances	47,796	414	3.44%	67,406	541	3.19%
Securities sold under agreement to repurchase	18,050	46	1.01%	25,042	86	1.37%
Other borrowings	—	—	—	18	—	—

Total interest-bearing borrowings	65,846	460	2.77%	92,466	627	2.70%

Total interest-bearing liabilities	410,032	2,335	2.26%	395,081	2,912	2.93%
Demand deposits	33,628			30,228
Other noninterest-bearing liabilities	368			215

Total liabilities	444,028			425,524
Total stockholders’ equity	94,565			97,677

Total liabilities and stockholders’ equity	$538,593			$523,201

Net interest-earning assets	$88,172			$92,697

Tax equivalent net interest income/interest rate spread (4)		3,785	2.61%		3,734	2.49%

Tax equivalent net interest income as a percentage of interest-earning assets			3.01%			3.05%

Ratio of interest-earning assets to interest-bearing liabilities			121.50%			123.46%

Less: tax equivalent adjustment (1)		(37)			(40)

Net interest income as reported on statement of operations		$3,748			$3,694

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended September 30, 2009 compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$37	$(257)	$(220)
Loans:
Residential real estate loans	(122)	(67)	(189)
Commercial real estate loans	250	(215)	35
Consumer loans	26	(61)	(35)
Commercial loans	98	(135)	(37)

Total loans	252	(478)	(226)
Other	41	(121)	(80)

Total interest-earning assets	$330	$(856)	$(526)

Interest-bearing liabilities:
Deposits:
Money market accounts	$108	$(158)	$(50)
Savings accounts (2)	4	(37)	(33)
NOW, ATS, and other transaction accounts	2	(6)	(4)
Certificates of deposit	97	(420)	(323)

Total deposits	211	(621)	(410)
FHLB advances	(166)	39	(127)
Securities sold under agreement to repurchase	(21)	(19)	(40)
Other borrowings	—	—	—

Total interest-bearing borrowings	(187)	20	(167)

Total interest-bearing liabilities	24	(601)	(577)

Increase (decrease) in net interest income (3)	$306	$(255)	$51

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $51,000, or 1.4%, to $3.8 million for the three months ended September 30, 2009, primarily due to the decrease in cost of funds outweighing the decrease in yield of assets. Net interest margin decreased 4 basis points to 3.01% for the three months ended September 30, 2009 from the comparable period in 2008, primarily due to the decreasing interest rate environment.

Interest and dividend income, on a tax equivalent basis, declined $526,000, or 7.9%, to $6.1 million for the three months ended September 30, 2009, compared with the same period last year. Average interest-earning assets totaled $498.2 million for the three months ended September 30, 2009 compared to $487.8 million for the same period last year, an increase of $10.4 million, or 2.1%. Average loans increased $6.1 million, or 1.5%, primarily due to strong originations. Average investment securities decreased $9.7 million for the period and investment securities interest income declined $220,000, or 51.3%, due to falling interest rates. The yield on average interest-earning assets decreased 55 basis points to 4.87% for the three months ended September 30, 2009, principally as a result of lower market rates of interest.

Total interest expense decreased $577,000, or 19.8%, to $2.3 million for the three months ended September 30, 2009 from $2.9 million for the same period in 2008, due to the interest rate environment. Average interest-bearing liabilities increased $15.0 million, or 3.8% to $410.0 million for the three months ended September 30, 2009 from $395.1 million for the comparable period in 2008, reflecting an increase in interest-bearing deposits. Rates paid on average interest-bearing liabilities declined 67 basis points to 2.26% for the third quarter of 2009, largely reflecting the lower market interest rates. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2009 was $385,000 compared to $34,000 for the same period in 2008. The increase in the provision for loan losses was primarily due to the increase in impaired commercial construction loans, which resulted in an additional loss provision of $200,000.

Non-interest Income

Total non-interest income increased $200,000, or 51.5%, to $588,000 for the third quarter of 2009 compared to $388,000 for the same period in 2008, primarily due to the increase in income from loan sales of $112,000 and decrease in loss on securities available-for-sale of $123,000.

Non-interest Expenses

Non-interest expenses increased $1.9 million, or 46.6%, to $5.8 million for the three months ended September 30, 2009 compared to $4.0 million in the third quarter of 2008. The increase is primarily due to an OTTI write-down of $1.3 million. During the three months ended September 30, 2009, management determined that 30 of the companies, or 56 individual issues, in the following 10 industries had other-than-temporary impairment for which a charge was recorded in the amount of $1.3 million. The increase is also attributable to the increase in occupancy, furniture and equipment, and salary and benefit expenses of $433,000 associated with the bank’s expansion that included two additional branch locations, as well as an increase in FDIC assessment fees of $108,000.

Income Taxes

The Company’s income tax expense decreased $710,000, or 325.7%, to a tax benefit of $492,000 for the third quarter of 2009 compared to tax expense of $218,000 in the third quarter of 2008. The decrease in income tax for the three months ended September 30, 2009 was primarily due to the net loss of $1.4 million, slightly offset by the increase of $100,000 in the deferred tax valuation allowance relating to our contribution to the Chicopee Savings Bank Charitable Foundation as part of our stock offering. Based on the narrowing of the bank’s net interest margin and current market conditions, management has increased the valuation allowance against the deferred tax benefit of $1.4 million as of September 30, 2009, reducing the tax benefit of our charitable contribution carry-forward to an amount we estimate can be fully utilized.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General

Net income decreased $1.6 million to a net loss of $1.5 million for the nine months ended September 30, 2009 compared to net income of $160,000 for the same period last year. The net loss for the nine months ended September 30, 2009 is primarily due to an OTTI write-down of investment securities of $1.4 million. The net loss is also attributable to the increase in FDIC assessment fees of $396,000 and additional tax expense of $100,000 to increase the deferred tax valuation allowance, reducing our Charitable Foundation contribution carry-forward to an amount we estimate can be fully utilized. Net interest margin compression, due to the unfavorable interest rate environment, also contributed to the decrease in net income.

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

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$47,638	$663	1.86%	$47,342	$1,168	3.30%
Loans:
Residential real estate loans	170,669	7,217	5.65%	172,326	7,411	5.74%
Commercial real estate loans	158,163	7,253	6.13%	147,261	7,111	6.45%
Consumer loans	31,632	1,223	5.17%	28,566	1,289	6.03%
Commercial loans	58,177	2,024	4.65%	50,143	2,218	5.91%

Loans, net (2)	418,641	17,717	5.66%	398,296	18,029	6.05%
Other	21,801	21	0.13%	13,221	268	2.71%

Total interest-earning assets	488,080	18,401	5.04%	458,859	19,465	5.67%

Noninterest-earning assets	42,274			32,131

Total assets	$530,354			$490,990

Interest-bearing liabilities:
Deposits:
Money market accounts	$60,902	$454	1.00%	$42,299	$687	2.17%
Savings accounts (3)	41,595	119	0.38%	39,855	213	0.71%
NOW, ATS, and other transaction accounts	16,206	37	0.31%	14,603	44	0.40%
Certificates of deposit	204,946	4,967	3.24%	200,506	6,238	4.16%

Total interest-bearing deposits	323,649	5,577	2.30%	297,263	7,182	3.23%
FHLB advances	58,408	1,220	2.79%	42,662	1,009	3.16%
Securities sold under agreement to repurchase	21,062	160	1.02%	22,327	266	1.59%
Other borrowings	—	—	—	32	2	8.35%

Total interest-bearing borrowings	79,470	1,380	2.32%	65,021	1,277	2.62%

Total interest-bearing liabilities	403,119	6,957	2.31%	362,284	8,459	3.12%
Demand deposits	32,453			28,252
Other noninterest-bearing liabilities	270			177

Total liabilities	435,842			390,713
Total stockholders’ equity	94,512			100,277

Total liabilities and stockholders’ equity	$530,354			$490,990

Net interest-earning assets	$84,961			$96,575

Tax equivalent net interest income/interest rate spread (4)		11,444	2.73%		11,006	2.55%

Tax equivalent net interest income as a percentage of interest-earning assets			3.13%			3.20%

Ratio of interest-earning assets to interest-bearing liabilities			121.08%			126.66%

Less: tax equivalent adjustment (1)		(110)			(117)

Net interest income as reported on statement of operations		$11,334			$10,889

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Nine Months Ended September 30, 2009 compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$5	$(510)	$(505)
Loans:
Residential real estate loans	(73)	(121)	(194)
Commercial real estate loans	507	(365)	142
Consumer loans	129	(195)	(66)
Commercial loans	327	(521)	(194)

Total loans	890	(1,202)	(312)
Other	110	(357)	(247)

Total interest-earning assets	$1,005	$(2,069)	$(1,064)

Interest-bearing liabilities:
Deposits:
Money market accounts	$228	$(461)	$(233)
Savings accounts (2)	9	(103)	(94)
NOW, ATS, and other transaction accounts	5	(12)	(7)
Certificates of deposit	135	(1,406)	(1,271)

Total deposits	377	(1,982)	(1,605)
FHLB advances	339	(128)	211
Securities sold under agreement to repurchase	(14)	(92)	(106)
Other borrowings	(1)	(1)	(2)

Total interest-bearing borrowings	324	(221)	103

Total interest-bearing liabilities	701	(2,203)	(1,502)

Increase in net interest income (3)	$304	$134	$438

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, was $11.4 million for the nine months ended September 30, 2009, an increase of $438,000 compared to the same period in 2008, primarily due to the decrease in cost of funds outweighing the decrease in yield of assets. Net interest margin declined 7 basis points to 3.13% for the nine months ended September 30, 2009 from the comparable period in 2008, primarily due to the decreasing interest rate environment.

Total interest and dividend income, on a tax equivalent basis, declined $1.1 million, or 5.5%, to $18.4 million for the nine months ended September 30, 2009, compared to $19.5 million for the same period last year. Average interest-earning assets totaled $488.1 million for the nine months ended September 30, 2009 compared to $458.9 million for the same period last year, an increase of $29.2 million, or 6.4%. Average loans increased $20.3 million, or 5.1%, primarily due to strong originations activity. Average investment securities increased $296,000, or 0.6%, but investment security interest income declined by $505,000 due to dramatic decrease in short-term interest rates. The yield on average interest-earning assets declined 63 basis points, to 5.04% for the nine months ended September 30, 2009, as a result of lower market rates of interest. In addition, a portion of the Company’s existing interest-sensitive assets repriced to lower rates.

Total interest expense decreased $1.5 million, or 17.8%, to $7.0 million for the nine months ended September 30, 2009 from $8.5 million for the same period in 2008, resulting from decreased rates paid on average interest-bearing liabilities. Rates paid on average interest-bearing liabilities decreased 81 basis points to 2.31% for the nine months ended September 30, 2009, largely reflecting lower market interest rates. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $40.8 million, or 11.3%, to $403.1 million for the nine months ended September 30, 2009 from $362.3 million for the comparable period in 2008, reflecting growth in interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses increased $244,000 to $550,000 for the nine months ended September 30, 2009 from $306,000 for the same period in 2008. The increase in the provision for loan losses was primarily due to the increase in impaired commercial construction loans, which resulted in an additional loss provision of $200,000.

Non-interest Income

Total non-interest income increased $478,000, or 32.0%, to $2.0 million for the nine months ended September 30, 2009 compared to $1.5 million for the same period in 2008, primarily due to the increase in income from loan sales of $556,000 and decrease in loss on securities available-for-sale of $35,000. The increases were partially offset by a decrease in service charges, fees and commissions of $112,000.

Non-interest Expenses

Non-interest expenses increased $3.3 million, or 28.5%, to $14.9 million for the nine months ended September 30, 2009 compared to $11.6 million in the same period in 2008. The increase is primarily due to an OTTI write-down of $1.4 million. For the nine months ended September 30, 2009, the Company recorded an OTTI of write-down of $1.4 million, representing 30 companies, or 56 individual issues. These securities were deemed to be other-than-temporarily impaired. Management evaluated these securities according to their OTTI procedures and determined the decline in value to be other-than-temporary. The increase is also attributable the increase in occupancy, furniture and equipment, and salary and benefit expenses of $1.2 million associated with the bank’s expansion that included two additional branch locations and increase in FDIC assessment fees of $396,000.

Income Taxes

The Company’s income tax expense decreased $991,000, or 283.1%, to a tax benefit of $641,000 for the nine months ended September 30, 2009, compared to a tax expense of $350,000 for the same period in 2008. The decrease in income tax for the nine months ended September 30, 2009 was primarily due to the net loss of $1.5 million, slightly offset by the increase of $100,000 in the deferred tax valuation allowance relating to our contribution to the Chicopee Savings Bank Charitable Foundation as part of our stock offering. Based on the narrowing of the bank’s net interest margin and current market conditions, management has increased the valuation allowance against the deferred tax benefit of $1.4 million as of September 30, 2009, reducing the tax benefit of our charitable contribution carry-forward to an amount we estimate can be fully utilized.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield

Investment securities (no tax adjustment)	$172	1.54%	$389	2.86%	$553	1.55%	$1,051	2.97%
Tax equivalent adjustment (1)	37		40		110		117

Investment securities (tax equivalent basis)	$209	1.87%	$429	3.16%	$663	1.86%	$1,168	3.30%

Net interest income (no tax adjustment)	$3,748		$3,694		$11,334		$10,889
Tax equivalent adjustment (1)	37		40		110		117

Net interest income (tax equivalent basis)	$3,785		$3,734		$11,444		$11,006

Interest rate spread (no tax adjustment)		2.58%		2.46%		2.70%		2.51%
Net interest margin (no tax adjustment)		2.98%		3.01%		3.10%		3.17%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term investments are primarily consisted of U.S. Treasury and government agencies, which we use primarily for the collateral purposes for sweep accounts maintained by commercial customers. The balance of these investments fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents, net of reserve requirements, totaled $50.6 million. The fair value of Agency and U.S. Treasury securities, net of pledged securities, totaled $7.7 million. The fair value of collateralized mortgage obligations totaled $6.1 million. Total securities classified as available-for-sale were $5.3 million at September 30, 2009. In addition, at September 30, 2009, we had the ability to borrow a total of approximately $105.7 million from the Federal Home Loan Bank of Boston. On September 30, 2009, we had $47.3 million of borrowings outstanding. In addition, we had the following available lines of credit: $10.0 million with the FHLB of Boston, $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of September 30, 2009 totaled $120.4 million, or 57.7%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at September 30, 2009.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2009 and December 31, 2008 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of September 30, 2009:

Total Capital to Risk Weighted Assets
Company	$97,652	23.9%	$32,622	8.0%	N/A	N/A
Bank	$85,101	20.9%	$32,515	8.0%	$40,644	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,906	23.0%	$16,311	4.0%	N/A	N/A
Bank	$81,355	20.0%	$16,258	4.0%	$24,386	6.0%

Tier 1 Capital to Average Assets
Company	$93,906	17.4%	$21,543	4.0%	N/A	N/A
Bank	$81,355	15.1%	$21,487	4.0%	$26,859	5.0%

As of December 31, 2008:

Total Capital to Risk Weighted Assets
Company	$98,762	23.6%	$33,497	8.0%	N/A	N/A
Bank	$82,546	19.8%	$33,340	8.0%	$41,675	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,429	22.8%	$16,748	4.0%	N/A	N/A
Bank	$79,213	19.0%	$16,670	4.0%	$25,005	6.0%

Tier 1 Capital to Average Assets
Company	$95,429	18.2%	$20,928	4.0%	N/A	N/A
Bank	$79,213	15.3%	$20,733	4.0%	$25,916	5.0%

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2009	December 31, 2008

Commitments to grant loans	$41,575	$16,614
Unfunded commitments for construction loans	8,644	12,837
Unfunded commitments under lines of credit	53,383	44,610
Standby letters of credit	2,546	2,456

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure under FIN 45, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,546 and $2,456 at September 30, 2009 and December 31, 2008, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2009 and December 31, 2008 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at September 30, 2009 through September 30, 2010.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
(Dollars In Thousands)
300 bp	$15,719	$1,141	7.8%
200	$15,501	$923	6.3%
100	$14,950	$372	2.6%
—	$14,578	—	—
(100)	$14,040	$(538)	-3.7%
(200)	$13,515	$(1,063)	-7.3%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and set forth below in this Form 10-Q, which could materially affect our business, financial condition or future results. The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2008 (“Form 10-K”). The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $229,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the Federal Deposit Insurance Corporation to levy up to two additional special assessments of up to five basis points each during 2009 if the Federal Deposit Insurance Corporation estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Federal Deposit Insurance Corporation believes would adversely affect public confidence or to a level that will be close to or below zero. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. If the proposed rule is passed, we would be required to make a payment of approximately $1.7 million to the Federal Deposit Insurance Corporation on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities – Not applicable

(b) Use of Proceeds – Not applicable

(c) Repurchase of Our Equity Securities –

On August 8, 2008, the Company announced that its Board of Directors authorized a third stock repurchase program (the “Third Stock Repurchase Program”) for the purchase of up to 335,000 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase of up to 200,000 shares under the Third Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Sterne, Agee & Leach, Inc. The remaining shares will be repurchased through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the third quarter of 2009 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2009	50,003	$13.25	321,680	13,320

August 1 - 31, 2009	3,100	13.13	324,780	10,220

September 1 - 30, 2009	—	—	324,780	10,220

Total	53,103	$13.24	324,780

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: November 5, 2009	By:	/S/ WILLIAM J. WAGNER
William J. Wagner
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Dated: November 5, 2009	By:	/S/ W. GUY ORMSBY
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)