Form 10-K
period 2009-12-31
CHICOPEE BANCORP, INC.
filed 2010-03-16
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    YES  ☐    NO  ☒

On June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $83,063,252.

The number of shares of Common Stock outstanding as of March 16, 2010 is 6,379,030.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Stockholders, to be held on May 26, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854. The Bank is a full-service, community oriented financial institution offering products and services to individuals and businesses through nine offices located in western Massachusetts. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Depositor’s Insurance Fund (“DIF”) of Massachusetts. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services, into a broad line of lending products including one- to four-family, multi-family, commercial real estate, commercial business, construction and development and consumer loans, including home equity lines of credit and automobile loans. The Bank also sells one- to four-family residential loans to the secondary market to reduce interest rate risk. The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, and investment management. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the FHLB and proceeds from loan sales. The Bank also provides access to insurance and investment products through its Financial Services Division.

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

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the FDIC, we held approximately 4.75% of the deposits in Hampden County, which was the 10th largest market share out of the 21 banks and thrifts with offices in Hampden County. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks. There are also 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group, NewAlliance Bancshares, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $427.8 million at December 31, 2009, representing 78.6% of total assets. In its lending activity, the Company originates residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not make “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios). While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $147 million in fiscal year 2009 and $139 million in 2008, including loans sold to the secondary market. Residential mortgages loans sold into the secondary market totaled $37 million during 2009 and $2.2 million in 2008. Servicing rights are retained on all loans originated and sold into the secondary market.

One- to Four-Family Loans. At December 31, 2009, the residential real estate loan portfolio totaled $150.3 million, or 35.1%, of the total loan portfolio with an average yield of 5.60%. Residential real estate loans originated totaled $56.6 million in 2009 and $38.4 million in 2008. Of the residential real estate loans outstanding at December 31, 2009, $124.1 million were adjustable rate loans, or 82.6% of the total residential real estate loan portfolio. Total loans serviced for others as of December 31, 2009 is $71.4 million. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

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

The largest owner-occupied residential real estate loan was $1.7 million and was performing according to its original terms as of December 31, 2009.

All adjustable-rate mortgage loans are underwritten taking the indexed rate into consideration at each adjustment period until the full cap is reached. A Mass Attorney General Important Disclosure (MA Chapter 93A-Determining Affordability of ARM Loans) is completed for each adjustable rate mortgage request, which calculates the overall debt to income based on the initial principal and interest payment along with real estate taxes, insurance, and other monthly payments due from the borrower and also includes the repricing of these payments at each adjustment up to the maximum caps allowed under the note. This process minimizes the risk of qualification at the time the loan reaches the maximum rate for that product.

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

Commercial Real Estate and Multi-Family Loans. At December 31, 2009, the commercial real estate and multi-family loans totaled $136.9 million, or 32.0%, of the total loan portfolio with an average yield of 6.10%. Our commercial real estate and multi-family loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2009, our largest multi-family real estate loan was $1.2 million and was secured by an apartment building located in Chicopee, Massachusetts. At December 31, 2009, our largest commercial real estate loan was $4.9 million and was secured by a Walgreens in Worcester, Massachusetts. These loans were both performing according to their original terms at December 31, 2009.

At December 31, 2009, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $19.5 million and $12.8 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2009, we had 14 land loans totaling $1.9 million.

Construction Loans. At December 31, 2009, the Company had $38.3 million of construction loans outstanding, representing 9.0% of the total loan portfolio. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2009, our largest outstanding residential construction loan was $594,000, of which $589,000 was outstanding. At December 31, 2009, our largest outstanding commercial construction loan was a $5.0 million, of which $4.5 million was outstanding. This loan is for the development of an assisted-care facility. These loans were performing in accordance with their original terms at December 31, 2009.

Commercial and Industrial Loans. The Company originated $54.1 million and $38.9 million in commercial loans in 2009 and 2008, respectively. As of December 31, 2009, the Company had $68.5 million in commercial loans, representing 16.0% of the total loan portfolio, with an average yield of 4.70%. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial loans.

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

At December 31, 2009, our largest commercial term loan was a $2.8 million loan secured by real estate in West Springfield, Massachusetts. Our largest commercial relationship at December 31, 2009 was $13.3 million. This relationship included a commercial line of credit loan for $10.0 million, of which $5.5 million was outstanding at December 31, 2009. All of these loans are secured by assets of the borrower and were performing according to their original terms at December 31, 2009.

Consumer Loans. The Company originated $14.8 million and $16.1 million of consumer loans, including home equity loans, respectively in 2009 and 2008. Consumer loans outstanding at December 31, 2009 totaled $33.7 million, or 7.9%, of the total loan portfolio, with an average yield of 5.15%. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles and recreational vehicles and pools and spas and home improvement loans.

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

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate adjustable-rate loans will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans in excess of the Senior Lending Officer limits ($500,000 for real estate loans, secured consumer loans, and secured and unsecured commercial loans; and $100,000 for unsecured consumer loans.) must be authorized by the President and the Senior Lending Officer up to 1.5 times the Senior Lending Officer lending limits. All other extensions of credit exceeding such limitations require the approval of the executive committee, a committee of the Board of Directors of the Bank.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2009, our general regulatory limit on loans to one borrower was $17.0 million. At December 31, 2009, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. On December 31, 2009, our largest lending relationship, as approved by the executive committee, was a $14.6 million commercial real estate loan relationship, secured by assets of the borrower. The loans that comprise this relationship were performing in accordance with their original terms at December 31, 2009.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2009.

At December 31, 2009, our investment portfolio consisted primarily of short-term U.S Treasury securities and U.S. Government and government sponsored enterprise securities, investment-grade corporate and industrial revenue bonds, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Our Chief Financial Officer and Treasurer and Senior Vice President of Finance are responsible for ensuring that the investment policy is followed and that all securities are considered prudent for investment. They are authorized to execute transactions up to $3.0 million. All transactions exceeding $3.0 million, and up to $4.0 million maximum, must also be approved by the President and Chief Executive Officer.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2009, $32.2 million, or 8.8% of our total deposits, were municipal deposits. At December 31, 2009, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be at the middle end of the market for rates on all types of deposit products depending on our needs for funds and rates on borrowings. The Bank chose not to participate in the FDIC’s Transaction Account Guarantee Program. Customers of the Bank with non interest-bearing transaction accounts will continue to be insured through December 31, 2013 for up to $250,000 under the FDIC’s general deposit insurance rules. In addition, all of the Bank’s deposits above the FDIC limit are insured in full by the Depositors Insurance Fund (“DIF”). The combination of the FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposit accounts. No depositor has ever lost a penny in a bank insured by both FDIC and DIF.

Borrowed Funds. We may utilize advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Securities sold under agreements to repurchase are customer deposits that are invested overnight in U.S. Treasury securities. The customers, predominantly commercial customers, set a predetermined balance and deposits in excess of that amount are transferred into the repurchase account from each customer’s checking account. The next banking day, the funds are recredited to their individual money market account along with interest earned at market rates. These types of accounts are often referred to as sweep accounts.

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2009, 2008 and 2007, we received fees of $142,000, $396,000 and $356,000, respectively, through our relationship with Linsco/Private Ledger.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2009, CSB Colts had total assets of $13.1 million consisting primarily of industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2009 was $263,000. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2009, CSB Investment had total assets of $20.5 million consisting primarily of U.S. Treasury securities and U.S. Government and government sponsored enterprise securities, collateralized mortgage obligations, and marketable equity securities. CSB Investment’s net loss for the year ended December 31, 2009 was $978,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned. Cabot Realty is currently active and at December 31, 2009, had total assets of $495,000 consisting of cash and cash equivalents of $376,000 and other real estate owned of $80,000. Cabot Realty’s net loss for the year ended December 31, 2009 was $43,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2009 had total assets of $17,000.

Personnel

As of December 31, 2009, we had approximately 136 full-time employees and 18 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Chicopee Bancorp, a Massachusetts corporation and registered bank holding company. Chicopee Savings Bank’s deposits are insured up to applicable limits by the FDIC and by the DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its primary federal regulator and deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Chicopee Bancorp is regulated by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the establishment of deposit insurance assessment fees, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commission of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Chicopee Bancorp and Chicopee Savings Bank.

Set forth below is a brief description of certain regulatory requirements applicable to Chicopee Bancorp and Chicopee Savings Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Chicopee Bancorp and Chicopee Savings Bank.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered stock savings bank, Chicopee Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Chicopee Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. At December 31, 2009, the Bank’s levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities. A total of $500,000 in dividends was declared in 2009 from the Bank to the Company. The Bank paid the dividend in January 2010.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of the bank’s capital and reserves.

Loans to a Bank’s Insiders. The Massachusetts banking laws prohibit any executive officer, director or trustee of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Federal law imposes additional restrictions on Chicopee Savings Bank’s investment activities. See “—Federal Regulations—Investment Activities”.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. In addition, Massachusetts consumer protection and civil rights statutes applicable to Chicopee Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method used to determine assessments by the FDIC discussed below under “—Federal Regulations—Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which become effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to the federal provisions discussed below.

Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Chicopee Savings Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

U.S. Treasury’s TARP Capital Purchase Program. In October 2008, the U.S. Treasury created the Capital Purchase Program (“CPP”) under which Treasury purchased securities from qualified financial institutions in an effort to stabilize the financial system. Institutions electing to participate in the CPP became subject to a number of restrictions, including limits on executive compensation, stock redemptions and dividends. Chicopee Savings Bank elected not to participate in the CPP.

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

Investment Activities. Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered FDIC-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC regulations permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Chicopee Savings Bank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of Chicopee Savings Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.

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

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Chicopee Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts. In October 2008, in response to the global financial crisis, deposit insurance by the FDIC was increased to a maximum of $250,000 per depositor. On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, as a Massachusetts-chartered stock savings bank, Chicopee Savings Bank is required to be a member of the Massachusetts Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures. As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC has increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Chicopee Savings Bank prepaid $1.9 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect Chicopee Savings Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2009, Chicopee Savings Bank paid $38,000 in fees related to the FICO.

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

Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act, the FDIC has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The regulations generally require that Chicopee Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Chicopee Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Chicopee Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Chicopee Savings Bank’s latest FDIC CRA rating was “Satisfactory.”

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Chicopee Savings Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-Boston, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB-Boston stock at December 31, 2009 of $4.3 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB-Boston advances increased, the Bank’s net interest income would likely also be reduced. On February 26, 2009, the FHLB-Boston’s board of directors (i) announced that they were suspending dividends for the remainder of 2009 and (ii) issued a moratorium of the redemption of FHLB-Boston stock. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs also will not cause a decrease in the value of the FHLB-Boston stock held by the Bank.

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

Chicopee Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Chicopee Savings Bank.

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

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Chicopee Bancorp ever held as a separate subsidiary a depository institution in addition to Chicopee Savings Bank.

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

Executive Officers of the Registrant

Name	Principal Position

William J. Wagner	President and Chief Executive Officer of Chicopee Bancorp and Chicopee Savings Bank

W. Guy Ormsby	Executive Vice President, Chief Financial Officer and Treasurer of Chicopee Bancorp and Executive Vice President and Treasurer of Chicopee Savings Bank

Maria J.C. Aigner	Senior Vice President of Chicopee Bancorp and Senior Vice President, Human Resources, of Chicopee Savings Bank

Alzira C. Costa	Senior Vice President of Chicopee Bancorp and Senior Vice President, Operations and Security, of Chicopee Savings Bank

Russell J. Omer	Executive Vice President of Chicopee Bancorp and Executive Vice President, Lending, of Chicopee Savings Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her position for at least the last five years. Ages presented are as of December 31, 2009.

Maria J.C. Aigner has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Human Resources, of Chicopee Savings Bank since December 2004. Previously, Ms. Aigner served as Vice President, Human Resources. Ms. Aigner is the cousin of Alzira C. Costa, Senior Vice President, Operations and Security, of Chicopee Savings Bank. Age 54.

Alzira C. Costa has served as Senior Vice President of Chicopee Bancorp since 2006 and Senior Vice President, Operations and Security, of Chicopee Savings Bank since 1987. Ms. Costa is the cousin of Maria J.C. Aigner, Senior Vice President, Human Resources. Age 62.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Executive Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 59.

Item 1A. Risk Factors.

Our increased emphasis on commercial real estate and commercial business lending may expose us to increased lending risks. At December 31, 2009, our loan portfolio consisted of $126.1 million, or 29.5%, of commercial real estate loans and $68.5 million, or 16.0%, of commercial business loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The United States economy remains weak and unemployment levels are high. The prolonged economic downturn will adversely affect our business and financial results. The United States experienced a severe economic recession in 2008 and 2009. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

A continued downturn in the local economy or a decline in real estate values could decrease our profits. Nearly all of our real estate loans are secured by real estate in Hampden County. As a result of this concentration, a continued downturn in the local economy could cause significant increases in non-performing loans, which would decrease our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A continued decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings.

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

Changes in interest rates could adversely affect our results of operations and financial condition. Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-earning assets generally reprice or mature more quickly than our interest-bearing liabilities, an increase in interest rates generally would tend to result in an increase in net interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Additionally, a majority of our single-family mortgage loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers. There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these or other proposals limiting our rights as a creditor to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.95% of total loans at December 31, 2009, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Any future FDIC insurance premium increases or special assessments will adversely affect our earnings. The FDIC has adopted a rule that will require us to prepay insurance premiums. As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. We recorded an expense of $229,000 during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and amended the method by which rates are calculated. Quarterly assessments paid by Chicopee Savings Bank for 2009 equaled $539,000, compared to $47,000 for 2008. Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings.

In addition, in November 2009 the FDIC adopted a rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. On December 30, 2009, Chicopee Savings Bank prepaid approximately $1.9 million in estimated quarterly assessment fees for the fourth quarter of 2009 through the fourth quarter of 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect Chicopee Savings Bank’s capital or tax obligations. For further discussion of how changes in interest rates could impact us, see “—Federal Regulations—Insurance of Deposit Accounts.”

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2009, we held 4.75% of the deposits in Hampden County, which was the 10th largest market share of deposits out of the 21 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended December 31, 2009, our return on equity was -1.69%.

If dividends paid on our investment in the Federal Home Loan Bank of Boston continue to be suspended our earnings could decrease. We own common stock of the Federal Home Loan Bank of Boston (“FHLB-Boston”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-Boston’s advance program. There is no market for our FHLB-Boston common stock, and the FHLB-Boston announced a moratorium on redemptions of such stock in the first quarter of 2009.

As a result of losses, the FHLB-Boston has not paid a dividend since the fourth quarter of 2008, which has decreased our earnings. In addition, future dividend levels paid by the FHLB-Boston, if paid at all, may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.

Our contribution to Chicopee Savings Charitable Foundation may not be fully tax deductible, which could decrease our profits. We made a contribution to the Chicopee Savings Charitable Foundation (“the Foundation”); valued at $5.5 million, pre-tax, at the time of our initial public offering. The Internal Revenue Service has granted tax-exempt status to the Foundation. The amount of the tax deduction related to the Foundation is limited to 10% of taxable income each year, but can be carried forward until 2011. We may not have sufficient income to be able to fully deduct the contribution. As a result of our analysis of whether it is “more likely than not” we will be unable to fully deduct the contribution; we have established a valuation allowance of $1.7 million. At December 31, 2009, our contribution carryforward, net of the related allowance is $96,000.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for the five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $9.2 million at December 31, 2009. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2009:

		Location	Year Opened	Lease Expires
Owned
	Main Office:

		70 Center Street Chicopee, MA 01013	1973

	Branch Offices:

		39 Morgan Road West Springfield, MA 01089	2005

		569 East Street Chicopee, MA 01020	1976

		435 Burnett Road Chicopee, MA 01020	1990

		219/229 Exchange Street Chicopee, MA 01013	2009/1998

Leased

		599 Memorial Drive Chicopee, MA 01020	1977	2012 (1)

		477A Center Street Ludlow, MA 01056	2002	2022

		350 Palmer Road Ware, MA 01082	2009	2027

		32 Williamansett Street South Hadley, MA 01075	2008	2027 (2)

(1)	Chicopee Savings Bank has an option to renew for five years.
(2)	The lease is for the land only, the building is owned by Chicopee Savings Bank.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 20, 2006, Chicopee Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market (“Nasdaq”). Our common stock is listed on the Nasdaq under the symbol “CBNK.” The following table sets forth the high and low closing prices of the common stock for the years ended December 31, 2009 and 2008, as reported by NASDAQ. The Company did not pay any dividend to shareholders during the years ended December 31, 2009 and 2008.

	High	Low		High	Low

2009			2008
First Quarter	$11.90	$10.16	First Quarter	$13.21	$13.21
Second Quarter	13.53	11.75	Second Quarter	12.85	12.75
Third Quarter	13.67	12.74	Third Quarter	13.49	13.11
Fourth Quarter	13.57	12.11	Fourth Quarter	11.95	11.65

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

	Period Ending
Index	07/21/06	12/31/06	12/31/07	12/31/08	12/31/09
Chicopee Bancorp, Inc.	100.00	108.08	89.43	82.18	86.19
NASDAQ Composite	100.00	119.55	131.28	78.06	112.31
SNL Thrift < $500M	100.00	106.65	90.08	69.42	72.31

(a)	As of March 3, 2010, the Company had approximately 749 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 -31, 2009	—	$—	324,780	10,220

November 1-30, 2009	10,220	13.00	335,000	—

December 1 -31, 2009	—	—	335,000	—

Total	10,220	$13.00	335,000

(1)	On August 8, 2008 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 335,000 shares of the Company’s common stock or approximately 5% of its outstanding common stock. On November 25, 2009, the Company completed the stock repurchase program.

Item 6. Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31
	2009	2008	2007	2006	2005
	(In Thousands)

Selected Financial Data:
Total assets	$544,150	$527,699	$463,456	$450,045	$391,349
Cash and cash equivalents	20,075	23,100	23,521	11,528	17,586
Loans, net	424,655	416,076	379,868	368,968	315,649
Securities available-for-sale	503	5,268	7,864	7,861	4,934
Securities held-to-maturity	62,983	49,662	27,324	37,411	29,472
Deposits	365,498	334,767	324,971	311,571	295,023
Advances from the Federal Home Loan Bank	63,675	76,567	17,774	15,256	29,417
Total stockholders’ equity	94,172	94,017	104,299	108,446	43,441
Nonperforming assets	4,924	3,185	1,014	1,711	736
	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands)

Selected Operating Data:
Interest and dividend income	$24,488	$25,783	$26,305	$22,759	$18,832
Interest expense	9,107	11,189	11,783	9,207	6,930

Net interest and dividend income	15,381	14,594	14,522	13,552	11,902
Provision for loan losses	897	315	223	440	120

Net interest income after provision for loan losses	14,484	14,279	14,299	13,112	11,782
Non-interest income	2,715	2,001	2,521	1,631	1,492
Non-interest expense	19,422	15,882	14,202	17,854	11,087

Income (loss) before provision for income taxes	(2,223)	398	2,618	(3,111)	2,187
Income tax (benefit) expense	(627)	376	1,018	(577)	771

Net income (loss)	$(1,596)	$22	$1,600	$(2,534)	$1,416

Earnings (loss) per share	$(0.28)	$0.00	$0.24	$(0.37)	n/a

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	5.03%	5.53%	6.13%	5.85%	5.47%
Average rate paid on interest-bearing liabilities	2.26%	3.02%	3.63%	2.96%	2.29%
Average interest rate spread (2)	2.77%	2.51%	2.50%	2.89%	3.18%
Net interest margin (3)	3.17%	3.15%	3.40%	3.49%	3.47%
Ratio of interest-earning assets to interest-bearing liabilities	121.58%	126.71%	132.66%	125.29%	113.98%
Non-interest expenses as a percent of average assets	3.65%	3.20%	3.10%	4.28%	2.99%
Return on average assets	(0.30)%	0.00%	0.35%	(0.61)%	0.38%
Return on average equity	(1.69)%	0.02%	1.48%	(3.57)%	3.30%
Ratio of average equity to average assets	17.76%	19.85%	23.57%	17.02%	11.58%
Efficiency ratio (4)	110.74%	94.42%	87.01%	117.18%	82.43%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	23.40%	23.60%	28.60%	28.70%	13.83%
Tier 1 capital to risk-weighted assets	22.40%	22.80%	27.70%	27.83%	13.03%
Tier 1 capital to average assets	17.40%	18.40%	22.70%	24.35%	11.27%

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.13%	0.69%	0.27%	0.46%	0.23%
Nonperforming assets as a percent of total assets	0.90%	0.60%	0.22%	0.38%	0.19%
Allowance for loan losses as a percent of total loans	0.95%	0.79%	0.80%	0.78%	0.82%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	84.17%	114.30%	303.35%	169.96%	353.94%
Net loans charged-off to average interest-earning loans	0.04%	0.01%	0.01%	0.04%	0.01%

Other Data:
Banking offices at end of period	9	8	7	7	7

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.
(4)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on sales of investment securities, property, loans and other, net. At December 31, 2009 the ratio is calculated as follows (in thousands):

Non-interest expenses	$19,422

Tax equivalent net interest income	$15,565
Non-interest income	2,715
Add back:
Loan sales and servicing, net	(629)
Net (loss) gain on sales of securities available-for-sale	(141)
Loss on sale of Other real estate owned	28

Total income included in calculation	$17,538
Non-interest expenses divided by Total income	110.74%

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to: (1) changes in consumer spending, borrowing and savings habits; (2) the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company; (3) adverse changes in the securities market; and (4) the costs, effects and outcomes of existing of future litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance to cover the inherent probable losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

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

Other-Than-Temporary Impairment. “Accounting for Certain Investments in Debt and Equity Securities,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Benefits,” and “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed to be other than temporary are recorded in earnings as realized losses. For declines in the fair value of individual debt securities available-for-sale below their cost that are deemed to be other-than-temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is determined to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the difference between the security’s cost basis and its fair value at the balance sheet date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Expanding our branch network and market area and upgrading our existing branches as earnings permit. From our formation in 1845 until 2002, we operated solely out of our offices located in Chicopee, Massachusetts and focused our lending in Chicopee and the surrounding area. Recently, our management began to implement a growth strategy that expanded our presence into additional communities contiguous to Chicopee. In 2002, we opened a branch to the east of Chicopee in Ludlow, and in 2005 we opened a branch to the west of Chicopee in West Springfield. As a result of our efforts to expand our presence, at December 31, 2009, most of our loan portfolio was secured by property within Chicopee and its contiguous communities.

We intend to continue our geographic expansion outside of Chicopee by opening branches in communities contiguous to those currently served by Chicopee Savings Bank if market conditions are favorable. In December 2008, we opened a full-service branch in South Hadley, Massachusetts, and in February 2009, we opened a full-service branch in Ware, Massachusetts.

Continuing to increase our commercial relationships in our expanding market area. Since 1999 we have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. In particular, since December 31, 2007, our commercial real estate and commercial business portfolio has increased $45.8 million, or 30.7%, and at December 31, 2009 was 45.5% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and commercial real estate development in our market area. In addition, since December 31, 2007, our securities sold under agreements to repurchase, which are sweep accounts primarily for commercial customers, increased $6.2 million, or 44.0%, and at December 31, 2009 and were 3.7% of total assets. Business deposit and checking accounts increased from $27.0 million at December 31, 2007 to $43.4 million at December 31, 2009, an increase of 60.9%. Finally, since 2007, we have also increased the number of our commercial lenders and commercial lending support staff.

Increasing our deposit market share in our expanding market area. Retail deposits are our primary source of funds for investing and lending. By offering a variety of deposit products, special and tiered pricing, and superior customer service, we will seek to retain and expand existing customer relationships as well as attract new deposit customers. Personalized service and flexibility with regard to customer needs will continue to be augmented with a full array of delivery channels to maximize customer convenience. These include drive-up banking, ATMs, internet banking, automated bill payment, remote capture, and telephone banking. Through our continued focus on these deposit-gathering efforts in existing branch locations, couple with our plans for geographic expansion, we expect to increase the overall level of deposits and our market share in the markets we serve.

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

Continuing to increase our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $142,000, $396,000 and $356,000 of non-interest income during the years ended December 31, 2009, 2008 and 2007, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency. Our ratio of non-interest expense to average total assets increased to 3.65% in 2009 from 3.20% 2008. The increase in expenses in 2009 was largely impacted by an other-than-temporary impairment charge of $1.4 million and increase in FDIC insurance premium fees of $492,000, which includes the FDIC special assessment of $229,000 paid in the second quarter of 2009. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment, and these investments have had a negative impact on our expense ratios over the short term. In addition, we have had an increase in operating expenses as a result of our public company status, including costs associated with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002, which have required us to perform a more in-depth review of our internal control procedures. Increased operating expenses due to our Equity Incentive Plan, initiated in 2007, have also had a significant impact on our expense ratios. We also have had higher costs for auditing, accounting, legal and other miscellaneous holding company expenses as a result of being a public company. We will continue our efforts to monitor costs throughout the organization, and over the long term, as our assets grow, we will attempt to lower our ratio of non-interest expense to total average assets.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2009, our nonperforming loans (loans which are 90 or more days delinquent) were 1.13% of our total loan portfolio. Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets increased $16.5 million, or 3.1%, to $544.2 million at December 31, 2009, from $527.7 million at December 31, 2008. The growth in assets was primarily attributable to an increase in net loans of $8.6 million and held-to-maturity securities of $8.6 million. Net loans increased to $424.7 million at December 31, 2009, from $416.1 million at December 31, 2008, primarily reflecting origination volume totaling $147.0 million in 2009. The Company’s level of loan originations was largely due to the decreasing interest rate environment. These factors were somewhat offset by normal amortization totaling approximately $21.4 million and the sale of $37.0 million of loans to FHLMC in the secondary market to reduce interest rate risk. Loan payoffs and construction advances and line of credit pay downs also offset 2009 loan originations. The Company will continue to evaluate the sale of fixed rate low coupon real estate loans in 2010.

Asset growth was funded primarily through increased deposit balances of $30.7 million. Total deposits grew to $365.5 million at December 31, 2009 compared to $334.8 million at December 31, 2008, reflecting increases in money market accounts of $7.7 million, or 16.2%, and demand and NOW accounts of $15.6 million, or 34.2%. The growth in deposits was mainly attributable to the increase in commercial relationships.

Total stockholders’ equity increased $155,000, or 0.2%, to $94.2 million at December 31, 2009 from $94.0 million at December 31, 2008. The increase was mainly due to the decrease in unearned compensation and additional paid-in-capital of $1.7 million, and decrease in unrealized losses associated with equities of $1.5 million offset by the purchase of 117,723 shares in 2009 of the Company’s common stock through the Company’s stock repurchase program, at a cost of $1.5 million for the year, and a net loss of $1.6 million for the period. The Company’s book value per share increased 2.0% to $14.76 at December 31, 2009 compared to $14.47 at December 31, 2008.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate multi-family, construction and consumer loans.

The size of our one- to four-family residential loan portfolio has decreased during 2009, from $164.8 million to $150.3 million, primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $37.0 million fixed rate, low coupon residential real estate loans originated in 2009 to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Our commercial real estate and multi-family portfolio increased during 2009, from $126.4 million to $136.9 million as a result of new commercial loan relationships established in 2009.

Commercial business loans increased during 2009, from $54.3 million to $68.5 million as a result of new commercial relationships, due to increased marketing efforts and offering a wider variety of services for commercial borrowers, including cash management products.

Our construction loan portfolio decreased during 2009, from $41.6 million to $38.3 million. Commercial construction decreased by $4.1 million from $33.2 million to $29.1 million as projects were completed and sold, offset by an increase in residential construction.

Growth in the consumer and home equity loan portfolio of $2.5 million, from $31.2 million to $33.7 million is primarily attributable to increased marketing activities and competitive pricing on our home equity products.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)

Real estate loans:
One- to four-family	$150,311	35.14%	$164,781	39.38%	$154,170	40.35%	$143,818	38.77%	$132,417	41.75%
Multi-family	10,790	2.52%	11,459	2.74%	11,674	3.06%	11,447	3.09%	11,142	3.51%
Commercial	126,090	29.48%	114,981	27.49%	103,180	27.01%	102,965	27.75%	94,118	29.67%
Home equity lines of credit	29,320	6.85%	27,184	6.50%	22,704	5.94%	21,152	5.70%	15,106	4.76%

Total real estate loans	316,511	73.99%	318,405	76.11%	291,728	76.36%	279,382	75.31%	252,783	79.69%
Construction loans:
Residential	9,193	2.15%	8,431	2.02%	11,827	3.10%	14,970	4.04%	9,790	3.09%
Commercial	29,122	6.81%	33,198	7.93%	28,567	7.47%	26,743	7.20%	13,032	4.10%

Total construction loans	38,315	8.96%	41,629	9.95%	40,394	10.57%	41,713	11.24%	22,822	7.19%

Total real estate and construction loans	$354,826	82.95%	$360,034	86.06%	$332,122	86.93%	$321,095	86.55%	275,605	86.88%

Consumer loans	4,390	1.03%	4,045	0.97%	4,111	1.08%	3,555	0.96%	3,000	0.95%
Commercial loans	68,541	16.02%	54,255	12.97%	45,815	11.99%	46,348	12.49%	38,596	12.17%

Total loans	427,757	100.00%	418,334	100.00%	382,048	100.00%	370,998	100.00%	317,201	100.00%
Undisbursed portion of loans in process	10		72		—		21		—
Net deferred loan origination costs	965		1,003		896		857		811
Allowance for loan losses	(4,077)		(3,333)		(3,076)		(2,908)		(2,605)

Loans, net	$424,655		$416,076		$379,868		$368,968		$315,407

Loan Maturity. The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
	(In Thousands)

Amounts due:
One year or less	$2,845	$31,257	$38,752	$366	$73,220
More than one year to five years	8,481	7,058	17,678	5,401	38,618
More than five years	275,866	—	12,111	27,943	315,920

Total amount due	$287,192	$38,315	$68,541	$33,710	$427,758

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs.

	Fixed	Adjustable	Total
	(In Thousands)

Real estate loans	$30,513	$253,834	$284,347
Construction	5,463	5,844	11,307
Commercial	18,502	11,275	29,777
Consumer	19,362	13,982	33,344

Total loans	$73,840	$284,935	$358,775

Securities. Our securities portfolio consists primarily of U.S. Treasury securities. Total securities increased $8.6 million, or 15.6%, in the year ended December 31, 2009. The increase in 2009 is due to purchases of U.S. Treasury securities and an $8.3 million bond, offset by the maturities of U.S. government sponsored enterprises and the sale of most of the equity portfolio. See Note 3 for detail on the sale of the equity portfolio. Total securities increased $19.9 million, or 56.9%, in the year ended December 31, 2008, primarily due to the purchase of held-to-maturity securities. All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Available-for-sale securities
Marketable equity securities	$402	$503	$7,449	$5,268	$7,321	$7,681

Total available-for-sale securities	$402	$503	$7,449	$5,268	$7,321	$7,681

Held-to-maturity securities
Debt securities of U.S. Government sponsored enterprises	$1,999	$1,999	$27,164	$27,189	$16,496	$16,500
U.S. Treasury securities	43,118	43,117	11,997	12,000	—	—
Corporate and industrial revenue bonds	12,109	12,109	4,060	4,060	4,303	4,303
Collateralized mortgage obligations	5,757	5,905	6,441	6,424	6,525	6,266

Total held-to-maturity securities	$62,983	$63,130	$49,662	$49,673	$27,324	$27,069

Total securities	$63,385	$63,633	$57,111	$54,941	$34,645	$34,750

(1)	Does not include investments in FHLB-Boston stock or Banker’s Bank stock totaling $4.3 million and $183,000 at December 31, 2009 and 2008, and $1.6 million and $183,000 at December 31, 2007.

The Company sold $5.9 million of its equity securities during the fourth quarter of 2009. As a result, the Company had a remaining equity portfolio of $503,000 at December 31, 2009. The sales of equity securities during the fourth quarter reflect management’s determination to revise its investment strategy and reduce its overall level of investment in equity securities and overall risk in the equities markets. As part of this revised strategy, it was determined to sell most of the equity securities in the portfolio. The Company expects to continue to hold the remaining equity securities. The Company’s equity securities portfolio was primarily designed to assist the Company in managing its liquidity and interest rate risk on a long-term basis. However, due to the unprecedented decline in the stock market over the past two years, the value of such portfolio has been significantly reduced which resulted in management’s reevaluation of the investment strategy and reliance on its equity portfolio for liquidity.

At December 31, 2009, management determined that 5 of the equities sold in the fourth quarter in the financial industry had other-than-temporary impairment for which a loss on sale of OTTI securities was recorded in the amount of $62,000. For the year ended December 31, 2009, the Company sold OTTI securities at a loss of $241,000. These securities were sold due to company specific information that suggested the cost of the shares were not likely to recover.

At December 31, 2009, our marketable equity securities had gross unrealized losses of approximately $15,000. These investments are in highly traded stocks. During the year ended December 31, 2009, the Company experienced a total other-than-temporary impairment write-down of $1.4 million, representing 30 companies, or 56 individual issues. Management evaluated these securities according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary. The following table reflects the fair value and OTTI loss of securities that were written-down before the sale of the equity portfolio for the year ended December 31, 2009 due to other-than-temporary impairment by industry (in thousands):

Industry	Fair Value on Date of Write-Down	OTTI Loss	# of securities	# of companies	% of fair value	% of loss	Impairment severity
Energy	$645	$334	13	7	26%	24%	52%
Materials	366	246	7	4	15%	18%	67%
Industrial	293	176	9	3	12%	13%	60%
Financial	398	282	11	5	16%	20%	71%
Consumer discretionary	149	95	2	2	6%	7%	64%
Utilities	230	92	4	3	9%	7%	40%
Health Care	176	86	4	2	7%	6%	49%
Telecommunciation	85	42	2	1	3%	3%	49%
Consumer staples	110	32	3	2	4%	2%	29%
Information technology	23	18	1	1	1%	1%	78%

	$2,475	$1,403	56	30	100%	100%

At December 31, 2009, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity at December 31, 2009.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2009. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)

Held-to-maturity securities
U.S. Government sponsored enterprise obligations	$1,999	0.12%	$—	—	$—	—	$—	—	$1,999	0.12%
U.S. treasury securities	43,118	0.12%	—	—	—	—	—	—	43,118	0.12%
Corporate and industrial revenue bonds	—	—	3,809	5.16%	8,300	4.47%	—	—	12,109	4.69%
Collateralized mortgage obligations	—	—	—	—	4,561	4.61%	1,196	4.49%	5,757	4.59%

Total held-to-maturity securities	$45,117	0.12%	$3,809	5.16%	$12,861	4.52%	$1,196	4.49%	$62,983	1.41%

As of December 31, 2009, the Company also held $4.3 million in FHLB-Boston stock. The Company periodically evaluates its investment in FHLB-Boston stock for impairment based on, among other factors, the capital adequacy of the FHLB-Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2009. The Company will continue to monitor its investment in FHLB-Boston stock. For additional information regarding our FHLB-Boston stock, see Note 3 to the notes to the consolidated financial statements.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2009, we did not use brokered deposits as a source of funding. Deposits increased $30.7 million, or 9.2%, for the year ended December 31, 2009. The increase in deposits in 2009 is mostly due to the increase in demand accounts of $12.6 million, or 40.9%, money market accounts of $7.7 million, or 16.2%, and certificates of deposit of $5.4 million, or 2.7%. The increase in demand and money market accounts was directly related to the increase in commercial relationships. Deposits increased $8.0 million, or 2.5%, for the year ended December 31, 2008. The increase in deposits consisted primarily of an increase in money market and demand deposits, partially offset by the decrease in certificates of deposits. The increase in money market and demand deposits was due primarily to the increase in commercial relationships.

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,
	2009	2008	2007
	(In Thousands)

Demand	$43,398	$30,811	$26,970
Savings	42,875	40,780	40,463
Money market	55,293	47,608	36,650
NOW	17,697	14,702	14,649
Certificates of deposit	206,235	200,866	208,004

Total deposits	$365,498	$334,767	$326,736

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2009. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)

Three months or less	$9,344	1.83%
Over three through six months	23,656	2.27%
Over six through 12 months	10,955	2.24%
Over 12 months	55,535	3.73%

Total	$99,490	3.04%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Maximum amount of advances outstanding at any month-end during the year:
FHLB Advances	$71,258	$76,567	$17,774
Securities sold under agreements to repurchase	27,334	38,557	17,937
Other borrowings	—	50	100
Average advances outstanding during the year:
FHLB Advances	$58,278	$45,872	$14,515
Securities sold under agreements to repurchase	21,339	23,191	13,240
Other borrowings	—	25	77
Weighted average interest rate during the year:
FHLB Advances	2.90%	3.16%	3.90%
Securities sold under agreements to repurchase	0.98%	1.50%	2.60%
Other borrowings	—	7.00%	7.00%
Balance outstanding at end of year:
FHLB Advances	$63,675	$76,567	$17,774
Securities sold under agreements to repurchase	20,422	21,956	14,179
Other borrowings	—	—	54
Weighted average interest rate at end of year:
FHLB Advances	3.04%	2.24%	4.03%
Securities sold under agreements to repurchase	0.50%	1.25%	2.50%
Other borrowings	—	—	7.00%

FHLB advances decreased $12.9 million, or 16.8%, for the year ended December 31, 2009. The decrease was due to maturities and principal pay downs of $40.8 million, offset by new advances of $27.9 million. The Company relied mostly on the increase in deposits of $30.7 million in 2009 to fund loan growth. FHLB advances increased $58.8 million, or 330.8%, for the year ended December 31, 2008. The increase in FHLB advances during the period was used to fund loan growth. These advances mature in 2010 through 2018. FHLB advances increased $2.5 million, or 16.5%, for the year ended December 31, 2007, due to loan growth.

Securities sold under agreements to repurchase remained relatively consistent with the prior year at $20.4 million as of December 31, 2009 compared to $22.0 million at December 31, 2008. Securities sold under agreements to repurchase increased $7.8 million, or 54.8%, during the year ended December 31, 2008 compared with the year ended December 31, 2007, due to the increase in commercial relationships. Securities sold under agreements to repurchase increased $1.5 million, or 11.5%, during the year ended December 31, 2007, due to our marketing of commercial cash management products.

In addition, at December 31, 2009, 2008 and 2007, we had the ability to borrow a total of $3.0 million from a correspondent bank, none of which was borrowed at such date. As of December 31, 2009 our line of credit with the FHLB increased to $10.0 million from $4.9 million and the Company had an option to purchase Fed Funds of up to $3.0 million. The Company did not utilize any of these contingency funding options as of December 31, 2009.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2009, 2008 and 2007. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)

Interest-earning assets:
Investments (1)	$49,136	$967	1.97%	$49,530	$1,410	2.85%	$41,609	$1,914	4.60%
Loans:
Residential real estate loans	169,213	9,472	5.60%	173,566	9,927	5.72%	163,325	9,087	5.56%
Commercial real estate loans	159,449	9,726	6.10%	149,300	9,549	6.40%	141,355	9,511	6.73%
Consumer loans	32,029	1,648	5.15%	29,135	1,757	6.03%	26,051	1,777	6.82%
Commercial loans	60,263	2,830	4.70%	50,349	2,892	5.74%	44,602	3,318	7.44%

Loans, net (2)	420,954	23,676	5.62%	402,350	24,125	6.00%	375,333	23,693	6.31%
Other	20,459	29	0.14%	16,983	404	2.38%	13,640	806	5.91%

Total interest-earning assets	490,549	24,672	5.03%	468,863	25,939	5.53%	430,582	26,413	6.13%

Noninterest-earning assets	41,669			29,494			27,632

Total assets	$532,218			$498,357			$458,214

Interest-bearing liabilities:
Deposits:
Money market accounts	$60,292	$559	0.93%	$45,340	$916	2.02%	$39,094	$1,037	2.65%
Savings accounts (3)	41,783	148	0.35%	39,864	266	0.67%	44,053	460	1.04%
NOW accounts	16,445	47	0.29%	14,712	61	0.41%	15,584	61	0.39%
Certificates of deposit	205,354	6,451	3.14%	201,026	8,148	4.05%	198,019	9,309	4.70%

Total interest-bearing deposits	323,874	7,205	2.22%	300,942	9,391	3.12%	296,750	10,867	3.66%
FHLB advances	58,278	1,692	2.90%	45,872	1,448	3.16%	14,515	566	3.90%
Securities sold under agreement to repurchase	21,339	210	0.98%	23,191	348	1.50%	13,240	345	2.61%
Other borrowings	—	—	7.00%	25	2	8.00%	77	5	6.49%

Total interest-bearing borrowings	79,617	1,902	2.39%	69,088	1,798	2.60%	27,832	916	3.29%

Total interest-bearing liabilities	403,491	9,107	2.26%	370,030	11,189	3.02%	324,582	11,783	3.63%

Demand deposits	33,908			29,228			25,408
Other noninterest-bearing liabilities	285			197			213

Total liabilities	437,684			399,455			350,203
Total stockholders’ equity	94,534			98,902			108,011

Total liabilities and stockholders' equity	$532,218			$498,357			$458,214

Net interest-earning assets	$87,058			$98,833			$107,225

Tax equivalent net interest income/interest rate spread (4)		15,565	2.77%		14,750	2.51%		14,630	2.50%

Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.17%			3.15%			3.40%

Ratio of interest-earning assets to interest-bearing liabilities			121.58%			126.71%			132.66%

Less: tax equivalent adjustment (1)		(184)			(156)			(108)

Net interest income as reported on income statement		$15,381			$14,594			$14,522

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Year Ended December 31, 2009 Compared to December 31, 2008)			Year Ended December 31, 2008 Compared to December 31, 2007
	Increase (Decrease Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$(11)	$(432)	$(443)	$318	$(822)	$(504)
Loans:
Residential real estate loans	(246)	(209)	(455)	581	259	840
Commercial real estate loans	631	(454)	177	521	(483)	38
Consumer loans	164	(273)	(109)	198	(218)	(20)
Commercial loans	523	(585)	(62)	400	(826)	(426)

Total loans	1,072	(1,521)	(449)	1,700	(1,268)	432
Other	71	(446)	(375)	167	(569)	(402)

Total interest-earning assets	$1,132	$(2,399)	$(1,267)	$2,185	$(2,659)	$(474)

Interest-bearing liabilities:
Deposits:
Money market accounts	$240	$(597)	$(357)	$150	$(271)	$(121)
Savings accounts (1)	12	(130)	(118)	(41)	(153)	(194)
NOW accounts	6	(20)	(14)	(3)	3	—
Certificates of deposit	172	(1,869)	(1,697)	139	(1,300)	(1,161)

Total interest-bearing deposits	430	(2,616)	(2,186)	245	(1,721)	(1,476)
FHLB advances	370	(126)	244	1,011	(129)	882
Securities sold under agreement to repurchase	(26)	(112)	(138)	191	(188)	3
Other borrowings	(2)	—	(2)	(4)	1	(3)

Total interest-bearing borrowings	342	(238)	104	1,198	(316)	882

Total interest-bearing liabilities	772	(2,854)	(2,082)	1,443	(2,037)	(594)

Increase (decrease) in net interest income	$360	$455	$815	$742	$(622)	$120

(1)	Includes interest on mortgagors’ escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. For the year ended December 31, 2009, the Company reported a net loss of $1.6 million compared to net income of $22,000 for the year ended December 31, 2008.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $15.6 million for the year ended December 31, 2009, an increase of $815,000, or 5.5%, from $14.7 million for the same period in 2008. The increase reflects the Company’s ability to decrease the cost of interest-bearing liabilities by $2.1 million, offset by a decrease in income from interest-earning assets of $1.3 million. Net interest margin, on a tax equivalent basis, increased 2 basis points to 3.17% for the year ended December 31, 2009 from 3.15% for the same period in 2008, primarily attributable to the Company’s ability to adapt to the decreasing interest rate environment by decreasing the cost of interest bearing liabilities more than the economic decrease to earning assets.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, decreased $1.3 million, or 4.9%, to $24.7 million for the year ended December 31, 2009 from $25.9 million in 2008, largely reflecting the decreasing interest rate environment. Average interest-earning assets totaled $490.5 million for the year ended December 31, 2009 compared to $468.9 million for the same period last year, representing an increase of $21.7 million, or 4.6%. Average loans increased $18.6 million, or 4.6%, primarily due to strong originations partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2009 to the secondary market. Average investment securities decreased $394,000, or 0.8%. The tax equivalent yield on interest-earning assets decreased 50 basis points to 5.03% for the year ended December 31, 2009 from 5.53% for the year ended December 31, 2008, largely attributable to lower market rates of interest for 2009.

Interest Expense. Total interest expense decreased $2.1 million, or 18.6%, to $9.1 million for the year ended December 31, 2009 from $11.2 million in 2008, resulting primarily from decreased FHLB interest rates and the Company’s ability to decrease deposit rates. Average interest-bearing liabilities totaled $403.5 million for the year ended December 31, 2009, representing an increase of $33.5 million, or 9.0%, from $370.0 million for the same period in 2008, mainly due to an increase in average deposit balances of $22.9 million, or 7.6%. Average money market accounts increased $15.0 million, or 33.0%, to $60.3 million for the year ended December 31, 2009, due to the increase in commercial relationships. Average certificate of deposit balances increased $4.3 million, or 2.2%, to $205.4 million for the year ended December 31, 2009. Average FHLB advances increased $12.4 million, or 27.0%, to $58.3 million for the year ended December 31, 2008, mainly due to the increase in bonds of $8.0 million. The rate paid on interest-bearing liabilities decreased 76 basis points to 2.26% for the year ended December 31, 2009 from 3.02% in 2008, reflecting the lower interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses increased by $582,000 to $897,000 for the year ended December 31, 2009 from $315,000 for the same period in 2008. Factors contributing to the increase in the loan loss provision include the growth in the commercial portfolio, which carries higher risk and requires higher reserves, as well as the continued weakening of the local and national economy. While the Company has not recorded a significant loan loss during these challenging times, economic conditions dictate that we continue making prudent additions to the loan loss provision.

The allowance for loan losses was $4.1 million, or 0.95% of total loans, as of December 31, 2009, as compared to $3.3 million, or 0.79% of total loans, as of December 31, 2008. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased $714,000, or 35.7%, to $2.7 million for the year ended December 31, 2009 compared to $2.0 million for the same period in 2008. The increase was primarily due to a $642,000 increase in loan sales and servicing and a $198,000 increase in gains on sales of securities available for sale. In addition, income from customer service charges and fees, excluding income from investment services, increased by $159,000, or 13.2%, to $1.4 million. These increases were partially offset by the decrease in income from investment services of $254,000.

Non-interest Expenses. Non-interest expenses increased $3.5 million, or 22.3%, to $19.4 million for the year ended December 31, 2009 from $15.9 million for the same period in 2008. The increase was directly related to a charge of $1.4 million for OTTI securities recognized in the third quarter. In addition, FDIC insurance premium expenses increased $492,000 to $539,000 as of December 31, 2009 from $47,000 as of December 31, 2008, including the FDIC special assessment of $229,000 recognized in the second quarter of 2009. Also contributing to the increase was an increase in expenses directly related to the establishment of two new branches in 2009.

Income Taxes. The Company’s income tax expense decreased $1.0 million to a tax benefit of $627,000 for the year ended December 31, 2009 compared to a tax expense of $376,000 in 2008 mainly attributable to the decrease in income before income taxes of $2.6 million. As of December 31, 2009, a valuation allowance of $1.7 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion. Of the $1.7 million valuation allowance, $411,000 was applied in the second half of 2009. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. For the year ended December 31, 2008, the Company reported net income of $22,000 compared to a net income of $1.6 million for the year ended December 31, 2007.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $14.7 million for the year ended December 31, 2008, an increase of $120,000, or 0.8%, from $14.6 million for the same period in 2007, reflecting an almost even balance in the decline in income from earning assets as compared to the cost of liabilities. Net interest margin, on a tax equivalent basis, decreased 25 basis points to 3.15% for the year ended December 31, 2008 from 3.40% for the same period in 2007, primarily attributable to the increase in earning assets of $38.3 and decline in interest income of $475,000 due to the decreasing interest rate environment.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, decreased $474,000 million, or 1.8%, to $25.9 million for the year ended December 31, 2008 from $26.4 million in 2007, largely reflecting growth in average interest-earning assets, which are earning lower rates than in the prior year. Average interest-earning assets totaled $468.9 million for the year ended December 31, 2008 compared to $430.6 million for the same period last year, representing an increase of $38.3 million, or 8.9%. Average loans increased $27.0 million, or 7.2%, primarily due to strong origination partially mitigated by amortization. Average investment securities increase $7.9 million, or 19.0%, mainly attributable to additional purchases of held-to-maturity securities. The tax equivalent yield on interest-earning assets decreased 60 basis points to 5.53% for the year ended December 31, 2008, largely attributable to the decreasing interest environment.

Interest Expense. Total interest expense decreased $594,000, or 5.0%, to $11.2 million for the year ended December 31, 2008 from $11.8 million in 2007 resulting primarily from decreased rates paid on deposits and FHLB advances. Average interest-bearing liabilities totaled $370.0 million for the year ended December 31, 2008, representing an increase of $45.4 million, or 14.0%, from $324.6 million for the same period in 2007 due to an increase in average FHLB advances of $31.4 million, or 216.0%. Average interest-bearing deposits grew $4.2 million, or 1.4%, to $300.9 million for the year ended December 31, 2008, primarily attributable to increased balances in average money market accounts. Average money markets increased $6.2 million, or 16.0%, to $45.3 million for the year ended December 31, 2008, due to the increase in commercial relationships. Average certificate of deposit balances increased $3.0 million, or 1.5%, to $201.0 million for the year ended December 31, 2008. The rate paid on interest-bearing liabilities decreased 61 basis points to 3.02% for the year ended December 31, 2008 from 3.63% in 2006, reflecting the decreasing interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses increased by $92,000 to $315,000 for the year ended December 31, 2008 from $223,000 for the same period in 2007. The increase was primarily due to the increase in loan balances, in particular the increase in commercial real estate loans, and the increase in non-accrual loans.

The allowance for loan losses was $3.3 million or 0.79% of total loans as of December 31, 2008, as compared to $3.1 million or 0.80% of total loans as of December 31, 2007. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $520,000, or 20.6%, to $2.0 million for the year ended December 31, 2008 compared to $2.5 million for the same period in 2007. The 2008 results included net losses from the sales of available-for-sale securities of $57,000, compared to net gains of $835,000 in 2007, a decrease in income of $892,000 or 106.8%. Fee income increased $384,000, or 31.5%, to $1.6 million for the year ended December 31, 2008 from $1.2 million for the comparable period in 2007 reflecting expansion in deposit balances and transaction volume.

Non-interest Expenses. Non-interest expenses increased $1.7 million, or 11.8%, to $15.9 million for the year ended December 31, 2008 from $14.2 million for the same period in 2007 largely attributable to the increase in Equity Incentive Plan expenses of $630,000, the result of recording a full year of expense in 2008 compared to only a half a year in 2007. In addition, the increase in non-interest expense for the year is associated with the costs of temporarily outsourcing the Company’s IT and Sarbanes Oxley internal audit functions, which was the primary reason for the increase in audit expenses of $194,000, and expenses associated with the development of two new branches, including additional salaries and employee benefits expense of $478,000.

Income Taxes. The Company’s income tax expense decreased $642,000 to a tax expense of $376,000 for the year ended December 31, 2008 compared to $1.0 million in 2007 mainly attributable to the decrease in income before income taxes of $2.2 million. As of December 30, 2008, a valuation allowance of $1.3 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion. Of the $1.3 million valuation allowance, $300,000 was applied in the second half of 2008. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in the market conditions.

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

	For the Years Ended December 31,
	2009		2008		2007
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield

Investment securities (non-tax adjustment)	$783	1.59%	$1,254	2.53%	$1,806	4.34%
Tax equivalent adjustment (1)	184		156		108

Investment securities (tax equivalent basis)	$967	1.97%	$1,410	2.85%	$1,914	4.60%

Net interest income (non-tax adjustment)	$15,381		$14,594		$14,522
Tax equivalent adjustment (1)	184		156		108

Net interest income (tax equivalent basis)	$15,565		$14,750		$14,630

Interest rate spread (no tax adjustment)		2.73%		2.48%		2.48%
Net interest margin (no tax adjustment)		3.14%		3.11%		3.37%

(1)	The tax equivalent adjustment is based on a tax rate of 41% for all periods presented.

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

Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquency vary depending upon the nature of the delinquent loans and the period of delinquency. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 15 day grace period. After mailing delinquency notices, the Company’s collection department calls the borrower to determine the reason for the delinquency and the repayment status. Through continued heightened account monitoring, collection, and workout efforts, the Company attempts to work out a payment schedule with the borrower in order to avoid foreclosure. If these actions do not result in a satisfactory resolution, the Company refers the loan to legal counsel and counsel initiates foreclosure proceedings. The Company is committed to assist the homeowners to remain in their homes.

Management reports to the executive committee monthly regarding the amount of loans delinquent. All loans that are delinquent greater than 90 days, loans that are in foreclosure, and all foreclosed and repossessed property that we own are reported in greater detail to the executive committee monthly.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets, loans that are 90 days or more past due, and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal to be nonperforming assets. Loans are placed on non-accrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When property is acquired and placed into OREO, it is recorded at the lower of its cost, or market price, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2009, the Company had $80,000 classified as OREO.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Non-accrual loans:
Real estate	$3,722	$2,595	$779	$1,460	$545
Construction	184	97	167	—	—
Commercial	664	139	63	243	183
Consumer (1)	274	85	5	8	8

Total	$4,844	$2,916	$1,014	$1,711	$736
Real estate owned	80	269	—	—	—

Total nonperforming assets	$4,924	$3,185	$1,014	$1,711	$736

Total nonperforming loans as a percentage of total loans (2)	1.13%	0.69%	0.27%	0.46%	0.23%
Total nonperforming assets as a percentage of total assets (3)	0.90%	0.60%	0.22%	0.38%	0.19%

(1)	Consumer loans include home equity loans.
(2)	Total loans equals net loans plus the allowance for loan losses.
(3)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

There were 21 residential real estate loans, with total principal balances of $2.7 million and total collateral values of $3.6 million, and five commercial real estate loans, with total principal balances of $982,000 and total collateral values of $2.0 million that were not accruing interest as of December 31, 2009. There was one residential construction loan with a principal balance of $184,000 not accruing interest as of December 31, 2009, with a collateral value of $250,000. There were no commercial construction loans that were not accruing interest as of December 31, 2009. There were 11 commercial loans not accruing interest as of December 31, 2009, with a combined collateral value of $1.2 million. Of the 11 commercial loans, six loans were applied specific reserves of $53,000 to compensate for 100% of the collateral shortfalls. Only one commercial loan has exposure to loss of $9,000 due to a collateral shortfall. The remaining four commercial loans are adequately collateralized. There were 26 consumer and home equity loans not accruing interest as of December 31, 2009. Home equity loans not accruing interest as of December 31, 2009 with total principal balances of $182,000 are comprised of six individual loans with a combined collateral value of $776,000. Collateral values were sufficient to cover the loan balances of non-accrual loans. At December 31, 2009, the Company’s total nonperforming loans as a percentage of total loans of 1.13% was below the peer average of 1.91%.

There were 20 residential real estate loans and two commercial real estate loans that were not accruing interest as of December 31, 2008, with a combined collateral value of $4.6 million. There was one residential construction loan not accruing interest as of December 31, 2008, with a collateral value of $145,000. There were four commercial loans not accruing interest as of December 31, 2008, with a combined collateral value of $682,000. There were four consumer loans not accruing interest as of December 31, 2008. Collateral values were sufficient to cover the loan balances of non-accrual loans.

Interest income that would have been recorded for the year ended December 31, 2009 had nonperforming loans been current according to their original terms amounted to $399,000. Interest income recognized on impaired loans for the year ended December 31, 2009 was $375,000.

Regulators have adopted various regulations and practices regarding problem assets of financial institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified. We perform an internal analysis of our loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, we regularly analyze the probable losses inherent in our loan portfolio and our nonperforming loans to determine the appropriate level of the allowance for loan losses. There are four classifications for problem assets: special mention, substandard, doubtful, and loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention”. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Non-accruing loans are normally classified as substandard. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is normally fully charged-off.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in Thousands)
Special mention loans	$17,342	$12,109	$8,015
Substandard loans	7,939	4,439	3,761
Doubtful loans	502	37	—
Loss loans	17	—	—

Total classified loans	$25,800	$16,585	$11,776

At December 31, 2009, special mention loans consist of $9.5 million in commercial real estate loans, $6.6 million in commercial construction loans, and $1.2 million in commercial business loans; substandard loans consist of $4.0 million in commercial business loans and $2.5 million in commercial construction loans, and $1.4 million in commercial real estate loans; doubtful loans consist of $369,000 in commercial business loans and $133,000 in commercial real estate loans; and loss loans consist of $17,000 in commercial business loans. The increase in classified loans was due to general deterioration of economic conditions that have led to the inability of some businesses to properly service their debt. At December 31, 2009, 95.8% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2009 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include: levels and historical trends in delinquencies, impaired loans, non-accrual loans, charge-offs, recoveries, and classified assets; trends in the volume and terms of loans; effects of any change in underwriting, policies, procedures, and practices; experience, ability, and depth of management and staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; effects of changes in credit concentrations. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

At December 31, 2009, our allowance for loan losses represented 0.95% of total loans and 84.17% of nonperforming loans. The allowance for loan losses increased slightly from $3.3 million at December 31, 2008 to $4.1 million at December 31, 2009, due to a provision for loan losses of $897,000, partially offset by net charge-offs of $153,000. The provision for loan losses in the year ended December 31, 2009 reflects management’s assessment of several factors. In particular, non-accrual loans increased $1.9 million to $4.8 million at December 31, 2009 from $2.9 million at December 31, 2008. Also, net charge-offs increased $95,000 from December 31, 2008. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

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

	For Years Ended December 31,
	2009			2008			2007
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)

Real estate-mortgage	$1,959	48.05%	67.14%	$1,675	50.26%	69.61%	$1,542	50.13%	70.42%
Construction	811	19.89%	8.96%	624	18.72%	9.95%	603	19.60%	10.57%
Commercial	1,124	27.57%	16.02%	895	26.85%	12.97%	778	25.30%	11.99%
Consumer	183	4.49%	7.88%	139	4.17%	7.47%	125	4.06%	7.02%
Unallocated	—	—	—	—	—	—	28	0.91%	—

Total allowance for loan losses	$4,077	100.00%	100.00%	$3,333	100.00%	100.00%	$3,076	100.00%	100.00%

	For Years Ended December 31,
	2006			2005
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)

Real estate-mortgage	$1,467	50.44%	69.61%	$1,754	67.33%	74.93%
Construction	626	21.53%	11.24%	—	—	7.19%
Commercial	724	24.90%	12.49%	580	22.26%	12.17%
Consumer	91	3.13%	6.66%	271	10.41%	5.71%
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,908	100.00%	100.00%	$2,605	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Allowance for loan losses, beginning of period	$3,333	$3,076	$2,908	$2,605	$2,512
Charged-off loans:
Real estate-mortgage	93	—	25	47	—
Construction	—	—	—	—	—
Commercial	9	—	3	88	17
Consumer	69	71	37	4	14

Total charged-off loans	171	71	65	139	31

Recoveries on loans previously charged-off:
Real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	(10)	(2)	(1)
Consumer	(18)	(13)	—	—	(3)

Total recoveries	(18)	(13)	(10)	(2)	(4)

Net loans charged-off	153	58	55	137	27
Provision for loan losses	897	315	223	440	120

Allowance for loan losses, end of period	$4,077	$3,333	$3,076	$2,908	$2,605

Net loans charged-off to average loans, net	0.04%	0.01%	0.01%	0.04%	0.01%
Allowance for loan losses to total loans (1)	0.95%	0.79%	0.80%	0.78%	0.82%
Allowance for loan losses to nonperforming loans (2)	84.17%	114.30%	303.35%	169.96%	353.94%
Net loans charged-off to allowance for loan losses	3.75%	1.74%	1.79%	4.71%	1.04%
Recoveries to charge-offs	-10.53%	-18.31%	-15.38%	1.44%	12.90%

(1)	Total loans equals net loans plus the allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2009 through December 31, 2010.

Increase (Decrease) in Market Interest Rates (Rate Shock)		Net Interest Income
		$ Amount	$ Change	% Change
		(Dollars In Thousands)
500	bp	$17,294	$980	6.0%
400		$17,077	$763	4.7%
300		$16,866	$552	3.4%
200		$16,835	$521	3.2%
100		$16,651	$337	2.1%
—		$16,314	—	—
(100)		$15,156	$(1,158)	-7.1%
(200)		$13,933	$(2,381)	-14.6%

The basis points changes in rates in the above table are assumed to occur evenly over the following 12 months.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB-Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term investments primarily consist of U.S. Treasury and government agencies, which we use primarily for the collateral purposes for sweep accounts maintained by commercial customers. The balance of these investments fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $20.0 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $191,000 at December 31, 2009. Total securities classified as available for sale were $503,000 at December 31, 2009. Other liquid assets as of December 31, 2009 include: U.S. Treasury and government agency securities, net of pledged securities of $14.6 million, and collateralized mortgage obligations of $5.9 million. At December 31, 2009, we had the ability to borrow a total of approximately $102.4 million from the FHLB. In addition, at December 31, 2009 we had the following contingency funding sources available: a $10.0 million available line of credit with the FHLB; an unsecured line of credit of $3.0 million with Bankers Bank, N.E; and the ability to purchase up to $3.0 million in fed funds. During the year ended December 31, 2009, we did not utilize any of the three contingency funding sources. On December 31, 2009, we had $63.7 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2009, we had $87.2 million in loan commitments outstanding, which consisted of $11.6 million in commercial loan commitments, $5.4 million of mortgage loan commitments, and $515,000 in home equity and consumer commitments; $8.2 million in unadvanced construction loan commitments; $59.2 million in unused lines of credit; and $2.3 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2009 totaled $112.9 million, or 54.7% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2009 (in thousands):

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Then Five Years
Long-term debt	$63,675	$5,000	$20,503	$28,172	$10,000
Operating lease obligations	6,563	408	763	750	4,642
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—

Total	$70,238	$5,408	$21,266	$28,922	$14,642

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity increased $155,000, or 0.2%, to $94.2 million at December 31, 2009 from $94.0 million at December 31, 2008. The increase was mainly due to the decrease in unearned compensation and additional paid-in-capital of $1.7 million, and decrease in unrealized losses associated with equities of $1.5 million offset by the purchase of 117,723 shares in 2009 of the Company’s common stock through the Company’s stock repurchase program, at a cost of $1.5 million for the year, and a net loss of $1.6 million for the period. The Company’s book value per share increased 2.0% to $14.76 at December 31, 2009 compared to $14.47 at December 31, 2008. During 2007, 2008 and 2009 we repurchased approximately $2.1 million, or 155,000 shares, $10.4 million, or 787,615 shares and $1.5 million, or 117,723 shares, of our stock respectively. In the future, we may also use other capital management tools such as cash dividends.

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

For the years ended December 31, 2009 and December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Application of Critical Accounting Policies.

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The information pertaining to the Company’s significant accounting policies is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and in the discussion under “Critical Accounting Policies” contained in this Form 10-K.

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

(b) Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2009 Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	864,237	$14.23	59,905

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	864,237	$14.23	59,905

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)

10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)

10.3*	Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc. (3)

10.4*	Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank (3)

10.5*	Amended and Restated Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank (3)

10.6*	Amended and Restated Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank (3)

10.7*	Amended and Restated Change in Control Agreement between Maria J.C. Aigner and Chicopee Savings (3)

10.8*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)

10.9*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)

10.10*	Form of Loan Agreement (1)

10.11*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)

10.12*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)

10.13*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner (1)

10.14	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer, W. Guy Ormsby and William J. Wagner (3)

10.15*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)

10.16*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)

10.17*	First Amendment to Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Bancorp, Inc. (3)

10.18*	First Amendment to Amended and Restated Employment Agreement between W. Guy Ormsby and Chicopee Savings Bank. (3)

21.0	List of Subsidiaries

23.0	Consent of Berry, Dunn, McNeil & Parker

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or agreement.
(1)	Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 15, 2010
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner William J. Wagner	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 15, 2010

/s/ W. Guy Ormsby W. Guy Ormsby	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and chief accounting officer)	March 15, 2010

/s/ James P. Lynch	Director	March 15, 2010
James P. Lynch

/s/ William D. Masse	Director	March 15, 2010
William D. Masse

/s/ Arthur F. DuBois	Director	March 15, 2010
Arthur F. DuBois

/s/ William J. Giokas	Director	March 15, 2010
William J. Giokas

/s/ Francine Jasinski Hayward	Director	March 15, 2010
Francine Jasinski Hayward

/s/ John P. Moylan	Director	March 15, 2010
John P. Moylan

/s/ Gregg F. Orlen	Director	March 15, 2010
Gregg F. Orlen

/s/ Judith T. Tremble	Director	March 15, 2010
Judith T. Tremble

/s/ Thomas J. Bardon	Director	March 15, 2010
Thomas J. Bardon

/s/ James H. Bugbee	Director	March 15, 2010
James H. Bugbee

/s/ Louis E. Dupuis	Director	March 15, 2010
Louis E. Dupuis

/s/ Douglas K. Engebretson	Director	March 15, 2010
Douglas K. Engebretson

/s/ Gary G. Fitzgerald	Director	March 15, 2010
Gary G. Fitzgerald

/s/ Paul C. Picknelly	Director	March 15, 2010
Paul C. Picknelly

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2009, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We have also audited Chicopee Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Stockholders and Board of Directors

Chicopee Bancorp, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Maine

March 16, 2010

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS

Cash and due from banks	$9,757	$21,758
Short-term investments	16	342
Federal funds sold	10,302	1,000

Cash and cash equivalents	20,075	23,100

Securities available-for-sale, at fair value	503	5,268
Securities held-to-maturity, at cost (fair value $63,130 and $49,673 at December 31, 2009 and 2008, respectively)	62,983	49,662
Federal Home Loan Bank stock, at cost	4,306	4,306
Loans receivable, net of allowance for loan losses ($4,077 at December 31, 2009 and $3,333 at December 31, 2008)	424,655	416,076
Loans held for sale	534	185
Other real estate owned	80	269
Mortgage servicing rights	297	75
Bank owned life insurance	12,610	12,144
Premises and equipment, net	10,652	10,677
Accrued interest receivable	1,629	1,577
Deferred income tax asset	2,112	2,434
Other assets	3,714	1,926

Total assets	$544,150	$527,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$43,398	$30,811
Interest-bearing	322,100	303,956

Total deposits	365,498	334,767

Securities sold under agreements to repurchase	20,422	21,956
Advances from Federal Home Loan Bank	63,675	76,567
Accrued expenses and other liabilities	383	392

Total liabilities	449,978	433,682

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at December 31, 2009 and December 31, 2008)	72,479	72,479
Treasury stock, at cost (1,060,338 shares at December 31, 2009 and 942,615 shares at December 31, 2008)	(13,951)	(12,483)
Additional paid-in capital	1,765	1,168
Unearned compensation (restricted stock awards)	(2,269)	(3,107)
Unearned compensation (Employee Stock Ownership Plan)	(4,761)	(5,059)
Retained earnings	40,843	42,439
Accumulated other comprehensive income (loss)	66	(1,420)

Total stockholders’ equity	94,172	94,017

Total liabilities and stockholders’ equity	$544,150	$527,699

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share data)
Interest and dividend income:
Loans, including fees	$23,676	$24,125	$23,693
Interest and dividends on securities	783	1,254	1,806
Other interest-earning assets	29	404	806

Total interest and dividend income	24,488	25,783	26,305

Interest expense:
Deposits	7,205	9,391	10,867
Securities sold under agreements to repurchase	210	348	345
Other borrowed funds	1,692	1,450	571

Total interest expense	9,107	11,189	11,783

Net interest income	15,381	14,594	14,522
Provision for loan losses	897	315	223

Net interest income, after provision for loan losses	14,484	14,279	14,299

Non-interest income:
Service charges, fee and commissions	1,507	1,602	1,218
Loan sales and servicing, net	629	(13)	(7)
Net (loss) gain on sales of securities available-for-sale	382	(47)	835
Loss on sales of other than temporarily impaired securities	(241)	(10)	—
Loss on sale of other real estate owned	(28)	—	—
Income from bank owned life insurance	466	469	475

Total non-interest income	2,715	2,001	2,521

Non-interest expenses:
Salaries and employee benefits	10,258	9,496	8,388
Occupancy expenses	1,607	1,152	1,015
Furniture and equipment	1,139	974	976
FDIC insurance assessment	539	47	40
Data processing	1,089	907	746
Professional fees	578	753	597
Advertising	514	488	468
Other than temporary impairment charge	1,403	—	—
Stationery, supplies and postage	383	351	333
Other non-interest expense	1,912	1,714	1,639

Total non-interest expenses	19,422	15,882	14,202

Income (loss) before income taxes	(2,223)	398	2,618
Income tax expense (benefit)	(627)	376	1,018

Net income (loss)	$(1,596)	$22	$1,600

Earnings (loss) per share:
Basic	$(0.28)	$—	$0.24
Diluted	$(0.28)	$—	$0.24
Adjusted weighted average common shares outstanding
Basic	5,715,618	5,986,141	6,722,067
Diluted	5,715,618	5,986,427	6,737,720

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except number of shares)
Balance at December 31, 2006	$72,479	$—	$144	$—	$(5,654)	$40,817	$660	$108,446

Comprehensive income:
Net income	—	—	—	—	—	1,600	—	1,600
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $228)	—	—	—	—	—	—	(426)	(426)

Total comprehensive income								1,174

Purchase of common stock for funding of restricted stock awards (297,574 shares)	—	—	—	(4,365)	—	—	—	(4,365)
Treasury stock purchased (155,000 shares)	—	(2,108)	—	—	—	—	—	(2,108)
Change in unearned compensation:
Stock option expense	—	—	292	—	—	—	—	292
Restricted stock award expense	—	—	—	425	—	—	—	425
Common stock held by ESOP committed to be released	—	—	137	—	298	—	—	435

Balance at December 31, 2007	72,479	(2,108)	573	(3,940)	(5,356)	42,417	234	104,299

Comprehensive loss:
Net income	—	—	—	—	—	22	—	22
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $886)	—	—	—	—	—	—	(1,654)	(1,654)

Total comprehensive loss								(1,632)

Treasury stock purchased (787,615 shares)	—	(10,375)	—	—	—	—	—	(10,375)
Change in unearned compensation:
Stock option expense	—	—	514	—	—	—	—	514
Restricted stock award expense	—	—	—	833	—	—	—	833
Common stock held by ESOP committed to be released	—	—	81	—	297	—	—	378

Balance at December 31, 2008	72,479	(12,483)	1,168	(3,107)	(5,059)	42,439	(1,420)	94,017

Comprehensive loss:
Net loss	—	—	—	—	—	(1,596)	—	(1,596)
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $795)	—	—	—	—	—	—	1,486	1,486

Total comprehensive loss								(110)

Treasury stock purchased (117,723 shares)	—	(1,468)	—	—	—	—	—	(1,468)
Change in unearned compensation:
Stock option expense	—	—	524	—	—	—	—	524
Restricted stock award expense	—	—	—	838	—	—	—	838
Common stock held by ESOP committed to be released	—	—	73	—	298	—	—	371

Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,596)	$22	$1,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,145	1,095	757
Provision for loan losses	897	315	223
Increase in cash surrender value of life insurance	(466)	(469)	(475)
Realized losses (gains) on investment securities, net	(382)	47	(835)
Realized losses on other than temporarily impaired securities	241	10	—
Other than temporary impairment charge	1,403	—	—
Realized losses on disposal of property and equipment	—	1	4
Realized gains on sales of mortgages	(352)	(22)	(3)
Net loss on sales of loans and other real estate owned	28	—	—
Net change in loans originated for resale	(349)	(185)	—
Paydowns on other real estate owned	187	—	—
Deferred income tax expense (benefit)	(473)	363	(145)
Decrease (increase) in other assets	(1,788)	(1,045)	142
Decrease (increase) in accrued interest receivable	(52)	175	148
Increase (decrease) in other liabilities	(9)	(740)	67
Change in unearned compensation	1,733	1,725	1,152

Net cash provided by operating activities	167	1,292	2,635

Cash flows from investing activities:
Additions to premises and equipment	(1,012)	(4,469)	(796)
Loan originations and principal collections, net	(9,754)	(36,792)	(11,123)
Proceeds from sale of other real estate owned	252	—	—
Proceeds from sales of securities available-for-sale	8,086	2,595	5,117
Proceeds from calls of securities held-to-maturity	5,000	—	—
Purchases of securities available-for-sale	(2,301)	(2,780)	(4,947)
Purchases of securities held-to-maturity	(132,035)	(327,157)	(106,788)
Maturities of securities held-to-maturity	112,800	304,724	116,879
Proceeds from principal paydowns of securities held-to-maturity	935	—	—
Net purchase of FHLB stock	—	(2,723)	—

Net cash used in investing activities	(18,029)	(66,602)	(1,658)

Cash flows from financing activities:
Net increase in deposits	30,731	8,694	13,505
Net increase (decrease) in securities sold under agreements to repurchase	(1,534)	7,777	1,467
Proceeds from long-term FHLB advances	29,000	52,000	—
Payments on long-term FHLB advances	(31,892)	(3,207)	(2,483)
Net increase (decrease) in short-term advances	(10,000)	10,000	5,000
Stock purchased for treasury	(1,468)	(10,375)	(2,108)
Stock purchased for restricted stock awards	—	—	(4,365)

Net cash provided by financing activities	14,837	64,889	11,016

Net increase (decrease) in cash and cash equivalents	(3,025)	(421)	11,993

Cash and cash equivalents at beginning of year	23,100	23,521	11,528

Cash and cash equivalents at end of year	$20,075	$23,100	$23,521

Supplemental cash flow information:
Interest paid on deposits	$7,205	$9,391	$10,867
Interest paid on borrowings	1,865	1,701	904
Income taxes paid	63	822	1,057
Transfers from loans to other real estate owned	277	269	—

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of servicing assets, the valuation of other real estate owned, the determination of other-than-temporary impairment of investment securities (“OTTI”), and the deferred tax valuation allowance. In connection with the determination of the allowance for loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance for loan losses or future write-downs of other real estate owned may be necessary based upon changes in economic and market conditions.

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

Purchase premiums and discounts are recognized in interest income over the period to call or maturity using a method which yields results that do not differ materially from those which would be recognized by use of the effective-yield method. For declines in the fair value of individual debt securities available-for-sale below their cost that are deemed to be other-than-temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is determined to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the difference between the security’s cost basis and its fair value at the balance sheet date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Other-Than-Temporary Impairment of Investment Securities

One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairment. The evaluation of securities for other-than-temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

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

Loans past due 30 days or more are considered delinquent. The accrual of interest on loans is discontinued when, in the judgment of management, the collectability of the principal or interest becomes doubtful. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent ninety days or more. The accrual of interest is also discontinued for impaired loans that are delinquent ninety days or more or at management’s discretion.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the probable loss exposure in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, the character and size of the loan portfolio, current economic conditions and their effect on borrowers and the performance of individual loans in relation to contract terms, and management’s estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan servicing

The valuation of mortgage servicing rights is a critical accounting policy, which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 1% of the outstanding balance of the loan per annum. Servicing assets are recognized at fair value as separate assets when servicing rights are acquired through the sale of loans. Capitalized servicing rights are reported in other assets and are amortized against non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed results in lower valuations of mortgage servicing rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate in increments of 50 basis points and term primarily of 15 and 30 years. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

Credit related financial instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Other real estate owned

Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by charging against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

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

Equity Incentive Plan

The Company expenses compensation cost associated with share-based payment transactions, such as options and restricted stock awards, in the financial statements over the requisite service (vesting) period.

Advertising

Advertising costs are expensed as incurred.

Earnings (loss) per common share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less treasury shares, unallocated shares of the Chicopee Savings Bank ESOP, and dilutive restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s stock options and stock awards receive non-forfeitable dividends at the same rate as common stock. The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Years Ended December 31,
	2009	2008	2007
Net income (loss) (in thousands)	$(1,596)	$22	$1,600

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,008,680)	(649,241)	(23,096)
Less: average number of unallocated ESOP shares	(505,878)	(535,635)	(565,392)
Less: average number of nonvested restricted stock awards	(209,192)	(268,351)	(128,813)

Adjusted weighted average number of common shares outstanding	5,715,618	5,986,141	6,722,067
Plus: dilutive nonvested restricted stock awards	—	286	15,653

Weighted average number of diluted shares outstanding	5,715,618	5,986,427	6,737,720

Net income (loss) per share:
Basic- common stock	$(0.28)	$—	$0.24
Basic- unvested share-based payment awards	$(0.28)	$—	$0.24
Diluted- common stock	$(0.28)	$—	$0.24
Diluted- unvested share-based payment awards	$(0.28)	$—	$0.24

There were 688,167, 671,667, and 693,267 stock options for the years ended December 31, 2009, 2008 and 2007, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2009	2008	2007
Unrealized holding gains (losses) on available-for-sale securities arising during the year	$1,019	$(2,597)	$181
Other than temporary impairment charge realized in income	1,403	—	—
Reclassification adjustment for (gains) losses realized in income	(141)	57	(835)

Net unrealized holding gains (losses)	2,281	(2,540)	(654)
Tax effect	(795)	886	228

Other comprehensive income (loss)	$1,486	$(1,654)	$(426)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2009	2008
Net unrealized gain (loss) on securities available-for-sale	$101	$(2,180)
Tax effect	(35)	760

Net-of-tax amount	$66	$(1,420)

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent accounting pronouncements

In April 2009, the FASB issued a change to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The update provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The update should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. This change was effective for interim and annual reporting periods ending after June 15, 2009. This guidance does not require any new fair value measurements. Management has adopted this guidance and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued a change to ASC Topic 820, “Fair Value Measurements and Disclosures”, intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold. Under the guidance, for many securities with other-than-temporary impairment, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income or loss. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period of adoption. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. Management has adopted this guidance and there was no material impact on the financial statements of the Company.

In May 2009, the FASB issued a change to ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company’s consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued a change to ASC Topic 860, “Transfers and Servicing”, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of a previous FASB statement that are not consistent with the original intent and key requirements of that statement and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This ASC must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a change to ASC Topic 810, “Consolidation”, to amend certain requirements of consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The ASC is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of ASC Topic 810 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles.” Under the ASC, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this ASC, the Codification superseded all then-existing accounting and reporting standards, other than those issued by the Securities and Exchange Commission (SEC). All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This ASC is effective for financial statements issued for annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this ASC and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now part of ASC Topic 985. Management adopted ASC Topic 105 in 2009 and there was no material impact on the consolidated financial statements of the Company.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which updates ASC Topic 820. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.	Another valuation technique that is consistent with the principles of ASC Topic 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for the first reporting period beginning after August 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the financial statements.

Reclassifications

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain certain reserves of cash on hand or deposits with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $1,106 and $309, respectively, and are included in cash and due from banks.

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follow:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Marketable equity securities¹	$402	$116	$(15)	$503

Total securities available-for-sale	$402	$116	$(15)	$503

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$1,999	$—	$—	$1,999
U.S. Treasury securities	43,118	3	(4)	43,117
Corporate and industrial revenue bonds	12,109	—	—	12,109
Collateralized mortgage obligations	5,757	153	(5)	5,905

Total securities held-to-maturity	$62,983	$156	$(9)	$63,130

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Marketable equity securities¹	$7,449	$189	$(2,370)	$5,268

Total securities available-for-sale	$7,449	$189	$(2,370)	$5,268

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$27,164	$25	$—	$27,189
U.S. Treasury securities	11,997	3	—	12,000
Corporate and industrial revenue bonds	4,060	—	—	4,060
Collateralized mortgage obligations	6,441	12	(29)	6,424

Total securities held-to-maturity	$49,662	$40	$(29)	$49,673

¹	Marketable equity securities does not include FHLB-Boston and Banker’s Bank stock totaling $4.3 million and $183,000, respectively, at December 31, 2009 and 2008.

The fair value of securities available-for-sale decreased $4.8 million, or 90.0%, to $503 at December 31, 2009 from December 31, 2008, primarily due to the sale of the Company’s equity portfolio. As of December 31, 2009, the Company sold 115 individual issues, or 66 companies, with a total cost of $5.7 million and total fair value of $5.9 million. The net gain on the sale of equities of $129 consisted of $284 of realized gains and $155 of realized losses. On the date of sale, 5 of the 115 issues failed the Company’s OTTI test, which resulted in a loss of $62. The Company’s available-for-sale securities portfolio is comprised of 5 individual issues, or 3 companies.

The amortized cost of held-to-maturity securities increased $13.3 million, or 26.8%, to $63.0 million due to purchases of U.S. Treasury securities, partially offset by maturities of debt securities of U.S. Government sponsored enterprises. The Company also acquired an $8.3 million bond during the last quarter of 2009.

At December 31, 2009 and 2008, securities with a carrying value of $30.4 million and $35.4 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (continued)

	Held-to-Maturity
	Amortized Cost	Fair Value
Within 1 year	$45,117	$45,115
From 1 to 5 years	3,809	3,810
From 5 to 10 years	12,861	12,968
Over 10 years	1,196	1,237

	$62,983	$63,130

Proceeds from sales of securities available for sale during the years ended December 31, 2009, 2008 and 2007 amounted to $8,086, $2,595, and $5,117, respectively. Gross realized gains of $510, $534, and $1,067, and gross realized losses of $369, $591, and $232, were realized during the years ended December 31, 2009, 2008 and 2007, respectively. Of the $369 and $591 realized losses in 2009 and 2008, respectively, $241 and $10 were due to securities that failed the Company’s OTTI test in 2009 and 2008, respectively. The tax provision applicable to these net realized gains and losses in 2009, 2008, and 2007 amounted to $48, $19, and $291, respectively.

Unrealized Losses on Investment Securities

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is OTTI. Securities are evaluated individually based on guidelines established by FASB, and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer. The Company amended its OTTI policy during the third quarter of 2009 to include more objective evidence to determine when an OTTI write-down is required. The amended policy for the year ended December 31, 2009, provides for the following: once a security is identified as impaired, the Company will test for OTTI; if the security fails the Company’s OTTI test, the security will be written-down to the fair value as of the balance sheet date; an impaired security that passes the OTTI test will be reviewed by Management, to determine if a write-down is warranted, for other objective indicators such as: credit rating downgrades, reduced dividend payouts, inverse current ratios, and other adverse financial information. The amended policy resulted in OTTI write-downs of $1.4 million for the year ended December 31, 2009, representing 30 companies or 56 individual issues. These securities were deemed to be other-than-temporarily impaired. Management evaluated these securities according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary. The Company does not expect the amended OTTI policy will result in future significant write-downs.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (continued)

The following table represents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2009 and 2008:

	December 31, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$—	$—	$311	$15	$311	$15
U.S. Treasury securities	19,436	4	—	—	19,436	4
Collateralized mortgage obligations	190	5	—	—	190	5

Total temporarily impaired securities	$19,626	$9	$311	$15	$19,937	$24

	December 31, 2008
	Less Than Twelve Months		Twelve Months and Over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$3,204	$1,486	$1,391	$884	$4,595	$2,370
Collateralized mortgage obligations	—	—	3,501	29	3,501	29

Total temporarily impaired securities	$3,204	$1,486	$4,892	$913	$8,096	$2,399

U.S. Treasury Securities.

Unrealized losses within the U.S. Treasury securities category at December 31, 2009, relate to 12 U.S. Treasury securities of which all had losses for less than 12 months. The losses totaled approximately $4. Management deems the losses in this category to be immaterial.

Collateralized Mortgage Obligations.

Unrealized losses within the collateralized mortgage obligations (“CMO”) category at December 31, 2009, relate to 2 securities, both with continuous losses for less than 12 months. The losses totaled approximately $5. Management deems the losses in this category to be immaterial. Unrealized losses within the CMO category at December 31, 2008, relate to 15 securities of which all had continuous losses for more than 12 months.

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

As of December 31, 2009, the Company has 19 CMO bonds, or 25 individual issues, with an aggregate book value of $5.8 million, which includes 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan to value ratios of less than 75%. The total exposure of these 5 bonds to the Company is approximately $23. Since the purchase of these bonds, interest payments have been current.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (continued)

The Company’s remaining 14 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by triple AAA rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime and Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of the CMOs. The loans collateralizing such CMOs consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 700 and 775, and average LTV of 60%.

These CMO securities have been substantially paid down with an average current factor of 28%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of December 31, 2009.

Marketable Equity Securities.

Unrealized losses within the marketable equity securities category at December 31, 2009 relate to 4 securities, or 2 companies in the financial industry, of which all had continuous losses for more than 12 months. Unrealized loss as a percent of cost was 0.05%. Management deems the losses to be immaterial and the securities do not meet the write-down criteria of the Company’s OTTI policy.

Unrealized losses within the marketable equity securities category at December 31, 2008 relate to 111 securities, or 65 companies, of which 37 securities, or 21 companies, had continuous losses for more than one year. Unrealized loss as a percent of cost was 34.0%.

Federal Home Loan Bank stock and Federal Reserve Bank stock have also been evaluated for impairment. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2009 and 2008, the Company’s investment in FHLB stock totaled $4.3 million.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The Company had no dividend income on its FHLB stock in 2009.

The FHLB recorded a net loss of $186.8 million for the year ending December 31, 2009. Losses due to the other-than-temporary impairment of investments in private-label mortgage-backed securities resulted in a credit loss of $444.1 million for the year. The associated non-credit loss on these securities in 2009 was $885.4 million, which is recorded in capital rather than through earnings, and contributed largely to an accumulated other comprehensive loss of $1.0 billion at December 31, 2009. Retained earnings increased to $142.6 million at December 31, 2009, up from an accumulated deficit of $19.7 million at December 31, 2008.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

SECURITIES (concluded)

This increase was mainly due to reclassifying $349.1 million from accumulated deficit to accumulated other comprehensive loss. The FHLB remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified “adequately capitalized” by its regulator, the Federal Housing Finance Agency, as of September 30, 2009.

Notwithstanding continued significant credit losses in our investment portfolio, the FHLB reported modest profitability for the fourth quarter. Net income for the fourth quarter of 2009 was $6.3 million. The FHLB’s net interest income continues to be strong, and totaled $311.7 million for the year ending December 31, 2009 and $88.0 million for the fourth quarter of 2009. The FHLB expects to see volatility in its earnings in the next several quarters as it works through continued challenges. In particular, high and prolonged unemployment rates, high delinquency and foreclosure rates, and declining housing prices may result in additional credit losses from the FHLB’s private-label mortgage-backed securities investments. The FHLB will continue to monitor this situation closely in 2010.

The FHLB remains focused on returning the FHLB to stable profitability and enhancing the FHLB’s capital base by building retained earnings. The FHLB’s board of directors is unlikely to declare any dividends until a consistent pattern of positive net income is demonstrated, allowing growth in retained earnings, which will likely preclude a declaration of dividends for at least the first two quarters of 2010. The opportunity to pay a dividend after that, and the amount of any such dividend, will be a function of the success that the FHLB has in stabilizing earnings and building retained earnings, which will be driven in large part by the performance of its private-label mortgage-backed securities portfolio. The FHLB’s current retained earnings target is estimated at $925 million, a target adopted in connection with the FHLB’s Revised Operating Plan to preserve capital in light of the various challenges to the FHLB. The FHLB’s retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB’s currently targeted level. Moreover, management and the board of directors of the FHLB may, at any time, change the FHLB’s methodology or assumptions for modeling the FHLB’s retained earnings requirement. Either of these could result in the FHLB further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009. The Bank will continue to monitor its investment in FHLB stock.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

4.	LOANS

At December 31, 2009, the Company’s loan portfolio, net, was $424.7 million, or 78.0% of total assets, compared to $416.1 million, or 78.8% of total assets, at December 31, 2008. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	December 31, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family¹	$150,311	35.1%	$164,781	39.3%
Multi-family	10,790	2.5%	11,459	2.7%
Home equity	29,320	6.9%	27,184	6.5%
Commercial	126,090	29.5%	114,981	27.5%

Total	316,511	74.0%	318,405	76.0%
Construction-residential	9,193	2.2%	8,431	2.1%
Construction-commercial	29,122	6.8%	33,198	7.9%

Total construction	38,315	9.0%	41,629	10.0%

Total real estate loans	354,826	83.0%	360,034	86.0%

Consumer loans	4,390	1.0%	4,045	1.0%
Commercial loans	68,541	16.0%	54,255	13.0%

Total loans	427,757	100.0%	418,334	100.0%

Undisbursed portion of loans in process	10		72
Net deferred loan origination costs	965		1,003
Allowance for loan losses	(4,077)		(3,333)

Loans, net	$424,655		$416,076

¹	Excludes loans held for sale of $534 and $185 at December 31, 2009 and 2008, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

LOANS (concluded)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$3,333	$3,076	$2,908
Provision for loan losses	897	315	223
Recoveries	18	13	10
Loans charged-off	(171)	(71)	(65)

Balance at end of year	$4,077	$3,333	$3,076

The following is a summary of information pertaining to impaired loans:

	December 31,
	2009	2008
Impaired loans without a valuation allowance	$8,384	$6,763

Impaired loans with a valuation allowance	1,956	216

Total impaired loans	$10,340	$6,979

Valuation allowance related to impaired loans	$501	$110

	Years Ended December 31,
	2009	2008	2007
Average recorded investment in impaired loans	$9,372	$4,812	$5,437

Interest income recognized on impaired loans was $375, $169, and $192 for the years ended December 31, 2009, 2008, and 2007. No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans, or all loans delinquent greater than 90 days, were $4,844 and $2,916 at December 31, 2009 and 2008, respectively. Interest foregone was $210, $126, and $43 for the years ended December 31, 2009, 2008, and 2007, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2009 and 2008.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

5.	LOAN SERVICING

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $71,390 and $45,330 at December 31, 2009 and 2008, respectively. The Company recorded net gain on sale of loans of $352, $22 and $3 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company capitalizes servicing rights quarterly based on a third party valuation. The balance of capitalized servicing rights included in other assets at December 31, 2009 and 2008 was $297 and $75, respectively. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2009, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.28%), weighted average servicing fee (25.26 basis points), and net cost to service loans ($43.50 per loan). The fair value of the Company’s servicing rights was $582 and $188 at December 31, 2009 and 2008, respectively. There was no valuation allowance at December 31, 2009 and 2008 as the estimated fair value exceeded the carrying value on the balance sheet. The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$75	$228	$370
Capitalized mortgage servicing rights	352	22	3
Amortization	(130)	(175)	(145)

Balance at end of year	$297	$75	$228

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,
	2009	2008
Banking premises:
Land and improvements	$1,529	$1,529
Building	9,372	8,983
Furniture and equipment	5,080	4,743
Leasehold improvements	1,432	1,429
Computer software and equipment	1,443	1,316

	18,856	18,000

Less accumulated depreciation and amortization	(8,204)	(7,323)

	$10,652	$10,677

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 amounted to $1,037, $824 and $762, respectively.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2009	2008
Non-interest-bearing demand	$43,398	$30,811
NOW	17,697	14,702
Money market	55,293	47,608
Regular savings	42,875	40,780

Total non-certificate accounts	159,263	133,901

Certificate accounts less than $100,000	106,745	117,764
Certificate accounts of $100,000 or more	99,490	83,102

Total certificate accounts	206,235	200,866

	$365,498	$334,767

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows:

	December 31, 2009		December 31, 2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	—	—	$129,144	3.12%
2010	112,867	2.01%	20,770	3.90%
2011	32,315	4.48%	26,582	4.96%
2012	11,895	3.50%	6,763	4.29%
2013	18,295	3.74%	17,607	3.84%
2014	30,863	2.90%	—	—

	$206,235	2.77%	$200,866	3.54%

8.	REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2009	2008
Balance at year-end	$20,422	$21,956
Average amount outstanding during the year	21,339	23,191
Interest expense incurred during the year	210	348
Maximum amount outstanding at any month-end	27,334	38,557
Weighted average interest rate during the year	0.98%	1.50%
Weighted average interest rate on year-end balances	0.50%	1.25%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities used as collateral for the repurchase agreements was $30.4 million at December 31, 2009.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Boston (FHLB) consist of the following:

	December 31, 2009		December 31, 2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
2009	$—	—	$37,000	0.78%
2010	5,000	2.50%	5,000	2.50%
2011 (a)	16,450	3.74%	17,500	3.69%
2012 (a)	4,053	4.34%	5,503	4.34%
2013 (a)	3,588	3.55%	4,537	3.55%
2014 (a)	24,584	2.35%	2,027	3.65%
2016	5,000	2.55%	—	—
2018 (b)	5,000	3.69%	5,000	3.69%

Total FHLB advances	$63,675	3.04%	$76,567	2.24%

(a)	Includes amortizing advances requiring monthly principal and interest payments.
(b)	One time put option- The FHLB may, at its option and its sole discretion, require the Member to repay this advance on June 30, 2011 provided that the FHLB has given the Member at least four days written notice of its intention to exercise its option.

Pursuant to collateral agreements with the FHLB of Boston, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

As a member of the FHLB, the Company, through its bank subsidiary, is eligible to borrow amounts up to the level of qualified collateral maintained. As of December 31, 2009, the Company was eligible to borrow up to $102.4 million. As of December 31, 2009, the Company has $4.3 million of FHLB stock and can borrow up to $13.1 million of additional advances from the FHLB without purchasing additional stock.

The Company has a $10.0 million available line of credit with the FHLB at December 31, 2009, and an unsecured line of credit with Bankers Bank, N.E. that allows the Company to borrow up to $3.0 million. There were no borrowings against either line of credit at December 31, 2009. The Company can also purchase up to $3.0 million in Fed Funds from Bankers Bank, N.E. As of December 31, 2009, the Company has not purchased any Fed Funds.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

10.	INCOME TAXES

In connection with its initial public offering, the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1,900. As of December 31, 2009, 2008 and 2007 a valuation reserve of $1,711, $1,300 and $1,000, respectively, has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in the market conditions. The charitable contribution carryforward of $5,128 at December 31, 2009 expires in 2011. The charitable contribution carryfoward, net of the related allowance is $96.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2009	2008	2007
Current tax (benefit) expense:
Federal	$(163)	$(14)	$968
State	9	27	195

	(154)	13	1,163

Deferred tax (benefit) expense:
Federal	(761)	(15)	(239)
State	(123)	78	(106)

	(884)	63	(345)

Change in valuation reserve	411	300	200

	(473)	363	(145)

Income tax expense (benefit)	$(627)	$376	$1,018

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.4%	16.5%	2.2%
Dividends received deduction	1.6%	-9.6%	-1.3%
Change in valuation allowance	-18.5%	71.3%	7.6%
Tax-exempt interest	4.0%	-18.1%	-2.0%
Bank owned life insurance	7.1%	-37.9%	-5.7%
Stock-based compensation	-5.4%	17.3%	2.7%
Other, net	2.0%	21.0%	1.4%

Effective tax rates	28.2%	94.5%	38.9%

The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Federal	$3,849	$3,971
State	512	427

	4,361	4,398

Valuation reserve on asset	(1,711)	(1,300)

	2,650	3,098

Deferred tax liabilities:
Federal	(424)	(513)
State	(114)	(151)

	(538)	(664)

Net deferred tax asset	$2,112	$2,434

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

INCOME TAXES (continued)

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2009	2008
Net unrealized loss (gain) on securities available-for-sale	$(35)	$760
Charitable contribution and capital loss carryforward	1,925	1,763
Depreciation	(69)	(120)
Deferred income	193	11
Allowance for loan losses	1,628	1,331
Other	181	(11)

	3,823	3,734

Valuation reserve	(1,711)	(1,300)

Net deferred tax asset	$2,112	$2,434

	December 31,
	2009	2008
Gross deferred tax assets
Charitable contribution carryfoward	$1,780	$1,763
Capital loss carryforward	145	—
Allowance for loan losses	1,628	1,331
Unrealized loss on securities available for sale	—	760
Employee benefit and stock-based compensation plans	627	424
Other	201	—

Gross deferred tax assets	4,381	4,278

Gross deferred tax liabilities
Deferred loan costs	(315)	(383)
Mortgage servicing rights	(119)	(30)
Depreciation	(69)	(120)
Unrealized gain on securities available for sale	(35)	—
Other	(20)	(11)

Gross deferred tax liabilities	(558)	(544)

Net deferred tax asset	3,823	3,734

Valuation allowance	(1,711)	(1,300)

Net deferred tax asset	$2,112	$2,434

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,434	$1,911	$1,538
Deferred tax (expense) benefit	884	(63)	345
Deferred tax effects of net unrealized (gain) loss on securities available-for-sale	(795)	886	228
Change in valuation reserve	(411)	(300)	(200)

Balance at end of year	$2,112	$2,434	$1,911

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,300	$1,000	$800
Change generated by current year’s operations	411	300	200

Balance at end of year	$1,711	$1,300	$1,000

The adequacy of this allowance to fully utilize the charitable contribution carry-forward was determined by using the Company’s projected pre-tax earning for the years of 2010 and 2011. The federal income tax reserve for loan losses at the Bank’s base year is $3,609. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1,444 has not been provided.

The Company’s income tax returns for the years ended December 31, 2006, 2007 and 2008 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2009 and 2008.

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

Credit-related financial instruments

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2009	2008
Commitments to grant loans	$17,429	$17,301
Unfunded commitments for construction loans	8,203	12,837
Unfunded commitments under lines of credit	59,189	44,610
Standby letters of credit	2,334	2,456

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

OFF-BALANCE SHEET ACTIVITIES (concluded)

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,334 and $2,456 at December 31, 2009 and 2008, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2009 and 2008 was insignificant.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2009, future minimum operating lease commitments pertaining to banking premises are as follows:

2010	$408
2011	405
2012	358
2013	376
2014	374
Thereafter	4,642

$6,563

The leases contain options to extend for periods from one to five years. Total rent expense for the years ended December 31, 2009, 2008, and 2007 approximated $490, $300, and $260, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

12.	OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Chicopee Bancorp, Inc. has three-year employment agreements with its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer and three-year change of control agreements with certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Chicopee Bancorp, Inc. employment agreements renew on a daily and annual basis, respectively. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2009 will have no material effect on the Company’s consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (continued)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:

Total Capital to Risk Weighted Assets
Company	$97,878	23.4%	$33,418	8.0%	N/A	N/A
Bank	$84,779	20.4%	$33,303	8.0%	$41,628	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,756	22.4%	$16,709	4.0%	N/A	N/A
Bank	$80,657	19.4%	$16,651	4.0%	$24,977	6.0%

Tier 1 Capital to Average Assets
Company	$93,756	17.4%	$21,498	4.0%	N/A	N/A
Bank	$80,657	15.1%	$21,435	4.0%	$26,794	5.0%

As of December 31, 2008:

Total Capital to Risk Weighted Assets
Company	$98,762	23.6%	$33,539	8.0%	N/A	N/A
Bank	$82,546	19.8%	$33,340	8.0%	$41,675	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$95,429	22.8%	$16,769	4.0%	N/A	N/A
Bank	$79,213	19.0%	$16,670	4.0%	$25,005	6.0%

Tier 1 Capital to Average Assets
Company	$95,429	18.4%	$20,791	4.0%	N/A	N/A
Bank	$79,213	15.3%	$20,733	4.0%	$25,916	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The following is a reconciliation of the Company’s equity as disclosed in the balance sheet under GAAP to regulatory capital as disclosed in the table above.

	December 31,
	2009	2008
Total equity determined under generally accepted accounting principles	$94,172	$94,017
Net unrealized loss (gain) on securities available-for-sale, net of tax	(66)	1,420
Disallowed mortgage servicing rights	(30)	(8)
Disallowed deferred tax assets	(320)	—

Tier 1 Capital	93,756	95,429
Allowable allowance for loan losses	4,077	3,333
Unrealized gain on available-for-sale equity securities, net of tax	45	—

Total regulatory capital	$97,878	$98,762

14.	COMMON STOCK REPURCHASE PROGRAM

In 2007 and 2008, the Board of Directors authorized three stock repurchase programs (the “Stock Repurchase Programs”) for the purchase of up to approximately 5% of its outstanding common stock. The first repurchase of 371,968 shares was completed in March 2008 at a total cost of approximately $4.9 million or $13.21 per share. The second repurchase of 353,370 shares was completed in August 2008 at a total cost of approximately $4.7 million or $13.26 per share. The third repurchase was approved in August 2008 for 335,000 shares. As of December 31, 2009, the Company has repurchased all of the 335,000 shares from the third buyback at a total cost of approximately $4.3 million or $12.98 per share. As of December 31, 2009, the Company repurchased a total of 1,060,338 shares of common stock at a total cost of $14.0 million or $13.16 per share during 2007, 2008, and 2009 for all three buybacks. Any purchase of common stock under the Stock Repurchase Programs will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury.

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 0.50 (cents) per dollar of the participant’s contribution up to 2%. In addition to the employer match, there is a 3% safe harbor contribution for all eligible employees. For the years ended December 31, 2009, 2008, and 2007, expenses attributable to the Plan amounted to $235, $233, and $196, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EMPLOYEE BENEFIT PLANS (continued)

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit pension plan (the “Pension Plan”) through its membership in the Savings Bank Employees Retirement Association (“SBERA”).

At January 31, 2007, the Company terminated the Pension Plan. As of December 31, 2008, the Bank had no accrued liability. All funds from the Plan were distributed on July 16, 2008 to all eligible employees who were active when the Plan terminated. The Plan had no activity during the year-ended December 31, 2009.

Pension cost for the Plan is calculated using the projected unit credit method. The measurement date used to determine pension benefits is October 31. The following table sets forth information regarding the Pension Plan.

Plan Year Ended October 31, 2008
Change in plan assets:
Fair value of plan assets at beginning of year	$5,638
Actual return on plan assets	157
Contributions	781
Benefits paid	(6,576)

Fair value of plan assets at end of year	—

Change in benefit obligation:
Benefit obligation at beginning of year	6,419
Service cost	—
Interest cost	157
Actuarial gain	—
Benefits paid	(6,576)

Benefit obligation at end of year	—

Funded status and accrued benefit cost recognized in the balance sheet at October 31	$—

Accumulated benefit obligation	$—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EMPLOYEE BENEFIT PLANS (continued)

Components of net periodic benefit cost follow:

	Plan Years Ended October 31,
	2008	2007
Service cost	$—	$—
Interest cost	157	389
Expected return on plan assets	(157)	(389)
Recognized net actuarial loss	—	—
Amortization of unrecognized transition obligation	—	—

Net periodic benefit cost	$—	$—

	2008	2007
Weighted average assumptions used to determine benefit cost were as follows:

Discount rate on benefit cost	4.79%	4.85%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	4.79%	4.85%

Weighted average assumptions used to determine the benefit obligation were as follows:

Discount rate on benefit obligations	N/A	4.85%
Rate of increase in compensation levels	N/A	N/A

N/A = not applicable

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EMPLOYEE BENEFIT PLANS (concluded)

The composition of the Company’s Pension Plan assets at October 31, 2007, by asset category, were 100% fixed income.

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

The rate of return for 2008 and 2007 is based on money market rates expected to be earned until distribution. In 2006, the Company’s assumption with respect to long-term rate of return was based on prevailing yields on high quality fixed income investments increased by a premium of 3% to 5% for equity investments.

The Company provides supplemental life insurance benefits to its key officers. Amounts charged to expense for these benefits were $354, $328 and $304 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

At December 31, 2009, the remaining principal balance is payable as follows:

Years Ending December 31,
2010	$166
2011	180
2012	195
2013	211
2014	229
Thereafter	4,174

$5,155

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $371, $378, and $435 for the years ended December 31, 2009, 2008, and 2007, respectively.

Shares held by the ESOP include the following:

	December 31,
	2009	2008	2007
Allocated	114,789	88,017	59,514
Unallocated	476,120	505,878	535,635

	590,909	593,895	595,149

The fair value of unallocated shares at December 31, 2009 was $5,942.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Expected dividend yield	2.00%	2.00%
Expected term	6.5 years	6.5 years
Expected volatility	25.89%	24.52%
Risk-free interest rate	2.95%	1.99%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EQUITY INCENTIVE PLAN (continued)

The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2009, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2007	693,267	$14.29	9.50

Outstanding at December 31, 2008	671,667	14.27	8.43
Granted	16,500	12.41	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 31, 2009	688,167	$14.22	7.50	$9,787

Excercisable at December 31, 2009	267,665	$14.28	7.43	$3,822

Exercisable at December 31, 2008	133,331	$14.29	8.42	$1,905

Exercisable at December 31, 2007	—	$—	—	$—

The Company granted an additional 16,500 stock options in the year ended December 31, 2009 with a fair value of $3.07. The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $3.07, $2.37 and $3.92, respectively. For the year ended December 31, 2009, share based compensation expense applicable to the plan was $524 and the related tax benefit was $105. For the year ended December 31, 2008, share based compensation expense applicable to the plan was $514 and the related tax benefit was $104. For the year ended December 31, 2007, share based compensation expense applicable to the plan was $292 and the related tax benefit was $34. No options were exercised during the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, unrecognized stock-based compensation expense related to non-vested options amounted to $1.4 million. This amount is expected to be recognized over a period of 2.66 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of December 31, 2009 is $14.29. The Company recorded compensation cost related to stock awards of approximately $838 and $285 of related tax benefit in the year ended December 31, 2009. The Company recorded compensation cost related to stock awards of approximately $833 and $283 of related tax benefit in the year ended December 31, 2008. The Company recorded compensation cost related to stock awards of approximately $425 and $148 of related tax benefit in the year ended December 31, 2007. No stock awards were granted prior to July 1, 2007. Stock awards with a fair value of $777 and $765 have vested during the years ended December 31, 2009 and 2008, respectively. No stock awards vested in 2007. As of December 31, 2009, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $2.2 million is expected to be recognized over a period of 2.57 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

EQUITY INCENTIVE PLAN (concluded)

A summary of the status of the Company’s stock awards as of December 31, 2009, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2007	297,574	$14.29
Outstanding at December 31, 2008	234,755	14.29
Granted	—	—
Vested	58,685	14.29
Forfeited or expired	—	—

Outstanding at December 31, 2009	176,070	$14.29

18.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $2,758 and $3,142 at December 31, 2009 and 2008, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$3,142	$5,371
Additions	724	595
Repayments	(1,078)	(398)
Change in related party status	(30)	(2,426)

Balance at end of year	$2,758	$3,142

Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $5,388 and $5,832, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

RESTRICTIONS ON DIVIDENDS

Chicopee Bancorp, Inc. is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any and all federal and state taxes. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

Capital at December 31, 2009 was sufficient to meet the requirements of regulatory authorities. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.0%, tier-one risk-based capital of 6.0%, and total risk-based capital of 10.0%. At December 31, 2009, the Company had leverage capital of 17.4%, tier-one risk-based capital of 22.4% and total risk-based capital of 23.4%, versus 18.4%, 22.8% and 23.6%, respectively, at December 31, 2008. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.

A total of $500 in dividends was declared in 2009 from the Bank to the Company. The Bank paid the dividend in January 2010.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. The Company did not adopt “The Fair Value Option for Financial Assets and Financial Liabilities”.

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value:

Level 1- Valuations for assets traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury securities and U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Assets measured at fair value on a recurring basis are summarized below:

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available-for-sale Equity securities by industry type:
Financial	$503	$503	$—	$—

Total equity securities	$503	$503	$—	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Securities available-for-sale Equity securities by industry type:
Health care	$833	$833	$—	$—
Financial	1,047	1,047	—	—
Consumer staples	791	791	—	—
Energy	669	669	—	—
Industrial	453	453	—	—
Technology	268	268	—	—
Materials	252	252	—	—
Consumer discretion	221	221	—	—
Utilities	234	234	—	—
Mining	314	314	—	—
Miscellaneous	96	96	—	—
Telecommunications	90	90	—	—

Total equity securities	$5,268	$5,268	$—	$—

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

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets:
Impaired loans	$9,839	$—	$9,839	$—
Mortgage servicing rights	582	—	582	—
Other real estate owned	80	—	80	—
Loans held for sale	534		534

Total Assets	$11,035	$—	$11,035	$—

	Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets:
Impaired loans	$6,869	$—	$6,869	$—
Mortgage servicing rights	188	—	188	—
Other real estate owned	269	—	269	—
Loans held for sale	185	—	185	—

Total Assets	$7,511	$—	$7,511	$—

A valuation reserve, for the above impaired loans, of $501 and $110 as of December 31, 2009 and 2008, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation.

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

Fair Value Measurements and Disclosures requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair value can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,075	$20,075	$23,100	$23,100
Securities available-for-sale	503	503	5,268	5,268
Securities held-to-maturity	62,983	63,130	49,662	49,673
Federal Home Loan Bank stock	4,306	4,306	4,306	4,306
Loans, net	424,655	421,155	416,076	423,171
Loans held for sale	534	534	185	185
Accrued interest receivable	1,629	1,629	1,577	1,577

Financial liabilities:
Deposits	365,498	361,114	334,767	338,914
Repurchase agreements	20,422	20,422	21,956	21,956
Advances from Federal Home Loan Bank	63,675	64,002	76,567	78,297
Accrued interest payable	175	175	138	138

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands, Except Per Share Amounts)

20.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2009 and 2008:

	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$6,078	$6,132	$6,083	$6,195	$6,389	$6,353	$6,606	$6,435
Interest expense	2,344	2,278	2,335	2,150	2,896	2,652	2,912	2,729

Net interest and dividend income	3,734	3,854	3,748	4,045	3,493	3,701	3,694	3,706
Provision for loan losses	94	71	385	347	10	262	34	9
Net (loss) gain on sales of securities available-for-sale	36	(9)	(25)	139	15	100	(148)	(24)
Fees and other non-interest income	651	705	613	605	471	520	536	531
Non-interest expenses	4,212	4,697	4,547	4,563	3,697	3,883	3,986	4,316
Other than temporary impairment charge	—	106	1,297	—	—	—	—	—
Income tax provision	1	(150)	(492)	14	84	48	218	26

Net income (loss)	$114	$(174)	$(1,401)	$(135)	$188	$128	$(156)	$(138)

Earnings (loss) per share:
Basic	$0.02	$(0.03)	$(0.25)	$(0.02)	$0.03	$0.02	$(0.03)	$(0.02)
Diluted	$0.02	$(0.03)	$(0.25)	$(0.02)	$0.03	$0.02	$(0.03)	$(0.02)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands, Except Per Share Amounts)

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2009	2008
Assets
Cash and cash equivalents	$3,714	$5,740
Investment in common stock of Chicopee Savings Bank	81,073	79,982
Investment in common stock of Chicopee Funding Corporation	7,415	6,969
Other assets	1,982	1,483

Total assets	$94,184	$94,174

Liabilities and Stockholders’ Equity
Total liabilities	$12	$157
Stockholders’ equity	94,172	94,017

Total liabilities and stockholders’ equity	$94,184	$94,174

	Years Ended December 31,
STATEMENTS OF OPERATIONS	2009	2008	2007
Interest income	$64	$261	$885
Non-interest income	—	2	—
Operating expenses	713	1,068	1,153

Loss before income taxes and equity in undistributed net income of subsidiaries	(649)	(805)	(268)
Applicable income tax expense (benefit)	(233)	81	230

Loss before equity in undistributed net income of subsidiaries	(416)	(886)	(498)
Equity in undistributed net (loss) income of Chicopee Savings Bank	(1,627)	501	1,686
Equity in undistributed net income of Chicopee Funding Corporation	447	407	412

Net income (loss)	$(1,596)	$22	$1,600

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands, Except Per Share Amounts)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,596)	$22	$1,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net loss (income) of Chicopee Savings Bank	1,627	(501)	(1,686)
Equity in undistributed net income of Chicopee Funding Corporation	(447)	(407)	(412)
Deferred income tax expense (benefit)	300	300	(145)
Decrease (increase) in accrued interest receivable	(500)	1	69
Decrease (increase) in other assets	(412)	(350)	345
Increase (decrease) in other liabilities	(145)	100	58
Change in unearned compensation	1,733	1,725	1,152

Net cash provided by operating activities	560	890	981

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(1,233)	(1,725)	(7,653)
Purchases of securities held-to-maturity	(230)	(731)	(5,983)
Maturities of securities held-to-maturity	345	636	10,983

Net cash used in investing activities	(1,118)	(1,820)	(2,653)

Cash flows from financing activities
Stock purchased for treasury	(1,468)	(10,375)	(2,108)
Stock purchased for restricted stock awards	—	—	(4,365)

Net cash used in financing activities	(1,468)	(10,375)	(6,473)

Net decrease in cash and cash equivalents	(2,026)	(11,305)	(8,145)

Cash and cash equivalents at beginning of year	5,740	17,045	25,190

Cash and cash equivalents at end of year	$3,714	$5,740	$17,045

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands, Except Per Share Amounts)

22.	SUBSEQUENT EVENTS

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

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. The following subsequent event has been noted:

•	On February 26, 2010, the Company announced that they are commencing a fourth stock repurchase program to acquire 318,952 shares, or approximately 5%, of the Company’s outstanding common stock.