Form 10-Q
period 2010-03-31
CHICOPEE BANCORP, INC.
filed 2010-05-06
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 6, 2010, there were 6,378,930 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

INDEX

			Page
PART I. FINANCIAL INFORMATION

Item	1.	Financial Statements

		Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009	1

		Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	2

		Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010 and 2009	3

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4

		Notes to Unaudited Consolidated Financial Statements	5

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item	4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item	1.	Legal Proceedings	36
Item	1A.	Risk Factors	36
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item	3.	Defaults Upon Senior Securities	37
Item	4.	(Removed and Reserved.)	37
Item	5.	Other Information	37
Item	6.	Exhibits	38

SIGNATURES			39

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)

Assets
Cash and due from banks	$6,888	$9,757
Short-term investments	—	16
Federal funds sold	9,179	10,302

Total cash and cash equivalents	16,067	20,075

Securities available-for-sale, at fair value	537	503
Securities held-to-maturity, at cost (fair value $66,443 and $63,130 at March 31, 2010 and December 31, 2009, respectively)	66,347	62,983
Federal Home Loan Bank stock, at cost	4,489	4,306
Loans, net of allowance for loan losses ($4,303 at March 31, 2010 and $4,077 at December 31, 2009)	426,821	424,655
Loans held for sale	621	534
Other real estate owned	80	80
Mortgage servicing rights	306	297
Bank owned life insurance	12,717	12,610
Premises and equipment, net	10,524	10,652
Accrued interest and dividends receivable	1,668	1,629
Deferred income tax asset	2,095	2,112
FDIC prepaid insurance	1,688	1,900
Other assets	1,805	1,814

Total assets	$545,765	$544,150

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$37,432	$42,629
Interest-bearing	314,161	322,869

Total deposits	351,593	365,498

Securities sold under agreements to repurchase	18,435	20,422
Federal Home Loan Bank of Boston advances	80,907	63,675
Accrued expenses and other liabilities	247	383

Total liabilities	451,182	449,978

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at March 31, 2010 and December 31, 2009)	72,479	72,479
Treasury stock, at cost (1,060,438 shares at March 31, 2010 and 1,060,338 shares at December 31, 2009)	(13,953)	(13,951)
Additional paid-in-capital	1,916	1,765
Unearned compensation (restricted stock awards)	(2,062)	(2,269)
Unearned compensation (Employee Stock Ownership Plan)	(4,687)	(4,761)
Retained earnings	40,793	40,843
Accumulated other comprehensive income	97	66

Total stockholders’ equity	94,583	94,172

Total liabilities and stockholders’ equity	$545,765	$544,150

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest and dividend income:
Loans, including fees	$5,918	$5,898
Interest and dividends on securities	261	203
Other interest-earning assets	5	4

Total interest and dividend income	6,184	6,105

Interest expense:
Deposits	1,487	1,880
Securities sold under agreements to repurchase	27	59
Other borrowed funds	518	405

Total interest expense	2,032	2,344

Net interest income	4,152	3,761
Provision for loan losses	273	94

Net interest income after provision for loan losses	3,879	3,667

Non-interest income:
Service charges, fees and commissions	430	335
Loan sales and servicing, net	83	199
Net gain on sales of securities available-for-sale	—	36
Other than temporary impairment charge	(13)	—
Income from bank owned life insurance	107	116

Total non-interest income	607	686

Non-interest expenses:
Salaries and employee benefits	2,536	2,352
Occupancy expenses	429	468
Furniture and equipment	268	278
FDIC insurance assessment	221	23
Data processing	279	279
Professional fees	125	125
Advertising	125	110
Stationery, supplies and postage	89	106
Other non-interest expense	464	497

Total non-interest expense	4,536	4,238

(Loss) income before income taxes	(50)	115
Income tax expense	—	1

Net (loss) income	$(50)	$114

(Loss) earnings per share: (1)
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Adjusted weighted average shares outstanding:
Basic	5,726,836	5,741,744
Diluted	5,726,836	5,741,744

(1)	Common stock equivalents are excluded from the computation of diluted net loss per share for the three months ended March 31, 2010, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive loss:
Net loss	—	—	—	—	—	(50)	—	(50)
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $17)	—	—	—	—	—	—	31	31

Total comprehensive loss								(19)

Treasury stock purchased (100 shares)	—	(2)	—	—	—	—	—	(2)
Change in unearned compensation:
Stock option expense	—	—	132	—	—	—	—	132
Restricted stock award expense	—	—	—	207	—	—	—	207
Common stock held by ESOP committed to be released	—	—	19	—	74	—	—	93

Balance at March 31, 2010	$72,479	$(13,953)	$1,916	$(2,062)	$(4,687)	$40,793	$97	$94,583

Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

Comprehensive loss:
Net income	—	—	—	—	—	114	—	114
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $277)	—	—	—	—	—	—	(517)	(517)

Total comprehensive loss								(403)

Treasury stock purchased (36,900 shares)	—	(406)	—	—	—	—	—	(406)
Change in unearned compensation:
Stock option expense	—	—	129	—	—	—	—	129
Restricted stock award expense	—	—	—	207	—	—	—	207
Common stock held by ESOP committed to be released	—	—	8	—	75	—	—	83

Balance at March 31, 2009	$72,479	$(12,889)	$1,305	$(2,900)	$(4,984)	$42,553	$(1,937)	$93,627

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(50)	$114
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	241	301
Provision for loan losses	273	94
Increase in cash surrender value of life insurance	(107)	(116)
Realized gain on investment securities, net	—	(36)
Realized gains on sales of mortgages	(33)	(112)
Decrease (increase) in other assets	9	(50)
Increase in accrued interest and dividends receivable	(39)	(11)
Decrease in FDIC prepaid insurance	212	—
Net change in loans originated for resale	(87)	(2,258)
Decrease in other liabilities	(134)	(137)
Other than temporary impairment charge	13	—
Change in unearned compensation	432	419

Net cash provided (used) by operating activities	730	(1,792)

Cash flows from investing activities:
Additions to premises and equipment	(100)	(485)
Loan originations and principal collections, net	(2,439)	3,238
Proceeds from sales of securities available-for-sale	—	340
Purchases of securities available-for-sale	—	(73)
Purchases of securities held-to-maturity	(13,400)	(28,100)
Maturities of securities held-to-maturity	9,685	32,100
Proceeds from principal paydowns of securities held-to-maturity	363	2
Purchase of FHLB stock	(183)	—

Net cash (used) provided by investing activities	(6,074)	7,022

Cash flows from financing activities:
Net (decrease) increase in deposits	(13,907)	13,086
Net (decrease) increase in securities sold under agreements to repurchase	(1,987)	1,163
Proceeds from long-term FHLB advances	24,500	—
Payments on long-term FHLB advances	(7,283)	(937)
Net increase (decrease) in other short-term borrowings	15	(15,000)
Stock purchased for treasury	(2)	(406)

Net cash provided (used) by financing activities	1,336	(2,094)

Net (decrease) increase in cash and cash equivalents	(4,008)	3,136

Cash and cash equivalents at beginning of period	20,075	23,100

Cash and cash equivalents at end of period	$16,067	$26,236

Supplemental cash flow information:
Interest paid on deposits	$1,487	$1,880
Interest paid on borrowings	531	468
Income taxes paid	—	20

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2010 and 2009

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The consolidated financial statements of the Company as of March 31, 2010 and for the periods ended March 31, 2010 and 2009 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The results for the three month interim period ended March 31, 2010 are not necessarily indicative of the operating results for a full year.

2. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less average treasury shares, unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (“ESOP”), and average dilutive restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method.

Earnings (loss) per share is computed as follows:

	Three Months Ended March 31,
	2010	2009

Net (loss) income (in thousands)	$(50)	$114

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(1,060,340)	(956,991)
Less: average number of unallocated ESOP shares	(476,120)	(505,878)
Less: average number of dilutive restricted stock awards	(176,072)	(234,755)

Adjusted weighted average number of common shares outstanding	5,726,836	5,741,744
Plus: dilutive outstanding restricted stock awards	—	—
Plus: dilutive outstanding stock options	—	—

Weighted average number of diluted shares outstanding	5,726,836	5,741,744

(Loss) earnings per share:
Basic- common stock	$(0.01)	$0.02
Basic- unvested share-based payment awards	$(0.01)	$0.02
Diluted- common stock	$(0.01)	$0.02
Diluted- unvested share-based payment awards	$(0.01)	$0.02

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

There were 688,167 and 671,667 stock options that were not included in the diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended December 31, 2009 and 2008:

	Years Ended
	December 31,
	2009	2008
Expected dividend yield	2.00%	2.00%
Expected term	6.5 years	6.5 years
Expected volatility	25.89%	24.52%
Risk-free interest rate	2.95%	1.99%

No options were granted during 2010. Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of March 31, 2010, and changes during the three months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2009	688,167	$14.22	7.50
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2010	688,167	$14.22	7.25	$9,787

Exercisable at March 31, 2010	267,665	$14.28	7.18	$3,822

Exercisable at March 31, 2009	133,331	$14.29	8.18	$1,905

The weighted-average grant-date fair value of options granted during 2009 and 2008 was $3.07 and $2.37, respectively. The weighted average grant-date fair value of the options outstanding and exercisable at March 31, 2010 is $3.89 and $3.91, respectively. For the three months ended March 31, 2010 and 2009, share based compensation expense applicable to the Plan was $132,000 and $129,000 and the related tax benefit was $26,000 for both periods, respectively. No options have been exercised as of March 31, 2010 and no options were granted prior to July 1, 2007. As of March 31, 2010, unrecognized stock-based compensation expense related to non-vested options amounted to $1.3 million. This amount is expected to be recognized over a period of 2.42 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2010 is $14.29. The Company recorded compensation cost related to stock awards of $207,000 and $70,000 of related tax benefit in the three months ended March 31, 2010 and 2009. Stock awards with a fair value of $777,000 and $765,000 have vested during the years ended December 31, 2009 and 2008, respectively. No stock awards have vested during 2010 and no stock awards were granted prior to July 1, 2007. As of March 31, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $1.9 million. This amount is expected to be recognized over a period of 2.32 years.

A summary of the status of the Company’s stock awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Balance at December 31, 2009	176,070	$14.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance at March 31, 2010	176,070	$14.29

4. Recent Accounting Pronouncements (Applicable to the Company)

June 2009: Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

June 2009: ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, provides amended guidance for consolidation of a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance uses an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

January 2010: ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash, a Consensus of the FASB Emerging Issues Task Force, amends FASB

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

ASC 505-20 and FASB ASC 260-10 to require that the stock portion of a dividend payment that is part cash and part stock be considered a share issuance in calculating per-share earnings. The guidance is effective for any reporting period that has ended since December 15, 2009, and the FASB said it should be applied on a retrospective basis. The new disclosure has been added to the earnings per share footnote as of December 31, 2009. Other than requiring an additional disclosure, adoption of this new guidance did not have a material impact on the financial statements.

January 2010: ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, if applicable, adoption of this new guidance will not have a material impact on the financial statements.

February 2010: ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, amends Subtopic 855-10 to remove some contradictions between the requirements of U.S. GAAP and the Securities and Exchange Commission’s (“SEC”) filing rules. As a result, SEC filers will no longer have to disclose the date through which subsequent events have been evaluated.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income previously reported.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

Comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Net income (loss)	$(50)	$114
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	35	(758)
Other than temporary impairment charge, included in net loss	13	—
Reclassification adjustment for (gain) loss on sale of available-for-sale securities included in net income (loss)	—	(36)
Tax effect	(17)	277

Other comprehensive income (loss), net of tax	31	(517)

Total comprehensive loss	$(19)	$(403)

6.	Investment Securities

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

At March 31, 2010 and December 31, 2009, the Company’s investment securities portfolio amounted to $66.9 million and $63.5 million, or 12.3% and 11.7% of total assets, respectively. The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company’s investment securities:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities available-for-sale
Marketable equity securities[1]	$389	$148	$—	$537

Total securities available-for-sale	$389	$148	$—	$537

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$2,000	$—	$—	$2,000
U.S. Treasury securities	36,844	—	(2)	36,842
Corporate and industrial revenue bonds	22,105	—	—	22,105
Collateralized mortgage obligations	5,398	108	(10)	5,496

Total securities held-to-maturity	$66,347	$108	$(12)	$66,443

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities available-for-sale
Marketable equity securities[1]	$402	$116	$(15)	$503

Total securities available-for-sale	$402	$116	$(15)	$503

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$1,999	$—	$—	$1,999
U.S. Treasury securities	43,118	3	(4)	43,117
Corporate and industrial revenue bonds	12,109	—	—	12,109
Collateralized mortgage obligations	5,757	153	(5)	5,905

Total securities held-to-maturity	$62,983	$156	$(9)	$63,130

[1]	Does not include investments in FHLB-Boston stock of $4.5 million and $4.3 million, and Banker’s Bank stock of $183,000 and $183,000, repectively, at March 31, 2010 and December 31, 2009.

The fair value of securities available-for-sale increased $34,000, or 6.8%, to $537,000 at March 31, 2010 from December 31, 2009, primarily due to unrealized market gains. The decrease in amortized cost of securities available-for-sale of $13,000 is the result of writing down a security to fair value due to a charge for other-than-temporary impairment. Available-for-sale securities are fully comprised of equity securities: 5 individual issues of highly traded stocks, representing 3 companies in the financial industry. The amortized cost of held-to-maturity securities increased $3.4 million, or 5.3%, to $66.3 million due to the purchase of a $10.0 million bond and purchases of $3.4 million in U.S. Treasury securities, partially offset by maturities U.S. Treasury securities of $9.7 million and pay downs of collateralized mortgage obligations and bonds of $363,000.

At March 31, 2010 and December 31, 2009, securities with a carrying value of $23.3 million and $30.4 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$38,844	$38,842
From 1 to 5 years	3,805	3,805
From 5 to 10 years	13,681	13,779
Over 10 years	10,017	10,017

	$66,347	$66,443

Unrealized Losses on Investment Securities

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by FASB and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due. The Company’s OTTI policy provides for the following: once a security is identified as impaired, the Company will test for OTTI; if the security fails the OTTI test, the security will be written-down to the fair value as of the balance sheet date; an impaired security that passes the OTTI test will be reviewed by Management, to determine if a write-down is warranted, for other objective indicators such as: credit rating downgrades, reduced dividend payouts, inverse current ratios, and other adverse financial information. During the three months ended March 31, 2010, management determined that one of the equity securities in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

The following table presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations	$1,740	$(10)	$—	$—	$1,740	$(10)
U.S. Treasury securities	36,842	(2)	—	—	36,842	(2)

Total temporarily impaired securities	$38,582	$(12)	$—	$—	$38,582	$(12)

	December 31, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$—	$—	$311	$(15)	$311	$(15)
Collateralized mortgage obligations	190	(5)	—	—	190	(5)
U.S. Treasury securities	19,436	(4)	—	—	19,436	(4)

Total temporarily impaired securities	$19,626	$(9)	$311	$(15)	$19,937	$(24)

U.S. Treasury Securities.

Unrealized losses within the U.S. Treasury securities category at March 31, 2010, related to 20 U.S. Treasury securities, which all had losses for less than 12 months. At December 31, 2009, the unrealized losses related to 12 U.S. Treasury securities, which all had losses for less than 12 months. Management deemed the losses in this category to be immaterial.

Collateralized Mortgage Obligations.

Unrealized losses within the collateralized mortgage obligations (“CMO”) category at March 31, 2010, related to 10 securities, which all had continuous losses for less than 12 months. At December 31, 2009, the unrealized losses related to 2 CMO securities, which all had continuous losses for less than 12 months.

Management reviews these securities on a regular basis for OTTI and considers if the issuer is an agency sponsored by the U.S. Government and whether downgrades by rating agencies have occurred. The Company reviews its CMO portfolio for OTTI similar to its OTTI analysis for its other securities, whereby it considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the debtors are current on contractually obligated interest and principal payments, the volatility of the market price of the security, and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or until maturity. The Company has the ability and intent to hold these securities until maturity.

As of March 31, 2010, the Company has 18 CMO bonds, or 24 individual issues, with an aggregate book value of $5.4 million, which include 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan to value ratios of less than 75%. The total exposure of these 5 bonds to the Company is $23,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

The Company’s remaining 13 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by AAA rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime and Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of the CMO’s. The loans collateralizing such CMO’s consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 700 and 775, and average LTV of 57%.

These 18 CMO securities have been substantially paid down with an average current factor of 27%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of March 31, 2010.

Marketable Equity Securities.

Unrealized losses within the marketable equity securities category at December 31, 2009 related to four securities issued by two companies in the financial industry, which had continuous losses for more than 12 months. As of March 31, 2010, three of these securities recovered their value and one security was written-down for OTTI in the amount of $13,000.

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

Notwithstanding continued significant credit losses in its investment portfolio, the FHLB’s net income for the fourth quarter of 2009 was $6.3 million. The FHLB’s net interest income continues to be strong, and totaled $311.7 million for the year ending December 31, 2009 and $88.0 million for the fourth quarter of 2009. The FHLB expects to see volatility in its earnings in the next several quarters as it works through continued challenges. In particular, high and prolonged unemployment rates, high delinquency and foreclosure rates, and declining housing prices may result in additional credit losses from the FHLB’s private-label mortgage-backed securities investments. The FHLB will continue to monitor this situation closely in 2010.

The FHLB remains focused on returning the FHLB to stable profitability and enhancing the FHLB’s capital base by building retained earnings. The FHLB’s board of directors is unlikely to declare any dividends until a consistent pattern of positive net income is demonstrated, allowing growth in retained earnings, which will likely preclude a declaration of dividends for at least the first two quarters of 2010. The opportunity to pay a dividend after that, and the amount of any such dividend, will be a function of the success that the FHLB has in stabilizing earnings and building retained earnings, which will be driven in large part by the performance of its private-label mortgage-backed securities portfolio. The FHLB’s current retained earnings target is estimated at $925 million, a target adopted in connection with the FHLB’s Revised Operating Plan to preserve capital in light of the various challenges to the FHLB. The FHLB’s retained earnings target could be superseded by mandates from its primary regulator, the Federal Housing Finance Agency, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB’s currently targeted level. Moreover, Management and the board of directors of the FHLB may, at any time, change the FHLB’s methodology or assumptions for modeling the FHLB’s retained earnings requirement. Either of these could result in the FHLB further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2010. The Company will continue to monitor its investment in FHLB stock.

7. Fair Value Measurements

“Fair Value Measurements and Disclosures (Topic 820)”, provides a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”).

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

There were no transfers of assets and liabilities between Level 1 and Level 2 as of March 31, 2010.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no level 3 valuations as of March 31, 2010 or December 31, 2009.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale
Equity securities by industry type:
Financial	$537	$537	$—	$—

Total equity securities	$537	$537	$—	$—

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale
Equity securities by industry type:
Financial	$503	$503	$—	$—

Total equity securities	$503	$503	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	Fair Value Measurements Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$4,984	$—	$4,984	$—
Other real estate owned	80	—	80	—
Loans held for sale	621	—	621	—

Total assets	$5,685	$—	$5,685	$—

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,527	$—	$1,527	$—
Other real estate owned	80	—	80	—
Loans held for sale	534	—	534	—

Total assets	$2,141	$—	$2,141	$—

A valuation reserve, for the above impaired loans, of $830,000 and $501,000 as of March 31, 2010 and December 31, 2009, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Real estate acquired through foreclosure (“OREO”): OREO is recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

ASC Topic 825 “Fair Value Measurements and Disclosures” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

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

Mortgage loans held for sale: Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Mortgage servicing rights: Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three Months Ended March 31, 2010 and 2009

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,067	$16,067	$20,075	$20,075
Securities available-for-sale	537	537	503	503
Securities held-to-maturity	66,347	66,443	62,983	63,130
Federal Home Loan Bank stock	4,489	4,489	4,306	4,306
Loans, net	426,821	423,809	424,655	421,155
Loans held for sale	621	621	534	534
Accrued interest and dividends receivable	1,668	1,668	1,629	1,629
Mortgage servicing rights	306	437	297	582

Financial liabilities:
Deposits	$351,593	$348,686	$365,498	$361,114
Repurchase agreements	18,435	18,435	20,422	20,422
Advances from Federal Home Loan Bank	80,907	81,023	63,675	64,002
Accrued interest payable	189	189	175	175

8. Common Stock

On February 26, 2010, the Company announced that its Board of Directors authorized a fourth stock repurchase program (the “Fourth Stock Repurchase Program”) for the purchase of up to 318,952 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase under the Fourth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors.

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

•	Those comprising events that provide evidence about conditions not existing at the balance sheet date but, rather, that arose after such date (referred to as non-recognized subsequent events).

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2009 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At March 31, 2010, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, the valuation of mortgage servicing rights, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2009 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the probable losses inherent in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as: levels and historical trends in delinquencies, impaired loans, non-accruing loans, charge-offs and recoveries, and classified assets; trends in the volume and terms of the loans; effects of any change in underwriting policies, procedures, and practices; experience, ability, and depth of management staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; and effects of changes in credit concentrations. The use of different estimates or assumptions could produce different provisions for loan losses.

Other-Than-Temporary Impairment of Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than- temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 1% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The Company uses the amortization method for financial reporting. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speeds result in lower valuations of mortgage servicing rights. Management evaluates for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

Valuation of Other Real Estate Owned (“OREO”). Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

The Company’s assets increased $1.6 million, or 0.3%, to $545.8 million at March 31, 2010 compared to $544.2 million at December 31, 2009, primarily due to the increase in held-to-maturity securities of $3.4 million and increase in net loans of $2.2 million, offset by a decrease in cash and cash equivalents of $4.0 million. Held-to-maturity securities increased to $66.3 million from $63.0 million as of December 31, 2008, due to purchases of a $10.0 million bond and $3.4 million in U.S. treasury securities, partially offset by maturities of U.S. treasury securities of $9.7 million and pay downs of collateralized mortgage obligations and bonds of $363,000. Net loans increased $2.2 million, primarily due to increases in commercial business loans of $3.6 million, construction loans of $1.2 million, multi-family loans of $1.0 million, and home equity loans of $600,000; partially offset by decreases in one- to four-family loans of $2.4 million and commercial real estate loans of $1.8 million.

Total deposits at March 31, 2010 were $351.6 million compared to $365.5 million at December 31, 2009. The decrease in deposits is primarily due to decreases in certificate of deposit balances of $12.5 million, and demand deposits of $5.2 million. These decreases were partially offset by increases in passbook accounts of $2.1 million and money market deposit accounts of $1.6 million.

Total stockholders’ equity increased $411,000, or 0.4%, to $94.6 million at March 31, 2010 from $94.2 million at December 31, 2009, resulting mainly from the positive change in unearned compensation of $432,000 and increase in accumulated other comprehensive income of $31,000, offset by the purchase of 100 shares of the Company’s common stock through the Company’s stock repurchase program at a cost of $2,000, and a net loss of $50,000. The Company’s book value per share increased to $14.83 at March 31, 2010 compared to $14.76 at December 31, 2009.

Lending Activities

At March 31, 2010, the Company’s net loan portfolio was $426.8 million, or 78.2% of total assets, compared to $424.7 million, or 78.0% of total assets at December 31, 2009. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family¹	$147,949	34.4%	$150,311	35.1%
Multi-family	11,747	2.7%	10,790	2.5%
Home equity	29,929	7.0%	29,320	6.9%
Commercial	124,272	28.9%	126,090	29.5%

Total	313,897	73.0%	316,511	74.0%

Construction-residential	9,592	2.2%	9,193	2.2%
Construction-commercial	29,969	7.0%	29,122	6.8%

Total construction	39,561	9.2%	38,315	9.0%

Total real estate loans	353,458	82.2%	354,826	83.0%

Consumer loans	4,175	1.0%	4,390	1.0%

Commercial loans	72,113	16.8%	68,541	16.0%

Total loans	429,746	100.0%	427,757	100.0%

Undisbursed portion of loans in process	423		10
Net deferred loan origination costs	955		965
Allowance for loan losses	(4,303)		(4,077)

Loans, net	$426,821		$424,655

¹	Excludes loans held for sale of $621 and $534 at March 31, 2010 and December 31, 2009, respectively.

The Company’s net loan portfolio increased $2.2 million, or 0.5%, during the first three months of 2010 primarily due the increases of commercial business loans of $3.6 million, construction loans of $1.2 million, multi-family loans of $1.0 million, and home equity loans of $600,000. These increases were partially offset by the decreases in one- to four-family loans of $2.4 million and commercial real estate loans of $1.8 million. In order to reduce interest rate risk, the Company sold $3.4 million of fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. Servicing rights are retained on all loans written and sold to the secondary market.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	March 31, 2010	December 31, 2009
	(Dollars In Thousands)
Nonaccrual loans:
Residential mortgages	$3,094	$2,740
Construction	184	184
Commercial mortgages	608	982
Commercial & Industrial	757	664
Home equity	136	182
Consumer	28	92

Total nonaccrual loans	4,807	4,844
Other real estate owned, net	80	80

Total nonperforming assets	$4,887	$4,924

Ratios:
Total nonperforming loans as apercentage of total loans (1) (2)	1.11%	1.13%
Total nonperforming assets as a percentage of total assets (2)	0.90%	0.90%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming assets consist of nonperforming loans and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

Nonaccrual loans decreased $37,000, or 0.8%, to $4.8 million as of March 31, 2010 compared to $4.8 million as of December 31, 2009. Management reviews nonaccrual loans on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flows cannot be identified.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The allowance for loan losses is maintained at an amount that management considers appropriate to cover inherent probable losses in the loan portfolio.

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

At March 31, 2010, Management believed that the current allowance for loan losses is appropriate to cover losses inherent in the current loan portfolio.

At March 31, 2010, our allowance for loan losses represented 1.0% of total loans and 89.5% of nonperforming loans. The allowance for loan losses increased from $4.1 million at December 31, 2009 to $4.3 million at March 31, 2010, due to a provision of $273,000, partially offset by net charge-offs of $47,000. The increase in the provision for the quarter ended March 31, 2010 reflects management’s assessment of the continued growth of the loan portfolio, particularly the increase in commercial business loans of $3.6 million, as well as the establishment of specific reserves of $329,000 from December 31, 2009. The increase in specific reserves was primarily due to 11 loans that did not have a specific reserve at December 31, 2009. More specifically, two individual credits contributed to 67.2% of the specific reserve increase since December 31, 2009.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth:

	At or for the Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)

Allowance for loan losses at beginning of period, December 31	$4,077	$3,333

Charged-off loans:
Residential mortgages	(5)	—
Construction	—	—
Commercial mortgages	(7)	—
Commercial & Industrial	(27)	—
Home equity	—	—
Consumer	(14)	(16)

Total charged-off loans	(53)	(16)

Recoveries on loans previously charged-off:
Residential mortgages	—	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	—	—
Home equity	—	—
Consumer	6	5

Total recoveries	6	5

Net loan charge-offs	(47)	(11)
Provision for loan losses	273	94

Allowance for loan losses, end of period	$4,303	$3,416

Ratios:
Net loan charge-offs to average loans, net	0.01%	0.01%
Allowance for loan losses to total loans (1)	1.00%	0.82%
Allowance for loan losses to nonperforming loans (2)	89.52%	119.15%
Recoveries to charge-offs	11.32%	31.25%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due or other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2010		December 31, 2009
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)

Demand deposits	$37,432	10.6%	$42,629	11.7%
NOW accounts	18,522	5.3%	18,466	5.1%
Passbook accounts	44,934	12.8%	42,875	11.7%
Money market deposit accounts	56,940	16.2%	55,293	15.1%

Total transaction accounts	157,828	44.9%	159,263	43.6%
Certificates of deposit	193,765	55.1%	206,235	56.4%

Total deposits	$351,593	100.0%	$365,498	100.0%

Deposits decreased $13.9 million, or 3.8%, to $351.6 million at March 31, 2010 from $365.5 million at December 31, 2009. The decrease is primarily due the decreases in certificate of deposit balances of $12.5 million, or 6.0%, and demand deposits of $5.2 million, or 12.2%. These decreases were offset by increases in passbook accounts of $2.1 million, or 4.8%, and money market deposit accounts of $1.6 million, or 3.0%. The significant decrease in certificate of deposit balances at March 31, 2010 was primarily due to an $8.0 million municipal account that withdrew for seasonal operations. We recovered $6.5 million of the municipal relationship by April 29, 2010, which increased our money market accounts with the customer by $4.1 million and sweeps accounts by a net of $2.9 million, offset by other account fluctuations.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	March 31, 2010	December 31, 2009
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$80,907	$71,258
Securities sold under agreements to repurchase	29,639	27,334
Average advances outstanding during the period:
FHLB Advances	$71,563	$58,278
Securities sold under agreements to repurchase	21,521	21,339
Weighted average interest rate during the period:
FHLB Advances	2.94%	2.90%
Securities sold under agreements to repurchase	0.50%	0.98%
Balance outstanding at end of period:
FHLB Advances¹	$80,907	$63,675
Securities sold under agreements to repurchase	18,435	20,422
Weighted average interest rate at end of period:
FHLB Advances	2.69%	3.04%
Securities sold under agreements to repurchase	0.50%	0.50%

¹	Balance includes a one time put option of $5 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances increased $17.2 million, or 27.1%, from $63.7 million at December 31, 2009 to $80.9 million at March 31, 2010 due to proceeds from long-term advances of $24.5 million, offset by payments on long-term advances of $7.3 million. Securities sold under agreements to repurchase decreased $2.0 million, primarily due to fluctuations in the balances of these accounts.

During the quarter ended March 31, 2010, the Company restructured $4.9 million in FHLB advances in order to lower the cost of borrowing and to increase the time until maturity. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty, which was blended with the effective rate and will be amortized over the life of the restructured advances. This restructuring did not meet the 10 percent cash flow test and is not required to be accounted for as a debt extinguishment. The new effective interest rate was determined based on the carrying amount of the original advance, adjusted for the present value of the new advance and the prepayment penalty. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General

For the quarter ended March 31, 2010 we recorded a net loss of $50,000, compared to net income of $114,000 for the same quarter last year. Contributing to the net loss for the quarter were increases in FDIC assessment fees of $198,000 and a provision for loan losses of $179,000. Although we were able to increase net interest income $391,000 from last quarter, the increases in non-interest expenses resulted in a net loss for the period.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$64,264	$387	2.44%	$49,315	$240	1.97%
Loans:
Residential real estate loans	162,251	2,250	5.62%	174,677	2,477	5.75%
Commercial real estate loans	163,184	2,453	6.10%	157,447	2,375	6.12%
Consumer loans	33,743	418	5.02%	31,294	416	5.39%
Commercial loans	71,080	797	4.55%	55,490	630	4.60%

Loans, net (2)	430,258	5,918	5.58%	418,908	5,898	5.71%
Other	10,927	5	0.19%	11,108	4	0.15%

Total interest-earning assets	505,449	$6,310	5.06%	479,331	$6,142	5.20%

Noninterest-earning assets	39,647			46,414

Total assets	$545,096			$525,745

Interest-bearing liabilities:
Deposits:
Money market accounts	$54,525	$99	0.74%	$49,575	$109	0.89%
Savings accounts (3)	44,221	28	0.26%	41,179	42	0.41%
NOW, ATS, and other transaction accounts	18,801	10	0.22%	16,604	18	0.44%
Certificates of deposit	200,152	1,350	2.74%	202,580	1,711	3.43%

Total interest-bearing deposits	317,699	1,487	1.90%	309,938	1,880	2.46%
FHLB advances	71,563	518	2.94%	67,178	405	2.44%
Securities sold under agreement to repurchase	21,521	27	0.51%	23,313	59	1.03%

Total interest-bearing borrowings	93,084	545	2.37%	90,491	464	2.08%

Total interest-bearing liabilities	410,783	2,032	2.01%	400,429	2,344	2.37%
Demand deposits	39,116			30,538
Other noninterest-bearing liabilities	195			403

Total liabilities	450,094			431,370
Total stockholders’ equity	95,002			94,375

Total liabilities and stockholders' equity	$545,096			$525,745

Net interest-earning assets	$94,666			$78,902

Tax equivalent net interest income/ interest rate spread (4)		4,278	3.05%		3,798	2.83%

Tax equivalent net interest income as a percentage of interest-earning assets			3.43%			3.21%

Ratio of interest-earning assets to interest-bearing liabilities			123.05%			119.70%

Less: tax equivalent adjustment (1)		(126)			(37)

Net interest income as reported on statement of operations		$4,152			$3,761

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended March 31, 2010 compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$81	$66	$147
Loans:
Residential real estate loans	(174)	(53)	(227)
Commercial real estate loans	86	(8)	78
Consumer loans	31	(29)	2
Commercial loans	175	(8)	167

Total loans	118	(98)	20
Other	0	1	1

Total interest-earning assets	$199	$(31)	$168

Interest-bearing liabilities:
Deposits:
Money market accounts	$10	$(20)	$(10)
Savings accounts (2)	3	(17)	(14)
NOW, ATS, and other transaction accounts	2	(10)	(8)
Certificates of deposit	(21)	(340)	(361)

Total deposits	(6)	(387)	(393)
FHLB advances	27	86	113
Securities sold under agreement to repurchase	(5)	(27)	(32)

Total interest-bearing borrowings	22	59	81

Total interest-bearing liabilities	16	(328)	(312)

Increase (decrease) in net interest income (3)	$183	$297	$480

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $480,000, or 12.6%, to $4.3 million for the three months ended March 31, 2010, primarily due to the decrease in cost of funds outweighing the decrease in yield of assets. Net interest margin increased 22 basis points to 3.43% for the three months ended March 31, 2010 from the comparable period in 2009, primarily due to the decrease in the cost of deposits of 56 basis points.

Interest and dividend income, on a tax equivalent basis, increased $168,000, or 2.7%, to $6.3 million for the three months ended March 31, 2010, compared to $6.1 million for the same period last year. Average interest-earning assets totaled $505.4 million for the three months ended March 31, 2010 compared to $479.3 million for the same period last year, an increase of $26.1 million, or 5.4%. Average loans increased $11.4 million, or 2.7%, primarily due to strong commercial originations. Average investment securities increased $14.9 million for the period and tax equivalent investment securities interest income increased $147,000, or 61.3%, due to the increase in bond income of $133,000 for the quarter. The yield on average interest-earning assets decreased 14 basis points to 5.06% for the three months ended March 31, 2010, principally as a result of lower market rates of interest.

Total interest expense decreased $312,000, or 13.3%, to $2.0 million for the three months ended March 31, 2010 from $2.3 million for the same period in 2009, due to lowering deposit costs by $393,000. Average interest-bearing liabilities increased $10.4 million, or 2.6% to $410.8 million for the three months ended March 31, 2010 from $400.4 million for the comparable period in 2009, reflecting increases in interest-bearing deposits of $7.8 million and borrowings of $2.6 million. Rates paid on average interest-bearing liabilities declined 36 basis points to 2.01% for the first quarter of 2010, largely reflecting the lower interest rates paid on deposits. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2010 was $273,000 compared to $94,000 for the same period in 2009. The increase in the provision for loan losses was primarily due to the establishment of specific reserves of $329,000 and an increase in the general reserve related to the increase in commercial business loans of $3.6 million.

Non-interest Income

Total non-interest income decreased $79,000, or 11.5%, to $607,000 for the first quarter of 2010 compared to $686,000 for the same period in 2009, primarily due to the decrease in income from loan sales of $116,000 and a decrease in gains on securities available-for-sale of $36,000, partially offset by the increase in service charges, fees, and commissions of $95,000. The increase in service charges, fees, and commissions is due to the increases in NSF fee income of $45,000, investment services commission of $27,000, and point of sale and ATM transaction fees of $20,000.

Non-interest Expenses

Non-interest expenses increased $298,000, or 7.0%, to $4.5 million for the three months ended March 31, 2010 compared to $4.2 million in the first quarter of 2009. The increase is attributable to the increases in FDIC assessment fees of $198,000 and salary and benefit expenses of $184,000. The increase in salary and benefit expenses is largely due to the 5 week pay period in March 2010 compared to only a 4 week pay period in March 2009.

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

	Three Months Ended March 31,
	2010		2009
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield

Investment securities (no tax adjustment)	$261	1.65%	$203	1.67%
Tax equivalent adjustment (1)	126		37

Investment securities (tax equivalent basis)	$387	2.44%	$240	1.97%

Net interest income (no tax adjustment)	$4,152		$3,761
Tax equivalent adjustment (1)	126		37

Net interest income (tax equivalent basis)	$4,278		$3,798

Interest rate spread (no tax adjustment)		2.95%		2.80%
Net interest margin (no tax adjustment)		3.33%		3.18%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term securities are primarily consisted of U.S. Treasury and government agencies, which we use primarily for the collateral purposes for sweep accounts maintained by commercial customers. The balances of these securities fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents, net of reserve requirements, totaled $16.0 million. The fair value of agency and U.S. Treasury securities, net of pledged securities, totaled $15.5 million. Our over collateralized securities pledging position is $4.9 million. We had loans held-for-sale of $621,000 at March 31, 2010. The fair value of collateralized mortgage obligations, net of a 5% liquidity discount, totaled $5.2 million. Securities classified as available-for-sale with unrealized gains had a fair value of $478,000 and unrealized gains of $148,000 at March 31, 2010. In addition, at March 31, 2010, we had the ability to borrow a total of approximately $97.0 million from the Federal Home Loan Bank of Boston. On March 31, 2010, we had $80.9 million of borrowings outstanding, including $15,000 in short-term borrowings. In addition, we had the following available lines of credit to use as contingency sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2010 totaled $87.9 million, or 45.4%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at March 31, 2010.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of March 31, 2010:

Total Capital to Risk Weighted Assets
Company	$97,836	22.7%	$34,545	8.0%	N/A	N/A
Bank	$84,764	19.7%	$34,425	8.0%	$43,032	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,466	21.6%	$17,272	4.0%	N/A	N/A
Bank	$80,394	18.7%	$17,213	4.0%	$25,819	6.0%

Tier 1 Capital to Average Assets
Company	$93,466	17.2%	$21,763	4.0%	N/A	N/A
Bank	$80,394	14.8%	$21,705	4.0%	$27,131	5.0%

As of December 31, 2009:

Total Capital to Risk Weighted Assets
Company	$97,878	23.4%	$33,418	8.0%	N/A	N/A
Bank	$84,779	20.4%	$33,303	8.0%	$41,628	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,756	22.4%	$16,709	4.0%	N/A	N/A
Bank	$80,657	19.4%	$16,651	4.0%	$24,977	6.0%

Tier 1 Capital to Average Assets
Company	$93,756	17.4%	$21,498	4.0%	N/A	N/A
Bank	$80,657	15.1%	$21,435	4.0%	$26,794	5.0%

Restrictions on Dividends

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

A total of $500,000 in dividends was declared in December 2009 from the Bank to the Company. The Bank paid the dividend in January 2010.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2010	December 31, 2009

Commitments to grant loans	$21,099	$17,429
Unfunded commitments for construction loans	7,446	8,203
Unfunded commitments under lines of credit	56,823	59,189
Standby letters of credit	2,334	2,334

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,334 at March 31, 2010 and December 31, 2009, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2010 and December 31, 2009 was insignificant.

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

Quantitative Aspects of Market Risk

We analyze our interest rate sensitivity to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be “interest rate sensitive” within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee and Board of Directors of the Bank. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee and the Board of Directors of the Bank on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at March 31, 2010 through March 31, 2011.

Increase (Decrease) in Market Interest Rates (Rate Shock)		Net Interest Income
		$ Amount	$ Change	% Change
(Dollars In Thousands)
500	bp	$20,467	$3,555	21.0%
400		$19,736	$2,824	16.7%
300		$19,012	$2,100	12.4%
200		$18,486	$1,574	9.3%
100		$17,772	$860	5.1%
—		$16,912	—	—
(100)		$15,630	($1,282)	-7.6%
(200)		$14,203	($2,709)	-16.0%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and set forth below in this Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2010, the risk factors for the Company have not changed materially from those reported in our 2009 Annual Report on Form 10-K. However, the risks described in our 2009 Annual Report on Form 10-K are not the only risks that we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On February 26, 2010, the Company announced that its Board of Directors authorized a fourth stock repurchase program (the “Fourth Stock Repurchase Program”) for the purchase of up to 318,952 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase under the Fourth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the first quarter of 2010 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 -31, 2010	—	$—	—	318,952
February 1 - 28, 2010	—	—	—	318,952
March 1 -31, 2010	100	12.55	100	318,852

Total	100	$12.55	100

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated:	May 5, 2010	By:	/S/ WILLIAM J. WAGNER
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated:	May 5, 2010	By:	/S/ W. GUY ORMSBY
W. Guy Ormsby
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)