Form 10-Q
period 2010-06-30
CHICOPEE BANCORP, INC.
filed 2010-08-06
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51996

CHICOPEE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4840562
(State or other jurisdiction of incorporation or organization)	( I.I. (I.R.S. Employer Identification No.)

70 Center Street, Chicopee, Massachusetts	01013
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2010, there were 6,308,251 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Cash and due from banks	$9,879	$9,757
Short-term investments	—	16
Federal funds sold	15,703	10,302

Total cash and cash equivalents	25,582	20,075

Securities available-for-sale, at fair value	487	503
Securities held-to-maturity, at cost (fair value $61,685 and $63,130 at June 30, 2010 and December 31, 2009, respectively)	61,607	62,983
Federal Home Loan Bank stock, at cost	4,489	4,306
Loans, net of allowance for loan losses ($4,123 at June 30, 2010 and $4,077 at December 31, 2009)	432,798	424,655
Loans held for sale	986	534
Other real estate owned	278	80
Mortgage servicing rights	297	297
Bank owned life insurance	12,823	12,610
Premises and equipment, net	10,420	10,652
Accrued interest and dividends receivable	1,618	1,629
Deferred income tax asset	2,113	2,112
FDIC prepaid insurance	1,586	1,900
Other assets	1,889	1,814

Total assets	$556,973	$544,150

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$38,008	$42,629
Interest-bearing	327,875	322,869

Total deposits	365,883	365,498

Securities sold under agreements to repurchase	18,352	20,422
Federal Home Loan Bank of Boston advances	77,923	63,675
Accrued expenses and other liabilities	223	383

Total liabilities	462,381	449,978

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at June 30, 2010 and December 31, 2009)	72,479	72,479
Treasury stock, at cost (1,103,938 shares at June 30, 2010 and 1,060,338 shares at December 31, 2009)	(14,464)	(13,951)
Additional paid-in-capital	2,061	1,765
Unearned compensation (restricted stock awards)	(1,856)	(2,269)
Unearned compensation (Employee Stock Ownership Plan)	(4,612)	(4,761)
Retained earnings	40,920	40,843
Accumulated other comprehensive income	64	66

Total stockholders’ equity	94,592	94,172

Total liabilities and stockholders’ equity	$556,973	$544,150

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$5,934	$5,922	$11,852	$11,820
Interest and dividends on securities	343	203	605	406
Other interest-earning assets	6	8	11	8

Total interest and dividend income	6,283	6,133	12,468	12,234

Interest expense:
Deposits	1,464	1,822	2,951	3,702
Securities sold under agreements to repurchase	19	55	46	114
Other borrowed funds	524	401	1,042	806

Total interest expense	2,007	2,278	4,039	4,622

Net interest income	4,276	3,855	8,429	7,612
Provision for loan losses	112	71	385	165

Net interest income after provision for loan losses	4,164	3,784	8,044	7,447

Non-interest income:
Service charges, fees and commissions	427	352	856	686
Loan sales and servicing, net	68	237	151	436
Net (loss) gain on sales of securities available-for-sale	—	(9)	—	27
Loss on sale of other real estate owned	(8)	—	(8)	—
Other than temporary impairment charge	—	(106)	(13)	(106)
Income from bank owned life insurance	105	116	212	232

Total non-interest income	592	590	1,198	1,275

Non-interest expenses:
Salaries and employee benefits	2,708	2,586	5,244	4,938
Occupancy expenses	399	391	828	858
Furniture and equipment	288	313	556	591
FDIC insurance assessment	112	285	333	308
Data processing	286	255	565	534
Professional fees	109	140	258	265
Advertising	127	117	253	227
Stationery, supplies and postage	66	98	155	205
Other non-interest expense	525	513	964	1,005

Total non-interest expense	4,620	4,698	9,156	8,931

Income (loss) before income taxes	136	(324)	86	(209)
Income tax expense (benefit)	9	(150)	9	(150)

Net income (loss)	$127	$(174)	$77	$(59)

Earnings (loss) per share: (1)
Basic	$0.02	$(0.03)	$0.01	$(0.01)
Diluted	$0.02	$(0.03)	$0.01	$(0.01)

Adjusted weighted average shares outstanding:
Basic	5,720,669	5,715,068	5,723,736	5,728,305
Diluted	5,745,476	5,715,068	5,742,983	5,728,305

(1)	Common stock equivalents are excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2009, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010 and 2009 (Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive income:
Net income	—	—	—	—	—	77	—	77
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $1)	—	—	—	—	—	—	(2)	(2)

Total comprehensive income								75

Treasury stock purchased (43,600 shares)	—	(513)	—	—	—	—	—	(513)
Change in unearned compensation:
Stock option expense	—	—	260	—	—	—	—	260
Restricted stock award expense	—	—	—	413	—	—	—	413
Common stock held by ESOP committed to be released	—	—	36	—	149	—	—	185

Balance at June 30, 2010	$72,479	$(14,464)	$2,061	$(1,856)	$(4,612)	$40,920	$64	$94,592

Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

Comprehensive loss:
Net loss	—	—	—	—	—	(59)	—	(59)
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $7)	—	—	—	—	—	—	12	12

Total comprehensive loss								(47)

Treasury stock purchased (54,400 shares)	—	(632)	—	—	—	—	—	(632)
Change in unearned compensation:
Stock option expense	—	—	260	—	—	—	—	260
Restricted stock award expense	—	—	—	415	—	—	—	415
Common stock held by ESOP committed to be released	—	—	28	—	149	—	—	177

Balance at June 30, 2009	$72,479	$(13,115)	$1,456	$(2,692)	$(4,910)	$42,380	$(1,408)	$94,190

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$77	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	526	598
Provision for loan losses	385	165
Increase in cash surrender value of life insurance	(212)	(232)
Realized gain on investment securities, net	—	(27)
Realized gains on sales of mortgages	(71)	(261)
Increase in other assets	(75)	(171)
Decrease in accrued interest and dividends receivable	11	119
Decrease in FDIC prepaid insurance	314	—
Net change in loans originated for resale	(452)	(316)
Net loss on sales of other real estate owned	8	—
Decrease in other liabilities	(160)	(150)
Other than temporary impairment charge	13	106
Change in unearned compensation	858	852

Net cash provided by operating activities	1,222	624

Cash flows from investing activities:
Additions to premises and equipment	(231)	(628)
Loan originations and principal collections, net	(8,806)	1,794
Proceeds from sale or paydown of other real estate owned	72	63
Proceeds from sales of securities available-for-sale	—	358
Purchases of securities available-for-sale	—	(501)
Purchases of securities held-to-maturity	(57,400)	(58,400)
Maturities of securities held-to-maturity	58,038	70,600
Proceeds from principal paydowns of securities held-to-maturity	745	203
Purchase of FHLB stock	(183)	—

Net cash (used) provided by investing activities	(7,765)	13,489

Cash flows from financing activities:
Net increase in deposits	385	39,234
Net decrease in securities sold under agreements to repurchase	(2,070)	(6,608)
Proceeds from long-term FHLB advances	24,500	11,000
Payments on long-term FHLB advances	(10,252)	(1,883)
Net decrease in other short-term borrowings	—	(30,000)
Stock purchased for treasury	(513)	(632)

Net cash provided by financing activities	12,050	11,111

Net increase in cash and cash equivalents	5,507	25,224

Cash and cash equivalents at beginning of period	20,075	23,100

Cash and cash equivalents at end of period	$25,582	$48,324

Supplemental cash flow information:
Interest paid on deposits	$2,951	$3,702
Interest paid on borrowings	1,041	813
Income taxes paid	209	61
Transfers from loans to other real estate owned	278	—

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three and Six Months Ended June 30, 2010 and 2009

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 by the Bank to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include both of its wholly-owned subsidiaries. The consolidated financial statements of the Company as of June 30, 2010 and for the periods ended June 30, 2010 and 2009 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The results for the three and six month interim periods ended June 30, 2010 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) (in thousands)	$127	$(174)	$77	$(59)

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,066,509)	(983,667)	(1,063,442)	(970,430)
Less: average number of unallocated ESOP shares	(476,120)	(505,878)	(476,120)	(505,878)
Less: average number of dilutive restricted stock awards	(176,070)	(234,755)	(176,070)	(234,755)

Adjusted weighted average number of common shares outstanding	5,720,669	5,715,068	5,723,736	5,728,305
Plus: dilutive outstanding restricted stock awards	24,807	—	19,247	—
Plus: dilutive outstanding stock options	—	—	—	—

Weighted average number of diluted shares outstanding	5,745,476	5,715,068	5,742,983	5,728,305

Earnings (loss) per share:
Basic- common stock	$0.02	$(0.03)	$0.01	($0.01)
Basic- unvested share-based payment awards	$0.02	$(0.03)	$0.01	($0.01)
Diluted- common stock	$0.02	$(0.03)	$0.01	($0.01)
Diluted- unvested share-based payment awards	$0.02	$(0.03)	$0.01	($0.01)

There were 683,667 and 671,667 stock options that were not included in the diluted earnings per share for the three and six months ended June 30, 2010 and 2009, respectively, because their effect was anti-dilutive.

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

A summary of options under the Plan as of June 30, 2010, and changes during the six months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2009	688,167	$14.22	7.50
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	4,500	14.29	—

Outstanding at June 30, 2010	683,667	$14.22	6.97	$9,722

Exercisable at June 30, 2010	267,665	$14.28	6.86	$3,822

Exercisable at June 30, 2009	133,331	$14.29	7.93	$1,905

The weighted-average grant-date fair value of options granted during 2009 and 2008 was $3.07 and $2.37, respectively. The weighted average grant-date fair value of the options outstanding and exercisable at June 30, 2010 is $3.89 and $3.91, respectively. For the six months ended June 30, 2010 and 2009, share based compensation expense applicable to the Plan was $260,000 and the related tax benefit was $52,000 for both periods, respectively. No options have been exercised as of June 30, 2010 and no options were granted prior to July 1, 2007. As of June 30, 2010, unrecognized stock-based compensation expense related to non-vested options amounted to $1.1 million. This amount is expected to be recognized over a period of 2.18 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2010 is $14.29. The Company recorded compensation cost related to stock awards of $413,000 and $415,000, respectively and $141,000 of related tax benefit in the six months ended June 30, 2010 and 2009. Stock awards with a fair value of $777,000 and $765,000 have vested during the years ended December 31, 2009 and 2008, respectively. No stock awards have vested during 2010 and no stock awards were granted prior to July 1, 2007. As of June 30, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $1.7 million. This amount is expected to be recognized over a period of 2.07 years.

A summary of the status of the Company’s stock awards as of June 30, 2010, and changes during the six months ended June 30, 2010, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Balance at December 31, 2009	176,070	$14.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance at June 30, 2010	176,070	$14.29

4. Recent Accounting Pronouncements (Applicable to the Company)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) which provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance (incorporated in the FASB ASC via ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, in December 2009) which provides amended guidance for consolidation of a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance uses an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the statement of condition date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,
	2010	2009
	(In Thousands)

Net income (loss)	$127	$(174)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(50)	698
Other than temporary impairment charge, included in net loss	—	106
Reclassification adjustment for loss on sale of available-for-sale securities included in net loss	—	9
Tax effect	17	(283)

Other comprehensive income (loss), net of tax	(33)	530

Total comprehensive income	$94	$356

	Six Months Ended June 30,
	2010	2009
	(In Thousands)

Net income (loss)	$77	$(59)
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	(16)	(60)
Other than temporary impairment charge, included in net loss	13	106
Reclassification adjustment for gain on sale of available-for-sale securities included in net loss	—	(27)
Tax effect	1	(7)

Other comprehensive income (loss), net of tax	(2)	12

Total comprehensive income (loss)	$75	$(47)

6. Investment Securities

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

At June 30, 2010 and December 31, 2009, the Company’s investment securities portfolio amounted to $62.1 million and $63.5 million, or 11.1% and 11.7% of total assets, respectively. The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company’s investment securities:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)

Securities available-for-sale
Marketable equity securities¹	$389	$105	$(7)	$487

Total securities available-for-sale	$389	$105	$(7)	$487

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$—	$—	$—	$—
U.S. Treasury securities	34,489	—	(4)	34,485
Corporate and industrial revenue bonds	22,053	—	—	22,053
Collateralized mortgage obligations	5,065	105	(23)	5,147

Total securities held-to-maturity	$61,607	$105	$(27)	$61,685

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)

Securities available-for-sale
Marketable equity securities¹	$402	$116	$(15)	$503

Total securities available-for-sale	$402	$116	$(15)	$503

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$1,999	$—	$—	$1,999
U.S. Treasury securities	43,118	3	(4)	43,117
Corporate and industrial revenue bonds	12,109	—	—	12,109
Collateralized mortgage obligations	5,757	153	(5)	5,905

Total securities held-to-maturity	$62,983	$156	$(9)	$63,130

¹	Does not include investments in FHLB-Boston stock of $4.5 million and $4.3 million, and Banker’s Bank stock of $183,000 and $183,000, respectively, at June 30, 2010 and December 31, 2009.

The fair value of securities available-for-sale decreased $16,000, or 3.2%, to $487,000 at June 30, 2010 from December 31, 2009, primarily due to changes in the market values of each equity security. The decrease in amortized cost of securities available-for-sale of $13,000 is the result of writing down a security to fair value due to a charge for other-than-temporary impairment. Available-for-sale securities are fully comprised of equity securities: 5 individual issues of highly traded stocks, representing 3 companies in the financial industry. The amortized cost of held-to-maturity securities decreased $1.4 million, or 2.2%, to $61.6 million due to maturities of U.S. Treasury securities of $56.0 million and a maturity of the debt security of U.S. Government sponsored enterprises of $2.0 million, and pay downs and maturities of collateralized mortgage obligations and bonds of $748,000, partially offset by the purchase of a $10.0 million bond and purchases of $47.4 million in U.S. Treasury securities.

At June 30, 2010 and December 31, 2009, securities with a carrying value of $18.8 million and $30.4 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$34,489	$34,485
From 1 to 5 years	3,801	3,801
From 5 to 10 years	13,365	13,447
Over 10 years	9,952	9,952

	$61,607	$61,685

Unrealized Losses on Investment Securities

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities to determine if the value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by the FASB and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due. The Company’s OTTI policy provides for the following: once a security is identified as impaired, the Company will test for OTTI; if the security fails the OTTI test, the security will be written down to the fair value as of the balance sheet date; an impaired security that passes the OTTI test will be reviewed by Management, to determine if a write-down is warranted, for other objective indicators such as: credit rating downgrades, reduced dividend payouts, inverse current ratios, and other adverse financial information.

During the year ended December 31, 2009, the Company incurred other-than-temporary impairment charges of $1.4 million, representing 30 companies, or 56 individual issues. The Company also sold securities that were other-than-temporarily impaired with total losses of $241,000. Management evaluated these securities according to the Company’s OTTI policy and determined the declines in value to be other-than-temporary.

The Company sold $5.9 million of its equity securities during the fourth quarter of 2009. As a result, the Company had a remaining portfolio of $503,000 at December 31, 2009. The sales of equity securities during the fourth quarter of 2009 reflected management’s determination to revise its investment strategy and reduce its overall level of investment in equity securities and overall risk in the equities markets. As part of this revised strategy, it was determined to sell most of the equity securities in the portfolio. The Company expects to continue to hold the remaining securities. The Company’s equity securities portfolio was primarily designed to assist the Company in managing its liquidity and interest rate risk on a long-term basis. However, due to the unprecedented decline in the stock market over the past two years, the value of such portfolio has been significantly reduced which resulted in management’s reevaluation of the investment strategy and reliance on its equity portfolio for liquidity.

During the six months ended June 30, 2010, management determined that one of the equity securities in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000.

The following table presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$307	$(7)	$—	$—	$307	$(7)
Collateralized mortgage obligations	2,901	(23)	—	—	2,901	(23)
U.S. Treasury securities	28,985	(4)	—	—	28,985	(4)

Total temporarily impaired securities	$32,193	$(34)	$—	$—	$32,193	$(34)

	December 31, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$—	$—	$311	$(15)	$311	$(15)
Collateralized mortgage obligations	190	(5)	—	—	190	(5)
U.S. Treasury securities	19,436	(4)	—	—	19,436	(4)

Total temporarily impaired securities	$19,626	$(9)	$311	$(15)	$19,937	$(24)

U.S. Treasury Securities

Unrealized losses within the U.S. Treasury securities category at June 30, 2010, related to 20 U.S. Treasury securities, which all had losses for less than 12 months. At December 31, 2009, the unrealized losses related to 12 U.S. Treasury securities, which all had losses for less than 12 months. Management deemed the losses in this category to be immaterial.

Collateralized Mortgage Obligations

Unrealized losses within the collateralized mortgage obligations (“CMO”) category at June 30, 2010, related to 15 securities, which all had continuous losses for less than 12 months. At December 31, 2009, the unrealized losses related to 2 CMO securities, which all had continuous losses for less than 12 months.

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

As of June 30, 2010, the Company has 17 CMO bonds, or 23 individual issues, with an aggregate book value of $5.1 million, which included 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan-to-value ratios of less than 75%. The total exposure of these 5 bonds to the Company is $22,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

The Company’s remaining 12 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by AAA rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime or Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of these CMOs. The loans collateralizing such CMOs consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 725 and 775, and average LTV of 57%.

These 17 CMO bonds have been substantially paid down with an average current factor of 25%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of June 30, 2010.

Marketable Equity Securities

Unrealized losses within the marketable equity securities category at December 31, 2009 related to four securities issued by two companies in the financial industry, which had continuous losses for more than 12 months. As of June 30, 2010, three of these securities recovered their value during the first quarter, but then declined below book value by the end of the second quarter. During the first quarter of 2010, one security failed the Company’s OTTI test and was written-down in the amount of $13,000. During the second quarter of 2010, none of the four securities with unrealized losses had losses for more than 12 months.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2010. The Company will continue to monitor its investment in FHLB stock.

7. Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”).

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2010.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no level 3 valuations as of June 30, 2010 or December 31, 2009.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale
Equity securities by industry type:
Financial	$487	$487	$—	$—

Total equity securities	$487	$487	$—	$—

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

	Fair Value Measurements Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)

Assets
Impaired loans with a valuation allowance, net	$4,309	$—	$4,309	$—
Other real estate owned	278	—	278	—
Loans held for sale	986	—	986	—

Total assets	$5,573	$—	$5,573	$—

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)

Assets
Impaired loans with a valuation allowance, net	$1,527	$—	$1,527	$—
Other real estate owned	80	—	80	—
Loans held for sale	534	—	534	—

Total assets	$2,141	$—	$2,141	$—

A valuation reserve, for the above impaired loans, of $536,000 and $501,000 as of June 30, 2010 and December 31, 2009, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Real estate acquired through foreclosure (“OREO”): OREO is recorded at fair value less costs to sell. The Company acquires property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the decline is recorded by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. As such, the Company records other real estate owned as nonrecurring Level 2.

ASC Topic 825, Fair Value Measurements and Disclosures, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,582	$25,582	$20,075	$20,075
Securities available-for-sale	487	487	503	503
Securities held-to-maturity	61,607	61,685	62,983	63,130
Federal Home Loan Bank stock	4,489	4,489	4,306	4,306
Loans, net	432,798	433,087	424,655	421,155
Loans held for sale	986	986	534	534
Accrued interest and dividends receivable	1,618	1,618	1,629	1,629
Mortgage servicing rights	297	322	297	582

Financial liabilities:
Deposits	$365,883	$367,234	$365,498	$361,114
Repurchase agreements	18,352	18,352	20,422	20,422
Advances from Federal Home Loan Bank	77,923	79,941	63,675	64,002
Accrued interest payable	176	176	175	175

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

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At June 30, 2010, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment on securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2009 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

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

Valuation of Other Real Estate Owned (“OREO”). Periodically, we acquire property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. OREO is recorded at fair value less costs to sell. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. At June 30, 2010, the Company had $278,000 of property classified as OREO.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

The Company’s assets increased $12.8 million, or 2.4%, to $557.0 million at June 30, 2010 compared to $544.2 million at December 31, 2009, primarily due to the increase in net loans of $8.1 million, or 1.9%, to $432.8 million. The increase in net loans was attributed to the $10.6 million, or 15.4%, increase in commercial and industrial loans and $1.9 million, or 1.5%, increase in commercial real estate loans, partially offset by a $3.4 million, or 2.2%, decrease in one-to four-family residential loans from $150.3 million at December 31, 2009 to $146.9 million at June 30, 2010 and decrease in construction loans of $1.4 million, or 3.8%, from $38.3 million to $36.9 million. The decrease in one- to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $7.7 million fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Total deposits at June 30, 2010 were $365.9 million compared to $365.5 million at December 31, 2009. The increase in deposits is primarily due to increases in money market accounts of $8.5 million, or 15.4%, to $63.8 million and passbook accounts of $785,000, or 1.8%, to $43.7 million, primarily offset by the decreases in demand deposit accounts of $4.6 million, or 10.8%, to $38.0 million and certificate of deposit balances of $4.5 million, or 2.2%, to $201.8 million.

Total stockholders’ equity increased $420,000 to $94.6 million at June 30, 2010 and represented 17.0% of total assets compared to 17.3% of total assets at December 31, 2009. The Company’s balance sheet continues to be strong and regulatory capital ratios continue to exceed the levels required to be “well-capitalized” under applicable federal banking regulations. The increase of $420,000 was mainly due to the decrease in unearned compensation of $562,000, increase in additional paid-in-capital of $296,000 and net income of $77,000, partially offset by the purchase of 43,600 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $513,000 and average price of $11.76. Our capital management strategies allowed us to increase our book value per share by 1.2% to $14.93 at June 30, 2010 compared to $14.76 at December 31, 2009.

Lending Activities

At June 30, 2010, the Company’s net loan portfolio was $432.8 million, or 77.7% of total assets, compared to $424.7 million, or 78.0% of total assets at December 31, 2009. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	June 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars In Thousands)

Real estate loans:
One- to four-family¹	$146,945	33.7%	$150,311	35.1%
Multi-family	11,436	2.6%	10,790	2.5%
Home equity	29,680	6.8%	29,320	6.9%
Commercial	127,972	29.4%	126,090	29.5%

Total	316,033	72.5%	316,511	74.0%

Construction-residential	7,844	1.8%	9,193	2.2%
Construction-commercial	29,034	6.7%	29,122	6.8%

Total construction	36,878	8.5%	38,315	9.0%

Total real estate loans	352,911	81.0%	354,826	83.0%

Consumer loans	3,780	0.9%	4,390	1.0%

Commercial loans	79,119	18.1%	68,541	16.0%

Total loans	435,810	100.0%	427,757	100.0%

Undisbursed portion of loans in process	161		10
Net deferred loan origination costs	950		965
Allowance for loan losses	(4,123)		(4,077)

Loans, net	$432,798		$424,655

[1]	Excludes loans held for sale of $986 and $534 at June 30, 2010 and December 31, 2009, respectively.

The Company’s net loan portfolio increased $8.1 million, or 1.9%, during the first six months of 2010 primarily due the $10.6 million, or 15.4%, increase in commercial and industrial loans and $1.9 million, or 1.5%, increase in commercial real estate loans, partially offset by a $3.4 million, or 2.2%, decrease in one-to four-family residential loans from $150.3 million at December 31, 2009 to $146.9 million at June 30, 2010 and a decrease in construction loans of $1.4 million, or 3.8%, from $38.3 million to $36.9 million. The decrease in one- to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $7.7 million fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	June 30, 2010	December 31, 2009
	(Dollars In Thousands)

Nonaccrual loans:
Residential mortgages	$2,201	$2,740
Construction	111	184
Commercial mortgages	2,213	982
Commercial & Industrial	289	664
Home equity	70	182
Consumer	74	92

Total nonaccrual loans	4,958	4,844
Other real estate owned, net	278	80

Total nonperforming assets	$5,236	$4,924

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.13%	1.13%
Total nonperforming assets as a percentage of total assets	0.94%	0.90%

(1)	Total loans includes net loans plus the allowance for loan losses.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

Nonaccrual loans increased $114,000, or 2.4%, to $5.0 million as of June 30, 2010 compared to $4.8 million as of December 31, 2009. The increase in nonaccrual loans is primarily due to the increase in commercial real estate nonaccrual loans of $1.2 million, offset by decreases in all other loan categories. Management reviews nonaccrual loans on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flows cannot be identified.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not evaluated individually for impairment under ASC 310, Receivables, in order to recognize probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include: levels and historical trends in delinquencies, impaired loans, non-accrual loans, charge-offs, recoveries, and classified assets; trends in the volume and terms of loans; effects of any change in underwriting, policies, procedures, and practices; experience, ability, and depth of management and staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; effects of changes in credit concentrations. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in the fair value of the collateral if the loan is collateral dependent would result in our allocating a portion of the allowance to the loan that was impaired.

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

At June 30, 2010, Management believed that the current allowance for loan losses is appropriate to cover losses inherent in the current loan portfolio.

At June 30, 2010, our allowance for loan losses represented 0.94% of total loans and 83.16% of nonperforming loans. The allowance for loan losses remained consistent at $4.1 million at December 31, 2009 and June 30, 2010. At June 30, 2010 the allowance for loan losses is the result of a provision of $385,000, mostly offset by net charge-offs of $339,000. The increase in the provision of $112,000 for the quarter ended June 30, 2010 from March 31, 2010 reflects management’s assessment of the continued growth of the loan portfolio, particularly the increase in commercial business loans of $7.0 million from the previous quarter. Net charge-offs increased $292,000 from $47,000 at March 31, 2010, primarily due to one charge-off for a commercial loan of $132,000 related to deteriorating economic conditions.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth:

	At or for the Six Months Ended June 30,
	2010	2009
	(Dollars In Thousands)

Allowance for loan losses at beginning of year, December 31	$4,077	$3,333

Charged-off loans:
Residential mortgages	(85)	—
Construction	—	—
Commercial mortgages	(7)	—
Commercial & Industrial	(209)	(9)
Home equity	—	—
Consumer	(49)	(23)

Total charged-off loans	(350)	(32)

Recoveries on loans previously charged-off:
Residential mortgages	—	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	—	—
Home equity	—	—
Consumer	11	9

Total recoveries	11	9

Net loan charge-offs	(339)	(23)
Provision for loan losses	385	165

Allowance for loan losses, end of period	$4,123	$3,475

Ratios:
Net loan charge-offs to total average loans	0.08%	0.01%
Allowance for loan losses to total loans (1)	0.94%	0.83%
Allowance for loan losses to nonperforming loans (2)	83.16%	126.32%
Recoveries to charge-offs	3.14%	28.13%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due or other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2010		December 31, 2009
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)

Demand deposits	$38,008	10.4%	$42,629	11.7%
NOW accounts	18,651	5.1%	18,466	5.1%
Passbook accounts	43,660	11.9%	42,875	11.7%
Money market deposit accounts	63,805	17.5%	55,293	15.1%

Total transaction accounts	164,124	44.9%	159,263	43.6%
Certificates of deposit	201,759	55.1%	206,235	56.4%

Total deposits	$365,883	100.0%	$365,498	100.0%

Deposits increased $385,000, or 0.1%, to $365.9 million at June 30, 2010 from $365.5 million at December 31, 2009. Money market accounts increased $8.5 million, or 15.4%, to $63.8 million and passbook accounts increased $785,000, or 1.8%, to $43.7 million, primarily offset by the decreases in demand deposit accounts of $4.6 million, or 10.8%, and certificates of deposits of $4.5 million, or 2.2%, to $201.8 million.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	June 30, 2010	December 31, 2009
	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$80,907	$71,258
Securities sold under agreements to repurchase	29,639	27,334
Average advances outstanding during the period:
FHLB Advances	$75,299	$58,278
Securities sold under agreements to repurchase	20,057	21,339
Weighted average interest rate during the period:
FHLB Advances	2.79%	2.90%
Securities sold under agreements to repurchase	0.46%	0.98%
Balance outstanding at end of period:
FHLB Advances¹	$77,923	$63,675
Securities sold under agreements to repurchase	18,352	20,422
Weighted average interest rate at end of period:
FHLB Advances	2.71%	3.04%
Securities sold under agreements to repurchase	0.25%	0.50%

¹	Balance includes a one time put option of $5 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances increased $14.2 million, or 22.4%, from $63.7 million at December 31, 2009 to $77.9 million at June 30, 2010 due to proceeds from long-term advances of $24.5 million, offset by payments on long-term advances of $10.3 million. Securities sold under agreements to repurchase decreased $2.1 million, primarily due to fluctuations in the balances of these accounts.

During the six months ended June 30, 2010, the Company restructured $4.9 million in FHLB advances in order to lower the cost of borrowing and to increase the time until maturity. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty, which was blended with the effective rate and will be amortized over the life of the restructured advances. This restructuring did not meet the 10 percent cash flow test and is not required to be accounted for as a debt extinguishment. The new effective interest rate was determined based on the carrying amount of the original advance, adjusted for the present value of the new advance and the prepayment penalty. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General

For the quarter ended June 30, 2010, the Company recorded net income of $127,000, compared to a net loss of $174,000 for the same quarter last year. The net income for the three months ended June 30, 2010 was the result of an increase in net interest income of $421,000, or 10.9%, from the same period in 2009. The increase in net interest income was mostly due to an increase in investment income of $140,000, or 69.0%, and a decrease in the cost of deposits of $358,000, or 19.6%, partially offset by an increase of $123,000, 30.7%, in the cost of borrowed funds. The increase in net interest income contributed to the increase in net interest margin of 28 basis points to 3.49%.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$65,196	$528	3.25%	$49,298	$240	1.95%
Loans:
Residential real estate loans	160,888	2,197	5.48%	171,122	2,445	5.73%
Commercial real estate loans	163,671	2,426	5.95%	157,142	2,392	6.11%
Consumer loans	34,012	413	4.87%	31,615	409	5.19%
Commercial loans	76,764	898	4.69%	57,701	676	4.70%

Loans, net (2)	435,335	5,934	5.47%	417,580	5,922	5.69%
Other	12,216	6	0.20%	19,926	8	0.16%

Total interest-earning assets	512,747	$6,468	5.06%	486,804	$6,170	5.08%

Noninterest-earning assets	40,193			39,924

Total assets	$552,940			$526,728

Interest-bearing liabilities:
Deposits:
Money market accounts	$63,714	$124	0.78%	$57,729	$137	0.95%
Savings accounts (3)	44,328	28	0.25%	41,843	41	0.39%
NOW, ATS, and other transaction accounts	19,220	9	0.19%	17,186	10	0.23%
Certificates of deposit	195,525	1,303	2.67%	201,852	1,634	3.25%

Total interest-bearing deposits	322,787	1,464	1.82%	318,610	1,822	2.29%
FHLB advances	78,993	524	2.66%	60,465	401	2.66%
Securities sold under agreement to repurchase	18,609	19	0.41%	21,880	55	1.01%

Total interest-bearing borrowings	97,602	543	2.23%	82,345	456	2.22%

Total interest-bearing liabilities	420,389	2,007	1.91%	400,955	2,278	2.28%
Demand deposits	36,985			31,021
Other noninterest-bearing liabilities	227			159

Total liabilities	457,601			432,135
Total stockholders’ equity	95,339			94,593

Total liabilities and stockholders’ equity	$552,940			$526,728

Net interest-earning assets	$92,358			$85,849

Tax equivalent net interest income/interest rate spread (4)		4,461	3.15%		3,892	2.80%

Tax equivalent net interest income as a percentage of interest-earning assets			3.49%			3.21%

Ratio of interest-earning assets to interest-bearing liabilities			121.97%			121.41%

Less: tax equivalent adjustment (1)		(185)			(37)

Net interest income as reported on statement of operations		$4,276			$3,855

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ’Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended June 30, 2010 compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$62	$226	$288
Loans:
Residential real estate loans	(142)	(106)	(248)
Commercial real estate loans	175	(141)	34
Consumer loans	30	(26)	4
Commercial loans	223	(1)	222

Total loans	286	(274)	12
Other	(4)	2	(2)

Total interest-earning assets	$344	$(46)	$298

Interest-bearing liabilities:
Deposits:
Money market accounts	$13	$(26)	$(13)
Savings accounts (2)	2	(15)	(13)
NOW, ATS, and other transaction accounts	1	(2)	(1)
Certificates of deposit	(50)	(281)	(331)

Total deposits	(34)	(324)	(358)
FHLB advances	123	—	123
Securities sold under agreement to repurchase	(7)	(29)	(36)

Total interest-bearing borrowings	116	(29)	87

Total interest-bearing liabilities	82	(353)	(271)

Increase in net interest income (3)	$262	$307	$569

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $569,000, or 14.6%, to $4.5 million for the three months ended June 30, 2010, primarily due to the increase in income of interest-earning assets of $298,000 and decrease in cost of interest-bearing liabilities of $271,000. Net interest margin increased 28 basis points from 3.21% to 3.49% for the three months ended June 30, 2010 from the comparable period in 2009.

Interest and dividend income, on a tax equivalent basis, increased $298,000, or 4.8%, to $6.5 million for the three months ended June 30, 2010, compared to $6.2 million for the same period last year. Average interest-earning assets totaled $512.7 million for the three months ended June 30, 2010 compared to $486.8 million for the same period last year, an increase of $25.9 million, or 5.3%. Average loans increased $17.8 million, or 4.3%, primarily due to strong commercial originations. Average investment securities increased $15.9 million for the period and tax equivalent investment securities interest income increased $288,000, or 120.0%, primarily due to the increase in bond income of $213,000 for the quarter. The yield on average interest-earning assets decreased 2 basis points to 5.06% for the three months ended June 30, 2010, due to lower market rates of interest.

Total interest expense decreased $271,000, or 11.9%, to $2.0 million for the three months ended June 30, 2010 from $2.3 million for the same period in 2009, due to lowering deposit costs by $358,000. Average interest-bearing liabilities increased $19.4 million, or 4.8% to $420.4 million for the three months ended June 30, 2010 from $401.0 million for the comparable period in 2009, reflecting increases in interest-bearing borrowings of $15.3 million and deposits of $4.2 million. Rates paid on average interest-bearing liabilities declined 37 basis points from 2.28% to 1.91% for the first quarter of 2010, largely reflecting the lower interest rates paid on deposits. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2010 was $112,000 compared to $71,000 for the same period in 2009. The increase in the provision for loan losses was primarily due to an increase in the general reserve related to the increase in commercial business loans of $20.5 million from the same quarter in 2009, as well as an increase in specific reserves related to certain nonperforming loans individually evaluated for impairment.

Non-interest Income

Total non-interest income increased $2,000, or 0.3%, to $592,000 for the second quarter of 2010 compared to $590,000 for the same period in 2009. The increase in non-interest income was primarily due to the decrease in other-than-temporary impairment charge of $106,000 and the increase in service charges, fees, and commissions of $75,000, mostly offset by the decrease in income from loan sales of $169,000. The increase in service charges, fees, and commissions is primarily due to the increases in service charge income of $32,000, investment services commission of $23,000, and point of sale and ATM transaction fees of $13,000. The decrease in net loan sales and servicing resulted from significantly reduced residential real estate refinancing volume during 2010.

Non-interest Expenses

Non-interest expenses decreased $78,000, or 1.7%, to $4.6 million for the three months ended June 30, 2010 compared to $4.7 million in the first quarter of 2009. The decrease is mostly the result of the decrease in FDIC insurance expenses of $173,000, primarily due to the special assessment recorded in June 2009 of $229,000.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General

For the six months ended June 30, 2010, the Company recorded net income of $77,000, compared to a net loss of $59,000 for the same period last year. The net income for the six months ended June 30, 2010 was the result of an increase in net interest income of $817,000, or 10.7%, from the same period in 2009. The increase in net interest income was mostly due to an increase in investment income of $199,000, or 49.0%, and a decrease in the cost of deposits of $751,000, or 20.3%, partially offset by an increase of $236,000, or 29.3%, in the cost of borrowed funds. The increase in net interest income contributed to the increase in net interest margin of 26 basis points to 3.46%. We will continue to monitor the cost of funds in an effort to protect the net interest margin during this unprecedented low interest rate environment.

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

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$64,733	$916	2.85%	$49,307	$480	1.96%
Loans:
Residential real estate loans	161,566	4,448	5.55%	172,890	4,922	5.74%
Commercial real estate loans	163,429	4,875	6.02%	157,293	4,775	6.12%
Consumer loans	33,879	831	4.95%	31,455	814	5.22%
Commercial loans	73,937	1,698	4.63%	56,602	1,309	4.66%

Loans, net (2)	432,811	11,852	5.52%	418,240	11,820	5.70%
Other	11,666	11	0.19%	16,231	8	0.10%

Total interest-earning assets	509,210	12,779	5.06%	483,778	12,308	5.13%

Noninterest-earning assets	39,829			42,394

Total assets	$549,039			$526,172

Interest-bearing liabilities:
Deposits:
Money market accounts	$59,145	$224	0.76%	$53,675	$246	0.92%
Savings accounts (3)	44,275	55	0.25%	41,513	83	0.40%
NOW, ATS, and other transaction accounts	19,012	19	0.20%	16,903	27	0.32%
Certificates of deposit	197,826	2,653	2.70%	202,214	3,346	3.34%

Total interest-bearing deposits	320,258	2,951	1.86%	314,305	3,702	2.38%
FHLB advances	75,299	1,042	2.79%	63,803	806	2.55%
Securities sold under agreement to repurchase	20,057	46	0.46%	22,592	114	1.02%

Total interest-bearing borrowings	95,356	1,088	2.30%	86,395	920	2.15%

Total interest-bearing liabilities	415,614	4,039	1.96%	400,700	4,622	2.33%
Demand deposits	38,044			30,779
Other noninterest-bearing liabilities	210			208

Total liabilities	453,868			431,687
Total stockholders’ equity	95,171			94,485

Total liabilities and stockholders’ equity	$549,039			$526,172

Net interest-earning assets	$93,596			$83,078

Tax equivalent net interest income/interest rate spread (4)		8,740	3.10%		7,686	2.80%

Tax equivalent net interest income as a percentage of interest-earning assets			3.46%			3.20%

Ratio of interest-earning assets to interest-bearing liabilities			122.52%			120.73%

Less: tax equivalent adjustment (1)		(311)			(74)

Net interest income as reported on statement of operations		$8,429			$7,612

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ’Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Six Months Ended June 30, 2010 compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)

Interest-earning assets:
Investment securities (1)	$183	$253	$436
Loans:
Residential real estate loans	(315)	(159)	(474)
Commercial real estate loans	185	(85)	100
Consumer loans	61	(44)	17
Commercial loans	398	(9)	389

Total loans	329	(297)	32
Other	(2)	5	3

Total interest-earning assets	$510	$(39)	$471

Interest-bearing liabilities:
Deposits:
Money market accounts	$24	$(46)	$(22)
Savings accounts (2)	6	(34)	(28)
NOW, ATS, and other transaction accounts	3	(11)	(8)
Certificates of deposit	(72)	(621)	(693)

Total deposits	(39)	(712)	(751)
FHLB advances	154	82	236
Securities sold under agreement to repurchase	(12)	(56)	(68)

Total interest-bearing borrowings	142	26	168

Total interest-bearing liabilities	103	(686)	(583)

Increase in net interest income (3)	$407	$647	$1,054

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $1.1 million, or 13.7%, to $8.7 million for the six months ended June 30, 2010, primarily due to the increase in income of interest-earning assets of $471,000 and decrease in cost of interest-bearing liabilities of $583,000. Net interest margin increased 26 basis points from 3.20% to 3.46% for the six months ended June 30, 2010 from the comparable period in 2009.

Interest and dividend income, on a tax equivalent basis, increased $471,000, or 3.8%, to $12.8 million for the six months ended June 30, 2010, compared to $12.3 million for the same period last year. Average interest-earning assets totaled $509.2 million for the six months ended June 30, 2010 compared to $483.8 million for the same period last year, an increase of $25.4 million, or 5.3%. Average loans increased $14.6 million, or 3.5%, primarily due to strong commercial originations. Average investment securities increased $15.4 million for the period and tax equivalent investment securities interest income increased $436,000, or 90.8%, primarily due to the increase in bond income of $342,000 for the quarter. The yield on average interest-earning assets decreased 7 basis points to 5.06% for the six months ended June 30, 2010, due to lower market rates of interest.

Total interest expense decreased $583,000, or 12.6%, to $4.0 million for the six months ended June 30, 2010 from $4.6 million for the same period in 2009, due to lowering deposit costs by $751,000. Average interest-bearing liabilities increased $14.9 million, or 3.7% to $415.6 million for the six months ended June 30, 2010 from $400.7 million for the comparable period in 2009, reflecting increases in interest-bearing borrowings of $9.0 million and deposits of $6.0 million. Rates paid on average interest-bearing liabilities declined 37 basis points from 2.33% to 1.96% for the first quarter of 2010, largely reflecting the lower interest rates paid on deposits. The lower interest rate environment led to a decrease in rates paid for certificates of deposit as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010 was $385,000 compared to $165,000 for the same period in 2009. The increase in the provision for loan losses was primarily due to the increase in specific reserves of $398,000 and an increase in the general reserve related to the increase in commercial business loans of $20.5 million from the same period in 2009.

Non-interest Income

Total non-interest income decreased $77,000, or 6.0%, to $1.2 million for the six months ended 2010 compared to $1.3 million for the same period in 2009. The decrease in non-interest income is primarily attributable to the decrease in loan sales and servicing, net of $285,000 to $151,000, partially offset by the increase in service charges, fees, and commissions of $170,000 to $856,000 from the same period in 2009. The increase in service charges, fees, and commissions is primarily due to the increases in service charge income of $76,000, investment services commission of $49,000, and point of sale and ATM transaction fees of $33,000. The decrease in net loan sales and servicing resulted from significantly reduced residential real estate refinancing volume during 2010.

Non-interest Expenses

Non-interest expenses increased $225,000, or 2.5%, to $9.2 million for the six months ended June 30, 2010 compared to $8.9 million for the same period of 2009. The increase was primarily due to the increase in salaries and employee benefits of $306,000, partially offset by the decreases in stationery, supplies and postage of $50,000 and other non-interest expense of $41,000.

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

	Three Months Ended June 30,				Six Months Ended June 30
	2010		2009		2010		2009
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield

Investment securities (no tax adjustment)	$343	2.11%	$203	1.65%	$605	1.88%	$406	1.66%
Tax equivalent adjustment (1)	185		37		311		74

Investment securities (tax equivalent basis)	$528	3.25%	$240	1.95%	$916	2.85%	$480	1.96%

Net interest income (no tax adjustment)	$4,276		$3,855		$8,429		$7,612
Tax equivalent adjustment (1)	185		37		311		74

Net interest income (tax equivalent basis)	$4,461		$3,892		$8,740		$7,686

Interest rate spread (no tax adjustment)		3.00%		2.77%		2.98%		2.77%
Net interest margin (no tax adjustment)		3.34%		3.18%		3.34%		3.17%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents, net of reserve requirements, totaled $25.6 million. The fair value of agency and U.S. Treasury securities, net of pledged securities, totaled $15.7 million. Our over collateralized securities pledging position is $432,000. We had loans held-for-sale of $986,000 at June 30, 2010. The fair value of collateralized mortgage obligations, net of a 5% liquidity discount, totaled $4.9 million. Securities classified as available-for-sale with unrealized gains had a fair value of $181,000 and unrealized gains of $105,000 at June 30, 2010. In addition, at June 30, 2010, we had the ability to borrow a total of approximately $94.9 million from the Federal Home Loan Bank of Boston. On June 30, 2010, we had $77.9 million of borrowings outstanding. In addition, we had the following available lines of credit to use as contingency sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of June 30, 2010 totaled $97.1 million, or 48.1%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at June 30, 2010.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of June 30, 2010:

Total Capital to Risk Weighted Assets
Company	$98,177	22.2%	$35,382	8.0%	N/A	N/A
Bank	$85,700	19.5%	$35,249	8.0%	$44,062	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$94,010	21.3%	$17,691	4.0%	N/A	N/A
Bank	$81,533	18.5%	$17,625	4.0%	$26,437	6.0%

Tier 1 Capital to Average Assets
Company	$94,010	17.0%	$22,097	4.0%	N/A	N/A
Bank	$81,533	14.8%	$22,030	4.0%	$27,538	5.0%

As of December 31, 2009:

Total Capital to Risk Weighted Assets
Company	$97,878	23.4%	$33,418	8.0%	N/A	N/A
Bank	$84,779	20.4%	$33,303	8.0%	$41,628	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,756	22.4%	$16,709	4.0%	N/A	N/A
Bank	$80,657	19.4%	$16,651	4.0%	$24,977	6.0%

Tier 1 Capital to Average Assets
Company	$93,756	17.4%	$21,498	4.0%	N/A	N/A
Bank	$80,657	15.1%	$21,435	4.0%	$26,794	5.0%

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2010	December 31, 2009

Commitments to grant loans	$17,403	$17,429
Unfunded commitments for construction loans	7,683	8,203
Unfunded commitments under lines of credit	60,291	62,006
Standby letters of credit	2,376	2,334

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,376 at June 30, 2010 and $2,334 at December 31, 2009, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2010 and December 31, 2009 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at June 30, 2010 through June 30, 2011.

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income
	$ Amount	$ Change	% Change
(Dollars In Thousands)
500 bp	$19,367	$3,021	18.5%
400	$18,791	$2,445	15.0%
300	$18,270	$1,924	11.8%
200	$17,946	$1,600	9.8%
100	$17,163	$817	5.0%
—	$16,346	—	—
(100)	$14,976	($1,370)	-8.4%
(200)	$13,553	($2,793)	-17.1%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and set forth below in this Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2010, the risk factors for the Company have not changed materially from those reported in our 2009 Annual Report on Form 10-K, except as described below. However, the risks described in our 2009 Annual Report on Form 10-K are not the only risks that we face.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On February 26, 2010, the Company announced that its Board of Directors authorized a fourth stock repurchase program (the “Fourth Stock Repurchase Program”) for the purchase of up to 318,952 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase under the Fourth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the second quarter of 2010 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 -30, 2010	—	$—	—	318,852

May 1 -31, 2010	—	—	—	318,852

June 1 -30, 2010	43,500	11.75	43,600	275,352

Total	43,500	$11.75	43,600

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)

3.2	Bylaws of Chicopee Bancorp, Inc. (2)

4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: August 6, 2010	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 6, 2010	By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)