Form 10-Q
period 2010-09-30
CHICOPEE BANCORP, INC.
filed 2010-11-04
CIK 1355786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 3, 2010, there were 6,150,623 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$7,545	$9,757
Short-term investments	—	16
Federal funds sold	31,119	10,302

Total cash and cash equivalents	38,664	20,075

Securities available-for-sale, at fair value	498	503
Securities held-to-maturity, at cost (fair value $61,269 and $63,130 at September 30, 2010 and December 31, 2009, respectively)	61,065	62,983
Federal Home Loan Bank stock, at cost	4,489	4,306
Loans, net of allowance for loan losses ($4,267 at September 30, 2010 and $4,077 at December 31, 2009)	432,240	424,655
Loans held for sale	1,172	534
Other real estate owned	285	80
Mortgage servicing rights	297	297
Bank owned life insurance	12,928	12,610
Premises and equipment, net	10,309	10,652
Accrued interest and dividends receivable	1,668	1,629
Deferred income tax asset	2,109	2,112
FDIC prepaid insurance	1,472	1,900
Other assets	2,113	1,814

Total assets	$569,309	$544,150

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$46,647	$42,629
Interest-bearing	335,499	322,869

Total deposits	382,146	365,498

Securities sold under agreements to repurchase	18,064	20,422
Federal Home Loan Bank of Boston advances	74,779	63,675
Accrued expenses and other liabilities	435	383

Total liabilities	475,424	449,978

Stockholders’ equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued at September 30, 2010 and December 31, 2009)	72,479	72,479
Treasury stock, at cost (1,215,545 shares at September 30, 2010 and 1,060,338 shares at December 31, 2009)	(15,714)	(13,951)
Additional paid-in-capital	2,126	1,765
Unearned compensation (restricted stock awards)	(1,642)	(2,269)
Unearned compensation (Employee Stock Ownership Plan)	(4,538)	(4,761)
Retained earnings	41,103	40,843
Accumulated other comprehensive income	71	66

Total stockholders’ equity	93,885	94,172

Total liabilities and stockholders’ equity	$569,309	$544,150

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$5,862	$5,897	$17,714	$17,717
Interest and dividends on securities	337	172	941	578
Other interest-earning assets	10	14	21	22

Total interest and dividend income	6,209	6,083	18,676	18,317

Interest expense:
Deposits	1,516	1,875	4,467	5,577
Securities sold under agreements to repurchase	10	46	55	160
Other borrowed funds	500	414	1,543	1,220

Total interest expense	2,026	2,335	6,065	6,957

Net interest income	4,183	3,748	12,611	11,360
Provision for loan losses	376	385	761	550

Net interest income after provision for loan losses	3,807	3,363	11,850	10,810

Non-interest income (loss):
Service charges, fees and commissions	426	387	1,282	1,074
Loan sales and servicing, net	86	108	237	544
Net gain on sales of securities available-for-sale	—	154	—	181
Loss on sales of other than temporarily impaired securities	—	(179)	—	(179)
Loss on sale of other real estate owned	(15)	(6)	(23)	(6)
Other than temporary impairment charge	—	(1,297)	(13)	(1,403)
Income from bank owned life insurance	106	118	318	350

Total non-interest income (loss)	603	(715)	1,801	561

Non-interest expenses:
Salaries and employee benefits	2,484	2,647	7,728	7,585
Occupancy expenses	362	370	1,189	1,228
Furniture and equipment	209	269	764	860
FDIC insurance assessment	105	122	418	430
Data processing	338	276	903	811
Professional fees	158	119	416	384
Advertising	131	143	384	370
Stationery, supplies and postage	79	89	234	294
Other non-interest expense	460	506	1,445	1,511

Total non-interest expense	4,326	4,541	13,481	13,473

Income (loss) before income taxes	84	(1,893)	170	(2,102)
Income tax benefit	(99)	(492)	(90)	(641)

Net income (loss)	$183	$(1,401)	$260	$(1,461)

Earnings (loss) per share: (1)
Basic	$0.03	$(0.25)	$0.05	$(0.26)
Diluted	$0.03	$(0.25)	$0.05	$(0.26)

Adjusted weighted average shares outstanding:
Basic	5,685,598	5,703,089	5,710,883	5,719,807
Diluted	5,685,598	5,703,089	5,718,995	5,719,807

(1)	Common stock equivalents are excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2009, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010 and 2009

(Dollars In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive income:
Net income	—	—	—	—	—	260	—	260
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $3)	—	—	—	—	—	—	5	5

Total comprehensive income								265

Treasury stock purchased (155,207 shares)	—	(1,763)	—	—	—	—	—	(1,763)
Change in unearned compensation:
Stock option expense	—	—	316	—	—	—	—	316
Restricted stock award expense	—	—	—	627	—	—	—	627
Common stock held by ESOP committed to be released	—	—	45	—	223	—	—	268

Balance at September 30, 2010	$72,479	$(15,714)	$2,126	$(1,642)	$(4,538)	$41,103	$71	$93,885

Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017

Comprehensive loss:
Net loss	—	—	—	—	—	(1,461)	—	(1,461)
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $465)	—	—	—	—	—	—	1,414	1,414

Total comprehensive loss								(47)

Treasury stock purchased (107,503 shares)	—	(1,335)	—	—	—	—	—	(1,335)
Change in unearned compensation:
Stock option expense	—	—	392	—	—	—	—	392
Restricted stock award expense	—	—	—	626	—	—	—	626
Common stock held by ESOP committed to be released	—	—	52	—	223	—	—	275

Balance at September 30, 2009	$72,479	$(13,818)	$1,612	$(2,481)	$(4,836)	$40,978	$(6)	$93,928

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$260	$(1,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	752	857
Provision for loan losses	761	550
Decrease in deferred income taxes	—	100
Increase in cash surrender value of life insurance	(318)	(350)
Realized gain on investment securities, net	—	(181)
Realized loss on other than temporarily impaired securities	—	179
Realized gains on sales of mortgage loans	(118)	(317)
Increase in other assets	(266)	(550)
(Increase) decrease in accrued interest and dividends receivable	(39)	21
Decrease in FDIC prepaid insurance	428	—
Net change in loans originated for resale	(638)	185
Net loss on sales of other real estate owned	23	6
Increase in other liabilities	52	56
Other than temporary impairment charge	13	1,403
Change in unearned compensation	1,211	1,293

Net cash provided by operating activities	2,121	1,791

Cash flows from investing activities:
Additions to premises and equipment	(336)	(735)
Loan originations and principal collections, net	(8,767)	(458)
Proceeds from sale or paydown of other real estate owned	193	263
Proceeds from sales of securities available-for-sale	—	2,144
Purchases of securities available-for-sale	—	(1,416)
Purchases of securities held-to-maturity	(73,925)	(79,085)
Maturities of securities held-to-maturity	74,590	85,400
Proceeds from principal paydowns of securities held-to-maturity	1,265	510
Purchase of FHLB stock	(183)	—

Net cash (used) provided by investing activities	(7,163)	6,623

Cash flows from financing activities:
Net increase in deposits	16,648	49,773
Net decrease in securities sold under agreements to repurchase	(2,358)	(60)
Proceeds from long-term FHLB advances	24,500	10,554
Payments on long-term FHLB advances	(13,396)	(29,836)
Net decrease in other short-term borrowings	—	(10,000)
Stock purchased for treasury	(1,763)	(1,335)

Net cash provided by financing activities	23,631	19,096

Net increase in cash and cash equivalents	18,589	27,510
Cash and cash equivalents at beginning of period	20,075	23,100

Cash and cash equivalents at end of period	$38,664	$50,610

Supplemental cash flow information:
Interest paid on deposits	$4,467	$5,577
Interest paid on borrowings	1,616	1,385
Income taxes paid	212	63
Transfers from loans to other real estate owned	421	277

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three and Nine Months Ended September 30, 2010 and 2009

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank. The conversion of the Bank was completed on July 19, 2006. The accounts of the Bank include three of its wholly-owned subsidiaries and a 99% owned subsidiary. The consolidated financial statements of the Company as of September 30, 2010 and for the periods ended September 30, 2010 and 2009 included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods ended September 30, 2010 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) (in thousands)	$183	$(1,401)	$260	$(1,461)

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,144,317)	(1,038,383)	(1,090,696)	(993,330)
Less: average number of unallocated ESOP shares	(476,120)	(505,878)	(476,120)	(505,878)
Less: average number of dilutive restricted stock awards	(133,333)	(192,018)	(161,669)	(220,353)

Adjusted weighted average number of common
shares outstanding	5,685,598	5,703,089	5,710,883	5,719,807
Plus: dilutive outstanding restricted stock awards	—	—	8,112	—
Plus: dilutive outstanding stock options	—	—	—	—

Weighted average number of diluted shares outstanding	5,685,598	5,703,089	5,718,995	5,719,807

Earnings (loss) per share:
Basic- common stock	$0.03	$(0.25)	$0.05	($0.26)
Basic- unvested share-based payment awards	$0.03	$(0.25)	$0.05	($0.26)
Diluted- common stock	$0.03	$(0.25)	$0.05	($0.26)
Diluted- unvested share-based payment awards	$0.03	$(0.25)	$0.05	($0.26)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

There were 598,834 and 671,667 stock options that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively, because their effect was anti-dilutive.

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

A summary of options under the Plan as of September 30, 2010, and changes during the nine months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2009	688,167	$14.22	7.50
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	89,333	14.29	—

Outstanding at September 30, 2010	598,834	$14.21	6.66	$8,510

Exercisable at September 30, 2010	350,398	$14.28	6.52	$5,004

Exercisable at September 30, 2009	266,665	$14.29	7.68	$3,811

The weighted-average grant-date fair value of options granted during 2009 and 2008 was $3.07 and $2.37, respectively. The weighted average grant-date fair value of the options outstanding and exercisable at September 30, 2010 is $3.88 and $3.92, respectively. For the nine months ended September 30, 2010 and 2009, share based compensation expense applicable to the Plan was $316,000 and $392,000 and the related tax benefit was $64,000 and $78,000 for both periods, respectively. No options have been exercised as of September 30, 2010 and no options were granted prior to July 1, 2007. As of September 30, 2010, unrecognized stock-based compensation expense related to non-vested options amounted to $863,000. This amount is expected to be recognized over a period of 1.95 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2010 is $14.29. The Company recorded compensation cost related to stock awards of approximately $627,000 and $213,000 of related tax benefit in the nine months ended September 30, 2010 and 2009. Stock awards with a fair value of $651,000, $777,000 and $765,000 have vested during the nine months ended September 30, 2010, 2009 and 2008, respectively. No stock awards were granted prior to July 1, 2007. As of September 30, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $1.5 million. This amount is expected to be recognized over a period of 1.82 years.

A summary of the status of the Company’s stock awards as of September 30, 2010, and changes during the nine months ended September 30, 2010, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2009	176,070	$14.29
Granted	—	—
Vested	58,684	14.29
Forfeited	—	—

Balance at September 30, 2010	117,386	$14.29

4. Recent Accounting Pronouncements (Applicable to the Company)

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) which provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued guidance (incorporated in the FASB ASC via ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, in December 2009) which provides amended guidance for consolidation of a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance uses an approach that focuses on identifying which enterprise has the power to direct the activities of a variable

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

Comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30,
	2010	2009
	(In Thousands)
Net income (loss)	$183	$(1,401)
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	11	537
Other than temporary impairment charge, included in net loss	—	1,297
Reclassification adjustment for loss on sale of available-for-sale securities included in net loss	—	25
Tax effect	(4)	(458)

Other comprehensive income, net of tax	7	1,401

Total comprehensive income	$190	$—

	Nine Months Ended September 30,

	2010	2009
	(In Thousands)
Net income (loss)	$260	$(1,461)
Other comprehensive income (loss), net of tax:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(5)	478
Other than temporary impairment charge, included in net loss	13	1,403
Reclassification adjustment for gain on sale of available-for-sale securities included in net loss	—	(2)
Tax effect	(3)	(465)

Other comprehensive income, net of tax	5	1,414

Total comprehensive income (loss)	$265	$(47)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

At September 30, 2010 and December 31, 2009, the Company’s investment securities portfolio amounted to $61.6 million and $63.5 million, or 10.8% and 11.7% of total assets, respectively. The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company’s investment securities:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$389	$129	$(20)	$498

Total securities available-for-sale	$389	$129	$(20)	$498

Securities held-to-maturity
U.S. Treasury securities	$34,468	$—	$(1)	$34,467
Corporate and industrial revenue bonds	22,001	—	—	22,001
Collateralized mortgage obligations	4,596	205	—	4,801

Total securities held-to-maturity	$61,065	$205	$(1)	$61,269

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$402	$116	$(15)	$503

Total securities available-for-sale	$402	$116	$(15)	$503

Securities held-to-maturity
Debt securities of U.S. Government sponsored enterprises	$1,999	$—	$—	$1,999
U.S. Treasury securities	43,118	3	(4)	43,117
Corporate and industrial revenue bonds	12,109	—	—	12,109
Collateralized mortgage obligations	5,757	153	(5)	5,905

Total securities held-to-maturity	$62,983	$156	$(9)	$63,130

¹	Does not include investments in FHLB-Boston stock of $4.5 million and $4.3 million, and Banker’s Bank stock of $183,000 and $183,000, repectively, at September 30, 2010 and December 31, 2009.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

The fair value of securities available-for-sale decreased $5,000, or 1.0%, to $498,000 at September 30, 2010 from December 31, 2009, primarily due to changes in the market values of each equity security. The decrease in amortized cost of securities available-for-sale of $13,000 is the result of writing down a security to fair value due to an other-than-temporary impairment charge. Available-for-sale securities are fully comprised of equity securities: 5 individual issues of highly traded stocks, representing 3 companies in the financial industry. The amortized cost of held-to-maturity securities decreased $1.9 million, or 3.0%, to $61.1 million due to maturities of U.S. Treasury securities of $72.6 million and a maturity of the debt security of U.S. Government sponsored enterprises of $2.0 million, and pay downs and maturities of collateralized mortgage obligations and bonds of $1.3 million, partially offset by purchases of $63.9 million in U.S. Treasury securities and a purchase of a $10.0 million bond.

At September 30, 2010 and December 31, 2009, securities with a carrying value of $18.3 million and $30.4 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$34,469	$34,468
From 1 to 5 years	3,796	3,796
From 5 to 10 years	12,896	13,101
Over 10 years	9,904	9,904

	$61,065	$61,269

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

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

During the nine months ended September 30, 2010, management determined that one of the equity securities in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000.

The following table presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$294	$(20)	$—	$—	$294	$(20)
U.S. Treasury securities	26,744	(1)	—	—	26,744	(1)

Total temporarily impaired securities	$27,038	$(21)	$—	$—	$27,038	$(21)

	December 31, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable equity securities	$—	$—	$311	$(15)	$311	$(15)
Collateralized mortgage obligations	190	(5)	—	—	190	(5)
U.S. Treasury securities	19,436	(4)	—	—	19,436	(4)

Total temporarily impaired securities	$19,626	$(9)	$311	$(15)	$19,937	$(24)

U.S. Treasury Securities

Unrealized losses within the U.S. Treasury securities category at September 30, 2010, related to 19 U.S. Treasury securities, which all had losses for less than 12 months. At December 31, 2009, the unrealized losses related to 12 U.S. Treasury securities, which all had losses for less than 12 months. Management deemed the losses in this category to be immaterial.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

Collateralized Mortgage Obligations

Unrealized losses within the collateralized mortgage obligations (“CMO”) category at December 31, 2009 related to 2 CMO securities, which each had continuous losses for less than 12 months.

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

As of September 30, 2010, the Company has 16 CMO bonds, or 22 individual issues, with an aggregate book value of $4.6 million, which included 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. The total exposure of these 5 bonds to the Company is $18,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

These 16 CMO bonds have been substantially paid down with an average current factor of 22%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

The Company’s remaining 11 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by AAA rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime or Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of these CMOs. The loans collateralizing such CMOs consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 725 and 775, and average LTV of 57%.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of September 30, 2010.

Marketable Equity Securities

Unrealized losses within the marketable equity securities category at December 31, 2009 related to four securities issued by two companies in the financial industry, which had continuous losses for more than 12 months. As of September 30, 2010, three of these securities recovered their value during the first

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

quarter of 2010, but then declined below book value by the end of the second quarter. During the first quarter of 2010, one security failed the Company’s OTTI test and was written-down in the amount of $13,000. During the third quarter of 2010, none of the four securities with unrealized losses had losses for more than 12 months.

The FHLB has announced that dividend payments for 2010 are unlikely and the Company will likely have no dividend income on its FHLB stock in 2010. FHLB’s net income for the second quarter of 2010 was $18.7 million, a $22.9 million increase from a net loss of $4.2 million in the second quarter of 2009. The increase was primarily due to a $40.1 million decrease in the credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities, partially offset by factors including a $9.6 million decrease in net interest income after provision for credit losses, a $4.7 million increase in REFCorp assessments, and a $2.1 million increase in Affordable Housing Program contributions. Credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities were $30.4 million for the second quarter of 2010, a $40.1 million, or 56.8 percent, decrease from the $70.5 million recorded in the second quarter of 2009. The reduction in credit losses attributable to other-than-temporary impairment, compared with the second quarter of 2009, primarily reflects the relative stabilization in factors, such as home prices and unemployment rates, which affect the expected performance of the mortgage loans underlying FHLB’s private-label mortgage-backed securities.

The Bank periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2010. The Bank will continue to monitor its investment in FHLB stock.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2010.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no level 3 valuations as of September 30, 2010 or December 31, 2009.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Securities available-for-sale
Equity securities by industry type:
Financial	$498	$498	$—	$—

Total equity securities	$498	$498	$—	$—

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars In Thousands)
Assets
Securities available-for-sale
Equity securities by industry type:
Financial	$503	$503	$—	$—

Total equity securities	$503	$503	$—	$—

The valuation approach used to value the securities available-for-sale was the market approach.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

	Fair Value Measurements Using
	Septmeber 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$5,330	$—	$5,330	$—
Other real estate owned	285	—	285	—
Loans held for sale	1,172	—	1,172	—
Mortgage servicing rights	297	—	297	—

Total assets	$7,084	$—	$7,084	$—

	Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,527	$—	$1,527	$—
Other real estate owned	80	—	80	—
Loans held for sale	534	—	534	—
Mortgage servicing rights	297	—	297	—

Total assets	$2,438	$—	$2,438	$—

A valuation reserve, for the above impaired loans, of $673,000 and $501,000 as of September 30, 2010

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

At and for the Three and Nine Months Ended September 30, 2010 and 2009

and December 31, 2009, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

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

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,664	$38,664	$20,075	$20,075
Securities available-for-sale	498	498	503	503
Securities held-to-maturity	61,065	61,269	62,983	63,130
Federal Home Loan Bank stock	4,489	4,489	4,306	4,306
Loans, net	432,240	433,928	424,655	421,155
Loans held for sale	1,172	1,172	534	534
Accrued interest and dividends receivable	1,668	1,668	1,629	1,629
Mortgage servicing rights	297	321	297	582

Financial liabilities:
Deposits	$382,146	$388,471	$365,498	$361,114
Repurchase agreements	18,064	18,064	20,422	20,422
Advances from Federal Home Loan Bank	74,779	73,402	63,675	64,002
Accrued interest payable	157	157	175	175

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

At and for the Three and Nine Months Ended September 30, 2010 and 2009

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

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued.

•	The Bank paid an $8.0 million dividend to the Company in October 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area. We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans and commercial loans. To a lesser extent, we originate multi-family loans, construction loans and consumer loans. At September 30, 2010, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

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

Valuation of Other Real Estate Owned (“OREO”). Periodically, we acquire property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. OREO is recorded at fair value less costs to sell. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. At September 30, 2010, the Company had $285,000 of property classified as OREO.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

The Company’s assets increased $25.2 million, or 4.6%, to $569.3 million at September 30, 2010 compared to $544.2 million at December 31, 2009, primarily due to increases in cash and cash equivalents of $18.6 million, or 92.6%, and net loans of $7.6 million, or 1.8%, to $432.2 million. The increase in net loans was attributed to the $6.8 million, or 10.1%, increase in commercial and industrial loans and $6.5 million, or 5.1%, increase in commercial real estate loans, partially offset by a $3.5 million, or 9.1%, decrease in construction loans and a $3.3 million, or 2.2%, decrease in one- to four-family residential loans from $150.3 million at December 31, 2009 to $147.0 million at September 30, 2010. The decrease in one- to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the

Company sold $12.6 million fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Total deposits at September 30, 2010 were $382.1 million compared to $365.5 million at December 31, 2009. The increase of $16.6 million, or 4.6%, in deposits is primarily due to increases in certificate of deposit accounts of $11.3 million, or 5.5%, to $217.5 million and money market accounts of $4.0 million, or 7.2%, to $59.3 million. The increase in certificate of deposits was due to marketing and promotion efforts to attract low cost, long-term funds to position the balance sheet for an eventual rise in interest rates.

Total stockholders’ equity decreased $287,000 to $93.9 million at September 30, 2010 and represented 16.5% of total assets compared to 17.3% of total assets at December 31, 2009. The Company’s balance sheet continues to be strong and regulatory capital ratios continue to exceed the levels required to be “well-capitalized” under applicable federal banking regulations. The decrease of $287,000 was mainly due to an increase in treasury stock of $1.8 million, partially offset by a decrease in unearned compensation of $850,000, an increase in additional paid-in-capital of $361,000, and net income of $260,000. The Company purchased 155,207 shares of the Company’s common stock through the Company’s stock repurchase program, at a cost of $1.8 million and an average price of $11.36. Our capital management strategies allowed us to increase our book value per share by $0.32, or 2.2%, to $15.08 at September 30, 2010 compared to $14.76 at December 31, 2009.

Lending Activities

At September 30, 2010, the Company’s net loan portfolio was $432.2 million, or 75.9% of total assets, compared to $424.7 million, or 78.0% of total assets at December 31, 2009. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family¹	$147,008	33.8%	$150,327	35.1%
Multi-family	11,339	2.6%	10,790	2.5%
Home equity	30,519	7.0%	29,320	6.9%
Commercial	133,320	30.6%	126,861	29.7%

Total	322,186	74.0%	317,298	74.2%

Construction-residential	7,710	1.8%	9,193	2.2%
Construction-commercial	27,136	6.2%	29,122	6.8%

Total construction	34,846	8.0%	38,315	9.0%

Total real estate loans	357,032	82.0%	355,613	83.2%

Consumer loans	3,582	0.8%	4,390	1.0%

Commercial loans	74,566	17.2%	67,754	15.8%

Total loans	435,180	100.0%	427,757	100.0%

Undisbursed portion of loans in process	374		10
Net deferred loan origination costs	953		965
Allowance for loan losses	(4,267)		(4,077)

Loans, net	$432,240		$424,655

¹	Excludes loans held for sale of $1,172 and $534 at September 30, 2010 and December 31, 2009, respectively.

The Company’s net loan portfolio increased $7.6 million, or 1.8%, during the first nine months of 2010 primarily due to the $6.8 million, or 10.1%, increase in commercial and industrial loans and $6.5 million, or 5.1%, increase in commercial real estate loans, partially offset by a $3.5 million, or 9.1%, decrease in construction loans and a $3.3 million, or 2.2%, decrease in one- to four-family residential loans from $150.3 million at December 31, 2009 to $147.0 million at September 30, 2010. The decrease in one- to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $12.6 million fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	September 30, 2010	December 31, 2009
	(Dollars In Thousands)
Nonaccrual loans:
Residential mortgages	$2,549	$2,740
Construction	316	184
Commercial mortgages	2,294	982
Commercial & Industrial	565	664
Home equity	194	182
Consumer	126	92

Total nonaccrual loans	6,044	4,844
Other real estate owned, net	285	80

Total nonperforming assets	$6,329	$4,924

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.38%	1.13%
Total nonperforming assets as a percentage of total assets	1.11%	0.90%

(1)	Total loans includes net loans plus the allowance for loan losses.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

Nonaccrual loans increased $1.2 million, or 24.8%, to $6.0 million as of September 30, 2010 compared to $4.8 million as of December 31, 2009. The increase in nonaccrual loans is primarily due to one commercial real estate participation loan, partially offset by the decrease in nonaccrual residential mortgages of $191,000. Management reviews nonaccrual loans on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flows cannot be identified.

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

At September 30, 2010, Management believed that the current allowance for loan losses is appropriate to cover losses inherent in the current loan portfolio.

At September 30, 2010, our allowance for loan losses represented 0.98% of total loans and 70.60% of nonperforming loans. The allowance for loan losses increased to $4.3 million at September 30, 2010 from $4.1 million at December 31, 2009. At September 30, 2010 the allowance for loan losses is the result of a provision of $761,000, partially offset by net charge-offs of $571,000. The increase in the provision of $211,000 for the nine months ended September 30, 2010 compared to 2009 reflects management’s assessment of the continued growth of the loan portfolio, particularly the increase in commercial business loans of $6.8 million and commercial real estate loans of $6.5 million from December 31, 2009. Net charge-offs for the nine months ended September 30, 2010 increased $434,000 from $137,000 for the corresponding period in 2009, primarily due to two charge-offs, one for a $132,000 commercial loan and the other for a $92,100 commercial construction loan.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth:

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars In Thousands)
Allowance for loan losses at beginning of year, December 31	$4,077	$3,333

Charged-off loans:
Residential mortgages	(131)	(93)
Construction	(94)	—
Commercial mortgages	(7)	—
Commercial & Industrial	(266)	(9)
Home equity	—	—
Consumer	(92)	(48)

Total charged-off loans	(590)	(150)

Recoveries on loans previously charged-off:
Residential mortgages	—	—
Construction	—	—
Commercial mortgages	—	—
Commercial & Industrial	—	—
Home equity	—	—
Consumer	19	13

Total recoveries	19	13

Net loan charge-offs	(571)	(137)
Provision for loan losses	761	550

Allowance for loan losses, end of period	$4,267	$3,746

Ratios:
Net loan charge-offs to total average loans	0.13%	0.03%
Allowance for loan losses to total loans (1)	0.98%	0.89%
Allowance for loan losses to nonperforming loans (2)	70.60%	132.32%
Recoveries to charge-offs	3.22%	8.67%

(1)	Total loans includes net loans plus the allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due or other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2010		December 31, 2009
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$46,648	12.2%	$42,629	11.7%
NOW accounts	14,758	3.9%	18,466	5.1%
Passbook accounts	43,971	11.5%	42,875	11.7%
Money market deposit accounts	59,277	15.5%	55,293	15.1%

Total transaction accounts	164,654	43.1%	159,263	43.6%
Certificates of deposit	217,492	56.9%	206,235	56.4%

Total deposits	$382,146	100.0%	$365,498	100.0%

Deposits increased $16.6 million, or 4.6%, to $382.1 million at September 30, 2010 from $365.5 million at December 31, 2009. Certificate of deposits increased $11.3 million, or 5.5%, to $217.5 million and money market accounts increased $4.0 million, or 7.2%, to $59.3 million. The increase in certificate of deposits was due to marketing and promotion efforts to attract low cost, long-term funds to position the balance sheet for eventual rise in interest rates.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	September 30, 2010	December 31, 2009

	(Dollars In Thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$80,907	$71,258
Securities sold under agreements to repurchase	29,639	27,334
Average advances outstanding during the period:
FHLB Advances	$75,485	$58,278
Securities sold under agreements to repurchase	18,446	21,339
Weighted average interest rate during the period:
FHLB Advances	2.73%	2.90%
Securities sold under agreements to repurchase	0.40%	0.98%
Balance outstanding at end of period:
FHLB Advances¹	$74,779	$63,675
Securities sold under agreements to repurchase	18,064	20,422
Weighted average interest rate at end of period:
FHLB Advances	2.52%	3.04%
Securities sold under agreements to repurchase	0.25%	0.50%

¹	Balance includes a one time put option of $5 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances increased $11.1 million, or 17.4%, from $63.7 million at December 31, 2009 to $74.8 million at September 30, 2010 due to proceeds from long-term advances of $24.5 million, offset by payments on long-term advances of $13.4 million. Securities sold under agreements to repurchase decreased $2.4 million, primarily due to fluctuations in the balances of these accounts.

During the nine months ended September 30, 2010, the Company restructured $19.9 million in FHLB advances in order to lower the cost of borrowing and to increase the time until maturity. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty, which was blended with the effective rate and will be amortized over the life of the restructured advances. This restructuring did not meet the 10 percent cash flow test and is not required to be accounted for as a debt extinguishment. The new effective interest rate was determined based on the carrying amount of the original advance, adjusted for the present value of the new advance and the prepayment penalty. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General

The Company reported net income of $183,000, or $0.03 earnings per share, for the third quarter of 2010, an increase of $1.6 million, or 113.1%, from the third quarter of 2009. The $1.6 million increase in net income for the third quarter of 2010 was due to an increase in non-interest income of $1.3 million, or 184.3%, and an increase in net interest income of $435,000, or 11.6%, a decrease in non-interest expense of $215,000, or 4.7%, and a decrease in the provision for loan loss of $9,000. Although the provision for loan loss declined, the allowance for loan losses represented 0.98% of total loans at September 30, 2010, compared to 0.95% at December 31, 2009 and 0.89% at September 30, 2009.

Net interest income for the third quarter of 2010, increased by $435,000, or 11.6%, to $4.2 million from $3.7 million for the third quarter of 2009. The increase in net interest income resulted from a $309,000, or 13.2%, decrease in interest expense from deposits. The average cost declined by 35 basis points due to the continuation of low market interest rates, which allowed the Company to renew or replace maturing time deposits at lower costs. Average demand deposits, an interest free source of funds, increased by $8.0 million, or 24.4%, from the third quarter of 2009. Interest income (tax equivalent basis) increased by $275,000, or 4.5%, due to the $314,000 increase in income from investment securities, specifically, the tax-exempt bond portfolio, as the investment yield increased by 147 basis points. The increase in interest income from investment securities in the third quarter of 2010, was partially offset by a 24 basis point decrease in the average loan yield from the third quarter of 2009.

For the three months ended, September 30, 2010, the net interest margin increased by 33 basis points from 3.01%, for the three months ended September 30, 2009, to 3.34%. The interest rate spread increased by 37 basis points from 2.62% to 2.99%.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$62,210	$523	3.34%	$44,356	$209	1.87%
Loans:
Residential real estate loans	158,230	2,118	5.31%	166,299	2,285	5.45%
Commercial real estate loans	166,885	2,446	5.81%	160,708	2,478	6.12%
Consumer loans	33,737	404	4.75%	31,981	411	5.10%
Commercial loans	76,375	894	4.64%	60,439	723	4.75%

Loans, net (2)	435,227	5,862	5.34%	419,427	5,897	5.58%
Other	21,176	10	0.19%	34,603	14	0.16%

Total interest-earning assets	518,613	$6,395	4.89%	498,386	$6,120	4.87%

Noninterest-earning assets	40,967			40,207

Total assets	$559,580			$538,593

Interest-bearing liabilities:
Deposits:
Money market accounts	$59,559	$106	0.70%	$75,122	$209	1.10%
Savings accounts (3)	44,135	28	0.25%	41,755	35	0.33%
NOW, ATS, and other transaction accounts	16,097	9	0.23%	17,917	10	0.22%
Certificates of deposit	212,667	1,373	2.56%	210,322	1,621	3.06%

Total interest-bearing deposits	332,458	1,516	1.81%	345,116	1,875	2.16%
FHLB advances	75,851	500	2.62%	47,796	414	3.44%
Securities sold under agreement to repurchase	15,277	10	0.26%	18,050	46	1.01%

Total interest-bearing borrowings	91,128	510	2.22%	65,846	460	2.77%

Total interest-bearing liabilities	423,586	2,026	1.90%	410,962	2,335	2.25%
Demand deposits	40,666			32,698
Other noninterest-bearing liabilities	301			368

Total liabilities	464,553			444,028
Total stockholders’ equity	95,027			94,565

Total liabilities and stockholders’ equity	$559,580			$538,593

Net interest-earning assets	$95,027			$87,424

Tax equivalent net interest income/ interest rate spread (4)		4,369	2.99%		3,785	2.62%

Tax equivalent net interest income as a percentage of interest-earning assets			3.34%			3.01%

Ratio of interest-earning assets to interest-bearing liabilities			122.43%			121.27%

Less: tax equivalent adjustment (1)		(186)			(37)

Net interest income as reported on statement of operations		$4,183			$3,748

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended September 30, 2010 compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$38	$276	$314
Loans:
Residential real estate loans	(109)	(58)	(167)
Commercial real estate loans	305	(337)	(32)
Consumer loans	22	(29)	(7)
Commercial loans	187	(16)	171

Total loans	405	(440)	(35)
Other	(6)	2	(4)

Total interest-earning assets	$437	$(162)	$275

Interest-bearing liabilities:
Deposits:
Money market accounts	$(37)	$(66)	$(103)
Savings accounts (2)	2	(9)	(7)
NOW, ATS, and other transaction accounts	(1)	—	(1)
Certificates of deposit	18	(266)	(248)

Total deposits	(18)	(341)	(359)
FHLB advances	202	(116)	86
Securities sold under agreement to repurchase	(6)	(30)	(36)

Total interest-bearing borrowings	196	(146)	50

Total interest-bearing liabilities	178	(487)	(309)

Increase in net interest income (3)	$259	$325	$584

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $584,000, or 15.4%, to $4.4 million for the three months ended September 30, 2010, primarily due to the decrease in cost of interest-bearing liabilities of $309,000 and increase in income of interest-earning assets of $275,000. Net interest margin increased 33 basis points from 3.01% to 3.34% for the three months ended September 30, 2010 from the comparable period in 2009.

Interest and dividend income, on a tax equivalent basis, increased $275,000, or 4.5%, to $6.4 million for the three months ended September 30, 2010, compared to $6.1 million for the same period last year. Average interest-earning assets totaled $518.6 million for the three months ended September 30, 2010 compared to $498.4 million for the same period last year, an increase of $20.2 million, or 4.1%. Average loans increased $15.8 million, or 3.8%, primarily due to strong commercial originations. Average investment securities increased $17.9 million, or 40.3%, for the period and tax equivalent investment securities interest income increased $314,000, or 150.2%, primarily due to the increase in bond income of $215,000 for the quarter. The yield on average interest-earning assets increased 2 basis points to 4.89% for the three months ended September 30, 2010.

Total interest expense decreased $309,000, or 13.2%, to $2.0 million for the three months ended September 30, 2010 from $2.3 million for the same period in 2009, due to lowering deposit costs by $359,000. Average interest-bearing liabilities increased $12.6 million, or 3.1% to $423.6 million for the three months ended September 30, 2010 from $411.0 million for the comparable period in 2009, reflecting increases in average interest-bearing FHLB advances of $28.1 million, partially offset by decreases in average deposits of $12.7 million and average repurchase agreements of $2.8 million. Rates paid on average interest-bearing liabilities declined 35 basis points from 2.25% to 1.90% for the third quarter of 2010, largely reflecting the lower interest rates paid on borrowings. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 50 basis points as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses remained consistent at $376,000 for the three months ended September 30, 2010 compared to $385,000 for the same period in 2009.

Non-interest Income

Total non-interest income increased $1.3 million, or 184.3%, to $603,000 for the third quarter of 2010 compared to a loss of $715,000 for the same period in 2009. The increase in non-interest income was primarily due to the decreases in other-than-temporary impairment charges of $1.3 million and losses on sales of other temporarily impaired securities of $179,000, partially offset by the decrease in net gains on sales of securities available-for-sale of $154,000.

Non-interest Expenses

Non-interest expenses decreased $215,000, or 4.7%, to $4.3 million for the three months ended September 30, 2010 compared to $4.5 million in the third quarter of 2009. The decrease is mostly the result of decreases in salaries and employee benefits of $163,000, furniture and equipment of $60,000, and other non-interest expense of $46,000, partially offset by an increase in data processing of $62,000. The decrease in salaries and employee benefits is primarily due to the decrease in stock option expense due to forfeitures.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General

The Company reported net income of $260,000, or $0.05 earnings per share, for the nine months ended September 30, 2010 as compared to a net loss of $1.5 million, or ($0.26) loss per share for the nine months ended September 30, 2009. The $1.7 million, or 117.8%, increase in net income for the nine months ended September 30, 2010, was directly related to a $1.4 million decrease in other-than-temporary impairment charges and the $1.3 million, or 11.0%, increase in net interest income, partially offset by the $211,000, or 38.4%, increase in the provision for loan losses.

Average interest earning assets for the nine months ended September 30, 2010, increased by $24.1 million, or 4.9%, from the same period in 2009. The yield on assets decreased by 5 basis points, primarily due to the 20 basis point decrease in loan yields, and offset by the 108 basis point increase in income from investment securities, mostly tax-exempt bonds. While the interest-bearing liabilities increased by $13.5 million, the cost of funds decreased by 36 basis points and was driven primarily by the 59 basis point drop in the cost of time deposits. The net interest margin increased by 28 basis points to 3.42% for the nine months ended September 30, 2010, compared to 3.14% in the nine months ended September 30, 2009, and the interest rate spread increased by 31 basis points from 2.75% to 3.06%.

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

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$63,883	$1,438	3.01%	$47,638	$688	1.93%
Loans:
Residential real estate loans	160,442	6,566	5.47%	170,669	7,206	5.65%
Commercial real estate loans	165,107	7,343	5.95%	159,092	7,266	6.11%
Consumer loans	33,831	1,235	4.88%	31,632	1,240	5.24%
Commercial loans	74,246	2,570	4.63%	57,248	2,005	4.68%

Loans, net (2)	433,626	17,714	5.46%	418,641	17,717	5.66%
Other	14,841	21	0.19%	21,981	22	0.13%

Total interest-earning assets	512,350	19,173	5.00%	488,260	18,427	5.05%

Noninterest-earning assets	40,240			42,094

Total assets	$552,590			$530,354

Interest-bearing liabilities:
Deposits:
Money market accounts	$59,284	$329	0.74%	$60,902	$454	1.00%
Savings accounts (3)	44,228	83	0.25%	41,595	119	0.38%
NOW, ATS, and other transaction accounts	17,412	29	0.22%	17,233	37	0.29%
Certificates of deposit	202,827	4,026	2.65%	204,946	4,967	3.24%

Total interest-bearing deposits	323,751	4,467	1.84%	324,676	5,577	2.30%
FHLB advances	75,485	1,543	2.73%	58,408	1,220	2.79%
Securities sold under agreement to repurchase	18,446	55	0.40%	21,062	160	1.02%

Total interest-bearing borrowings	93,931	1,598	2.27%	79,470	1,380	2.32%

Total interest-bearing liabilities	417,682	6,065	1.94%	404,146	6,957	2.30%
Demand deposits	39,545			31,426
Other noninterest-bearing liabilities	240			270

Total liabilities	457,467			435,842
Total stockholders’ equity	95,123			94,512

Total liabilities and stockholders’ equity	$552,590			$530,354

Net interest-earning assets	$94,668			$84,114

Tax equivalent net interest income/

interest rate spread (4)		13,108	3.06%		11,470	2.75%

Tax equivalent net interest income as a percentage of interest-earning assets			3.42%			3.14%

Ratio of interest-earning assets to interest-bearing liabilities			122.66%			120.81%

Less: tax equivalent adjustment (1)		(497)			(110)

Net interest income as reported on statement of operations		$12,611			$11,360

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See ‘Explanation of Use of Non-GAAP Financial Measurements’.
(2)	Loans, net excludes loans held for sale
(3)	Savings accounts include mortgagors’ escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Nine Months Ended September 30, 2010 compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities (1)	$300	$450	$750
Loans:
Residential real estate loans	(423)	(217)	(640)
Commercial real estate loans	271	(194)	77
Consumer loans	83	(88)	(5)
Commercial loans	590	(25)	565

Total loans	521	(524)	(3)
Other	(8)	7	(1)

Total interest-earning assets	$813	$(67)	$746

Interest-bearing liabilities:
Deposits:
Money market accounts	$(12)	$(113)	$(125)
Savings accounts (2)	8	(44)	(36)
NOW, ATS, and other transaction accounts	0	(8)	(8)
Certificates of deposit	(51)	(890)	(941)

Total deposits	(55)	(1,055)	(1,110)
FHLB advances	350	(27)	323
Securities sold under agreement to repurchase	(18)	(87)	(105)

Total interest-bearing borrowings	332	(114)	218

Total interest-bearing liabilities	277	(1,169)	(892)

Increase in net interest income (3)	$536	$1,102	$1,638

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $1.6 million, or 14.3%, to $13.1 million for the nine months ended September 30, 2010, primarily due to the decrease in cost of interest-bearing liabilities of $892,000 and increase in income from interest-earning assets of $746,000. Net interest margin increased 28 basis points from 3.14% to 3.42% for the nine months ended September 30, 2010 from the comparable period in 2009.

Interest and dividend income, on a tax equivalent basis, increased $746,000, or 4.0%, to $19.2 million for the nine months ended September 30, 2010, compared to $18.4 million for the same period last year. Average interest-earning assets totaled $512.3 million for the nine months ended September 30, 2010 compared to $488.3 million for the same period last year, an increase of $24.1 million, or 4.9%. Average loans increased $15.0 million, or 3.6%, primarily due to strong commercial originations. Average investment securities increased $16.2 million for the period and tax equivalent investment securities interest income increased $750,000, or 109.0%, primarily due to the increase in tax-exempt industrial revenue bond income of $558,000 for the quarter. The yield on average interest-earning assets decreased 5 basis points to 5.00% for the nine months ended September 30, 2010, due to lower market rates of interest.

Total interest expense decreased $892,000, or 12.8%, to $6.1 million for the nine months ended September 30, 2010 from $7.0 million for the same period in 2009, due to lowering deposit costs by $1.1 million. Average interest-bearing liabilities increased $13.5 million, or 3.3% to $417.7 million for the nine months ended September 30, 2010 from $404.1 million for the comparable period in 2009, reflecting increases in average interest-bearing FHLB advances of $17.1 million, partially offset by decreases in average repurchase agreements of $2.6 million and deposits of $925,000. Rates paid on average interest-bearing liabilities declined 36 basis points from 2.30% to 1.94% for the nine months ended September 30, 2010, largely reflecting the lower interest rates paid on deposits. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 59 basis points as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010 was $761,000 compared to $550,000 for the same period in 2009. The increase in the provision for loan losses was primarily due to an increase in net loan charge-offs of $434,000, an increase in specific reserves of $304,000 and an increase in the general reserve related to the increase in commercial business loans of $14.0 million from the same period in 2009.

Non-interest Income

Non-interest income for the nine months ended September 30, 2010 increased $1.2 million due to the inclusion in 2009 of the $1.4 million OTTI charge on the Company’s equity portfolio. Excluding the OTTI charge, non-interest income decreased $163,000 compared to the nine months ended September 30, 2009. The decrease in non-interest income was due to the $307,000 decrease from net loan sales and servicing due to lower loan sales to the secondary market. Loan sales were $12.6 million and $32.7 million, respectively, for the nine months ended September 30, 2010, and September 30, 2009. The offset to the decrease in net loan sales and servicing was due to an increase of $208,000, or 19.4%, in service charges, fees and commissions.

Non-interest Expenses

Non-interest expense was relatively unchanged at $13.5 million for the nine months ended September 30, 2010 and September 30, 2009. Increases in salaries and benefits and data processing were partially offset by declines in furniture and fixtures, occupancy expense, supplies and postage, and other non-interest expenses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$337	2.15%	$172	1.54%	$941	1.97%	$578	1.62%
Tax equivalent adjustment (1)	186		37		497		110

Investment securities (tax equivalent basis)	$523	3.34%	$209	1.87%	$1,438	3.01%	$688	1.93%

Net interest income (no tax adjustment)	$4,183		$3,748		$12,611		$11,360
Tax equivalent adjustment (1)	186		37		497		110

Net interest income (tax equivalent basis)	$4,369		$3,785		$13,108		$11,470

Interest rate spread (no tax adjustment)		2.85%		2.59%		2.93%		2.72%
Net interest margin (no tax adjustment)		3.20%		2.98%		3.29%		3.11%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents, net of reserve requirements, totaled $38.7 million. The fair value of U.S. Treasury securities and collateralized mortgage obligations, net of a 5% liquidity discount and net of pledged securities, totaled $20.7 million. Our over collateralized securities pledging position is $225,000. We had loans held-for-sale of $1.2 million at September 30, 2010. Securities classified as available-for-sale with unrealized gains had a fair value of $204,000 and unrealized gains of $129,000 at September 30, 2010. In addition, at September 30, 2010, we had the ability to borrow a total of approximately $86.2 million from the Federal Home Loan Bank of Boston. On September 30, 2010, we had $74.8 million of borrowings outstanding. In addition, we had the following available lines of credit to use as contingency sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of September 30, 2010 totaled $110.6 million, or 50.9%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at September 30, 2010.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2010:
Total Capital to Risk Weighted Assets
Company	$97,541	21.6%	$36,195	8.0%	N/A	N/A
Bank	$86,444	19.2%	$36,055	8.0%	$45,069	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,225	20.6%	$18,098	4.0%	N/A	N/A
Bank	$82,128	18.2%	$18,028	4.0%	$27,041	6.0%

Tier 1 Capital to Average Assets
Company	$93,225	16.7%	$22,360	4.0%	N/A	N/A
Bank	$82,128	14.7%	$22,289	4.0%	$27,861	5.0%

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009:

Total Capital to Risk Weighted Assets
Company	$97,878	23.4%	$33,418	8.0%	N/A	N/A
Bank	$84,779	20.4%	$33,303	8.0%	$41,628	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,756	22.4%	$16,709	4.0%	N/A	N/A
Bank	$80,657	19.4%	$16,651	4.0%	$24,977	6.0%

Tier 1 Capital to Average Assets
Company	$93,756	17.4%	$21,498	4.0%	N/A	N/A
Bank	$80,657	15.1%	$21,435	4.0%	$26,794	5.0%

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2010	December 31, 2009
Commitments to grant loans	$16,253	$17,429
Unfunded commitments for construction loans	7,439	8,203
Unfunded commitments under lines of credit	62,245	62,006
Standby letters of credit	2,208	2,334

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,208 at September 30, 2010 and $2,334 at December 31, 2009, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2010 and December 31, 2009 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at September 30, 2010 through September 30, 2011.

Increase (Decrease) in Market Interest	Net Interest Income
Rates (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars In Thousands)
500bp	$20,086	$5,118	34.2%
400	$19,212	$4,244	28.4%
300	$18,393	$3,425	22.9%
200	$17,578	$2,610	17.4%
100	$16,289	$1,321	8.8%
—	$14,968	—	—
(100)	$13,549	($1,419)	-9.5%
(200)	$12,777	($2,191)	-14.6%

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and set forth below in this Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2010, the risk factors for the Company have not changed materially from those reported in our 2009 Annual Report on Form 10-K, except as described below. However, the risks described in our 2009 Annual Report on Form 10-K are not the only risks that we face.

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

On February 26, 2010, the Company announced that its Board of Directors authorized a fourth stock repurchase program (the “Fourth Stock Repurchase Program”) for the purchase of up to 318,952 shares of the Company’s common stock, or approximately 5% of its then outstanding common stock. The repurchase under the Fourth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the third quarter of 2010 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2010	17,179	$11.10	60,779	258,173
August 1 - 31, 2010	30,200	11.20	90,979	227,973
September 1 - 30, 2010	64,228	11.23	155,207	163,745

Total	111,607	$11.20

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: November 3, 2010	By:	/S/ WILLIAM J. WAGNER
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 3, 2010	By:	/S/ GUIDA R. SAJDAK
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)