Form 10-K
period 2010-12-31
CHICOPEE BANCORP, INC.
filed 2011-03-16
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES ☐   NO ☒

On June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $75,078,009.

The number of shares of Common Stock outstanding as of March 3, 2011 was 5,979,878.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Stockholders, to be held on May 25, 2011, are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

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

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854.  The Bank is a full-service, community oriented financial institution offering products and services to individuals and businesses through nine offices located in western Massachusetts. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Depositor’s Insurance Fund (“DIF”) of Massachusetts. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services, into a broad line of lending products including one- to four-family, residential investment, commercial real estate, commercial business, construction and development and consumer loans, including home equity lines of credit and automobile loans. The Bank also sells one- to four-family residential loans to the secondary market to reduce interest rate risk.  The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, and investment management.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the FHLB and proceeds from loan sales. The Bank also provides access to insurance and investment products through its Financial Services Division.

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

Market Area

Chicopee Savings Bank is headquartered in Chicopee, Massachusetts.  The Bank’s primary lending and deposit market areas include Hampden and Hampshire Counties in Western Massachusetts. Chicopee is located at the “Crossroads of New England”, the intersection of Interstate 91 and the Massachusetts Turnpike. Interstate 91 is the major north-south highway and Interstate 90 is the major east-west highway that crosses Massachusetts. The city is also bisected by several secondary highways, which include Routes 391, 116, 33 and 141. These roadways provide good access to major highways and centers of employment.  Chicopee is located approximately 90 miles west of Boston, Massachusetts, 80 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.

Chicopee is an urban community, which serves as the home of the Westover Air Force Base. Westover Air Force Base is the nation’s largest Air Force Reserve Base and is a key part of the local economy. More than 2,700 military and civilian workers are assigned to Westover’s 439th Military Airlift Wing. A diversified mix of industry groups also operate within Hampden and Hampshire County, including manufacturing, health care, higher education, whole sale retail trade and service. The economy of our primary market area has benefited from the presence of large employers such as Baystate Health, Big Y Supermarkets, University of Massachusetts, Mass Mutual Financial Group, Hasbro Games, Peter Pan Bus Lines, Friendly’s Ice Cream Corporation, Sisters of Providence Health Systems, Westover Air Force Base, Smith & Wesson, Yankee Candle and Verizon. Other employment and economic activity is provided by financial institutions, nine other colleges and universities, eight other hospitals, and a variety of wholesale and retail trade business. Our market also enjoys a strong tourism business with attractions such as the Eastern States Exposition called the Big E, the largest fair in the northeast, the Basketball Hall of Fame and Six Flags New England.

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the FDIC, we held approximately 4.64% of the deposits in Hampden County, which was the 9th largest market share out of the 21 banks and thrifts with offices in Hampden County.  This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks.  There are also 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts.  In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group, New Alliance Bancshares, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $433.8 million at December 31, 2010 compared to $427.8 million at December 31, 2009, representing 75.6% and 78.6% of total assets, respectively. In its lending activity, the Company originates residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not originate “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios). While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $156.4 million in fiscal year 2010 and $147.0 million in 2009, including residential mortgage loans sold to the secondary market of $18.2 million and $37.0 million, respectively. Servicing rights are retained on all loans originated and sold into the secondary market.

Residential Real Estate Loans. At December 31, 2010 and 2009, the residential real estate loan portfolio totaled $132.7 million and $139.9 million, or 30.6% and 32.7%, of the total loan portfolio with an average yield of 5.28% and 5.49%, respectively. This yield calculation includes residential construction loan balances and interest income. Residential real estate loans originated totaled $40.3 million in 2010 and $56.6 million in 2009, including loans sold to the secondary market. Of the residential real estate loans outstanding at December 31, 2010, $98.5 million were adjustable rate loans, or 74.2% of the total residential real estate loan portfolio. Total loans serviced for others as of December 31, 2010 and 2009 are $75.8 million and $71.4 million, respectively. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

We offer fixed-rate one- to four-family loans with terms between 10 and 30 years. Management establishes the loan interest rates based on market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 3.50 percentage points above the one-year constant maturity Treasury index. The maximum amount by which the interest rate on our adjustable-rate mortgage loans may be increased or decreased is generally 2 percentage points per adjustment period and the lifetime interest rate cap is generally 6 percentage points over the initial interest rate of the loan. We also offer adjustable-rate mortgage loans that adjust every three years after an initial three-year fixed period and adjustable-rate mortgage loans that adjust every five years after an initial six-year fixed period. Interest rates and payments on these adjustable-rate loans generally are adjusted to a rate typically equal to 3.50 percentage points above the three- and five-year constant maturity Treasury index.

The largest owner-occupied residential real estate loan was $1.7 million and was performing according to its original terms as of December 31, 2010.

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

In an effort to provide financing for first-time buyers, we offer 30-year fixed-rate residential mortgage loans through the Massachusetts Housing Finance Agency (MHFA) First Time Home Buyer Program. We offer mortgage loans through this program to qualified individuals and originate the loans using underwriting guidelines as set forth by MHFA.

 Commercial Real Estate Loans.  At December 31, 2010 and 2009, commercial real estate loans totaled $162.1 million and $147.3 million, or 37.4% and 34.4%, of the total loan portfolio with an average yield of 5.99% and 6.16%, respectively. This yield calculation includes commercial construction and residential investment loan balances and interest income. Our commercial real estate and residential investment loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

We originate a variety of fixed- and adjustable-rate commercial real estate and residential investment loans for terms up to 20 years. Interest rates and payments on our adjustable-rate loans adjust every one to ten years and generally are adjusted to a rate equal to 2.0% to 3.0% above the corresponding U.S. Treasury rate or FHLB rate. Most of our adjustable-rate commercial real estate and residential investment loans adjust every five years. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2010, our largest residential investment real estate loan was $634,000 and was secured by a rental property located in West Springfield, Massachusetts. At December 31, 2010, our largest commercial real estate loan was $4.9 million and was secured by an office building in Chicopee, Massachusetts. These loans were both performing according to their original terms at December 31, 2010.

At December 31, 2010, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $17.6 million and $12.2 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2010, we had 13 land loans totaling $1.9 million.

Construction Loans. At December 31, 2010 and 2009, the Company had $33.1 million and $38.3 million of construction loans outstanding, representing 7.6% and 9.0% of the total loan portfolio, respectively. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2010, our largest outstanding residential construction loan was $500,000, of which $240,000 was outstanding. At December 31, 2010, our largest outstanding commercial construction loan was $5.0 million, of which $4.0 million was outstanding. This loan is for the development of condominiums. These loans were performing in accordance with their original terms at December 31, 2010.

Commercial and Industrial Loans.  The Company originated $54.0 million and $54.1 million in commercial loans in 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had $72.8 million and $68.6 million in commercial loans, representing 16.8% and 16.0% of the total loan portfolio, with an average yield of 4.59% and 4.70%, respectively. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial loans.

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

At December 31, 2010, our largest commercial term loan was a $2.0 million loan secured by real estate and all assets in Springfield, Massachusetts. Our largest commercial relationship at December 31, 2010 was $14.1 million. This relationship includes a commercial real estate loan, of which $8.9 million was outstanding at December 31, 2010. All of these loans are secured by assets of the borrower and were performing according to their original terms at December 31, 2010.

Consumer Loans. The Company originated $10.3 million and $14.8 million of consumer loans, including home equity loans, respectively, in 2010 and 2009. Consumer loans outstanding at December 31, 2010 and 2009 totaled $33.1 million and $33.7 million, or 7.6% and 7.9%, of the total loan portfolio, with an average yield of 4.85% and 5.15%, respectively. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles and recreational vehicles and pools and spas and home improvement loans.

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

Commercial Real Estate. Loans secured by commercial real estate and residential investment real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial real estate and residential investment lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and/or tax returns on commercial real estate and residential investment loans. In reaching a decision on whether to make a commercial real estate and residential investment loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x; however, this ratio can be lower depending on the amount and type of collateral. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to Freddie Mac with loan servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans in excess of the Senior Lending Officer limits ($500,000 for real estate loans, secured consumer loans, and secured and unsecured commercial loans; and $100,000 for unsecured consumer loans.) must be authorized by the President and the Executive Vice President of Lending up to 1.5 times the Senior Lending Officer lending limits. All other extensions of credit exceeding such limitations require the approval of the executive committee, a committee of the Board of Directors of the Bank.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2010, our general regulatory limit on loans to one borrower was $17.3 million. At December 31, 2010, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. On December 31, 2010, our largest lending relationship, as approved by the executive committee, was a $14.1 million commercial real estate loan relationship, secured by assets of the borrower. The loans that comprise this relationship were performing in accordance with their original terms at December 31, 2010.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2010.

At December 31, 2010, our investment portfolio consisted primarily of short-term U.S Treasury securities, investment-grade corporate and industrial revenue bonds, certificates of deposit, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Our Chief Financial Officer and Treasurer is responsible for ensuring that the investment policy is followed and that all securities are considered prudent for investment. The Chief Financial Officer is authorized to execute transactions up to $3.0 million. All transactions exceeding $3.0 million, and up to $5.0 million maximum, must also be approved by the President and Chief Executive Officer. Any transaction exceeding $5.0 million will require the approval of the Executive Committee.

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2010, $37.4 million, or 9.6% of our total deposits, were municipal deposits, consisting of five individual municipalities. At December 31, 2010, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be at the middle end of the market for rates on all types of deposit products depending on our needs for funds and rates on borrowings.  The Bank chose not to participate in the FDIC’s Transaction Account Guarantee Program. Customers of the Bank with non interest-bearing transaction accounts will continue to be insured through December 31, 2012 for up to $250,000 under the FDIC’s general deposit insurance rules. In addition, all of the Bank’s deposits above the FDIC limit are insured in full by the Depositors Insurance Fund (“DIF”). The combination of the FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposit accounts. No depositor has ever lost a penny in a bank insured by both FDIC and DIF.

Borrowed Funds. We may utilize advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first real estate loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Securities sold under agreements to repurchase are customer deposits that are invested overnight in U.S. Treasury securities. The customers, predominantly commercial customers, set a predetermined balance and deposits in excess of that amount are transferred into the repurchase account from each customer’s checking account. These types of accounts are often referred to as sweep accounts.

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2010, 2009 and 2008, we received fees of $183,000, $142,000 and $396,000, respectively, through our relationship with Linsco/Private Ledger.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2010, CSB Colts had total assets of $24.1 million consisting primarily of industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2010 was $976,000. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2010, CSB Investment had total assets of $20.8 million consisting primarily of certificates of deposit, U.S. Treasury securities, collateralized mortgage obligations, and marketable equity securities. CSB Investment’s net income for the year ended December 31, 2010 was $308,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned. At December 31, 2010, Cabot Realty had total assets of $497,000 consisting primarily of cash and cash equivalents of $129,000 and other real estate owned of $286,000. Cabot Realty’s net loss for the year ended December 31, 2010 was $46,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2010 had total assets of $17,000.

Personnel

As of December 31, 2010, we had approximately 119 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Chicopee Bancorp, a Massachusetts corporation and registered bank holding company. Chicopee Savings Bank’s deposits are insured up to applicable limits by the FDIC and by the DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its primary federal regulator and deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Chicopee Bancorp is regulated by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the establishment of deposit insurance assessment fees, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commission of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Chicopee Bancorp and Chicopee Savings Bank. As further described below under “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.

Set forth below is a brief description of certain regulatory requirements applicable to Chicopee Bancorp and Chicopee Savings Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Chicopee Bancorp and Chicopee Savings Bank.

The Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision and require that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC must promulgate rules under which assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks such as Chicopee Savings Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends in the future.

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

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. At December 31, 2010, the Bank’s levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities. A total of $8.0 million in dividends was declared in 2010 from the Bank to the Company.

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

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC.  Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “—Federal Regulations—Insurance of Deposit Accounts.”

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

Federal Insurance of Deposit Accounts. The FDIC insures deposits at FDIC insured financial institutions such as Chicopee Savings Bank. Deposit accounts in Chicopee Savings Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009.  In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.   As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered.  The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2010, Chicopee Savings Bank paid $146,000 in fees related to the FICO.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Chicopee Savings Bank’s latest FDIC CRA rating was “Outstanding.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Chicopee Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Chicopee Savings Bank’s most recent rating under Massachusetts law was “Outstanding.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million.  The first $10.7 million of otherwise reservable balances are exempt from the reserve requirements.  The amounts are adjusted annually.  Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Chicopee Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Chicopee Savings Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and has not paid a dividend since that time.  In addition, the Federal Home Loan Bank of Boston declared a moratorium on excess stock repurchases in December 2008, which continues.

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

Executive Officers of the Registrant

Name	Principal Position

William J. Wagner	President and Chief Executive Officer of Chicopee Bancorp and Chicopee Savings Bank

Guida R. Sajdak	Senior Vice President, Chief Financial Officer and Treasurer of Chicopee Bancorp and Senior Vice President and Treasurer of Chicopee Savings Bank

Russell J. Omer	Executive Vice President of Chicopee Bancorp and Executive Vice President, Lending, of Chicopee Savings Bank

Below is information regarding our executive officers who are not also Directors.  Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2010.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Executive Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 60.

Guida R. Sajdak was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and Bank effective July 1, 2010.  Ms. Sajdak has been employed by the Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 37.

Item 1A.  Risk Factors.

Our increased emphasis on commercial real estate and commercial business lending may expose us to increased lending risks. At December 31, 2010, our loan portfolio consisted of $162.1 million, or 37.4%, of commercial real estate loans and $72.8 million, or 16.8%, of commercial business loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Chicopee Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends, respectively.  Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The United States economy remains weak and unemployment levels are high.  The prolonged economic downturn will adversely affect our business and financial results. The United States experienced a severe economic downturn in 2008 and 2009, which continued into 2010.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 1.02% of total loans at December 31, 2010, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2010, we held 4.64% of the deposits in Hampden County, which was the 9th largest market share of deposits out of the 21 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock.  For the twelve months ended December 31, 2010, our return on average equity was 0.49%.

If dividends paid on our investment in the Federal Home Loan Bank of Boston continue to be suspended our earnings could decrease. We own common stock of the Federal Home Loan Bank of Boston (“FHLBB”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program.  As a result of losses, the FHLBB has not paid a dividend since the fourth quarter of 2008, which has decreased our earnings.  In addition, future dividend levels paid by the FHLBB may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.  Based on redemption provisions of the FHLBB common stock, the stock has no quoted market value and is carried at cost. We review our FHLBB common stock for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2010, no impairment has been recognized on the FHLBB common stock.

Our contribution to Chicopee Savings Charitable Foundation may not be fully tax deductible, which could decrease our profits. We made a contribution to the Chicopee Savings Charitable Foundation (“the Foundation”) valued at $5.5 million, pre-tax, at the time of our initial public offering. The Internal Revenue Service has granted tax-exempt status to the Foundation. The amount of the tax deduction related to the Foundation is limited to 10% of taxable income each year, but can be carried forward until 2011. We may not have sufficient income to be able to fully deduct the contribution. As a result of our analysis of whether it is “more likely than not” we will be unable to fully deduct the contribution; we have established a valuation allowance of $1.7 million, or $1.8 million, including a capital loss carry forward valuation allowance. At December 31, 2010, our contribution carry forward, net of the related allowance and tax effected is $62,000.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for the five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $9.2 million at December 31, 2010. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2010:

		Location	Year Opened	Lease Expires
Owned
	Main Office:
		70 Center Street	1973
		Chicopee, MA 01013
	Branch Offices:
		39 Morgan Road	2005
		West Springfield, MA 01089

		569 East Street	1976
		Chicopee, MA 01020

		435 Burnett Road	1990
		Chicopee, MA 01020

		219/229 Exchange Street	2009/1998
		Chicopee, MA 01013

Leased
		599 Memorial Drive	1977	2012 (1)
		Chicopee, MA 01020

		477A Center Street	2002	2022
		Ludlow, MA 01056

		350 Palmer Road	2009	2027
		Ware, MA 01082

		32 Willimansett Street	2008	2027 (2)
		South Hadley, MA 01075

(1)	Chicopee Savings Bank has an option to renew for five years.
(2)	The lease is for the land only, the building is owned by Chicopee Savings Bank.

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 20, 2006, Chicopee Bancorp, Inc. common stock commenced trading on the NASDAQ Global Market (“NASDAQ”). Our common stock is listed on the NASDAQ under the symbol “CBNK.”  The following table sets forth the high and low closing prices of the common stock for the years ended December 31, 2010 and 2009, as reported by NASDAQ. The Company did not pay any dividend to shareholders during the years ended December 31, 2010 and 2009.

	High	Low		High	Low

2010			2009
First Quarter	$12.95	$11.85	First Quarter	$11.90	$10.16
Second Quarter	13.10	11.01	Second Quarter	13.53	11.75
Third Quarter	11.45	10.79	Third Quarter	13.67	12.74
Fourth Quarter	12.73	11.25	Fourth Quarter	13.57	12.11

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

Chicopee Bancorp, Inc.

Total Return Performance
150
125
100
75
50
25
Index Value
Chicopee Bancorp, Inc.
NASDAQ Composite
SNL Thrift < $500M
7/21/2006
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010

(a)	As of March 3, 2011, the Company had approximately 715 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2010.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs

October 1 -31, 2010	21,000	$11.41	176,207	142,745

November 1 - 30, 2010	146,345	12.24	3,600	299,404

December 1 -31, 2010	44,500	12.35	48,100	254,904
Total	211,845	$12.18

(1)
On November 23, 2010, the Company announced that it had completed its fourth stock repurchase program for the purchase of 318,952 shares. On November 19, 2010 the Company announced that its Board of Directors authorized a fifth stock repurchase program for the purchase of up to 303,004 shares of the Company’s common stock or approximately 5% of its outstanding common stock. During the month of November, 142,745 shares were repurchased to complete the fourth buyback and 3,600 were repurchased to commence the fifth buyback. As of December 31, 2010, the Company can repurchase an additional 254,904 shares to complete the fifth buyback. The Company intends to purchase its shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, or under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

Item 6.  Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31
	2010	2009	2008	2007	2006
	(In Thousands)
Selected Financial Data:
Total assets	$573,704	$544,150	$527,699	$463,456	$450,045
Cash and cash equivalents	35,873	20,075	23,100	23,521	11,528
Loans, net	430,307	424,655	416,076	379,868	368,968
Securities available-for-sale	362	503	5,268	7,681	7,861
Securities held-to-maturity	69,713	62,983	49,662	27,324	37,411
Deposits	391,937	365,498	334,767	324,971	311,571
Advances from the Federal Home Loan Bank	71,615	63,675	76,567	17,774	15,256
Total stockholders' equity	91,882	94,172	94,017	104,299	108,446
Nonperforming assets	6,756	4,924	3,185	1,014	1,711

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Selected Operating Data:
Interest and dividend income	$24,857	$24,514	$25,783	$26,305	$22,759
Interest expense	8,016	9,107	11,189	11,783	9,207
Net interest and dividend income	16,841	15,407	14,594	14,522	13,552
Provision for loan losses	1,223	897	315	223	440
Net interest income after provision
for loan losses	15,618	14,510	14,279	14,299	13,112
Non-interest income	2,626	1,312	2,001	2,521	1,631
Non-interest expense	18,009	18,045	15,882	14,202	17,854

Income (loss) before provision for income taxes	235	(2,223)	398	2,618	(3,111)
Income tax (benefit) expense	(230)	(627)	376	1,018	(577)
Net income (loss)	$465	$(1,596)	$22	$1,600	$(2,534)

Earnings (loss) per share	$0.08	$(0.28)	$-	$0.24	$(0.37)

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	4.96%	5.03%	5.53%	6.13%	5.85%
Average rate paid on interest-bearing liabilities	1.91%	2.26%	3.02%	3.63%	2.96%
Average interest rate spread (2)	3.05%	2.77%	2.51%	2.50%	2.89%
Net interest margin (3)	3.40%	3.18%	3.15%	3.40%	3.49%
Ratio of interest-earning assets to
interest-bearing liabilities	122.61%	121.58%	126.71%	132.66%	125.29%
Non-interest expenses as a percent of
average assets	3.24%	3.39%	3.19%	3.10%	4.28%
Return on average assets	0.08%	(0.30%)	-	0.35%	(0.61%)
Return on average equity	0.49%	(1.69%)	0.02%	1.48%	(3.57%)
Ratio of average equity to average assets	17.04%	17.76%	19.85%	23.57%	17.02%
Efficiency ratio (4)	91.59%	102.74%	94.56%	87.01%	117.18%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	20.7%	23.4%	23.6%	28.6%	28.7%
Tier 1 capital to risk-weighted assets	19.7%	22.4%	22.8%	27.7%	27.8%
Tier 1 capital to average assets	16.1%	17.4%	18.4%	22.7%	24.4%

Asset Quality Ratios:
Nonperforming loans as a
percent of total loans	1.49%	1.13%	0.69%	0.26%	0.46%
Nonperforming assets as a
percent of total assets	1.18%	0.90%	0.60%	0.22%	0.38%
Allowance for loan losses as a percent
of total loans	1.02%	0.95%	0.79%	0.80%	0.78%
Allowance for loan losses as a percent of
nonperforming loans and troubled debt
restructurings	68.49%	84.17%	114.30%	303.35%	169.96%
Net loans charged-off to average interest-
earning loans	0.20%	0.04%	0.01%	0.01%	0.04%

Other Data:
Banking offices at end of year	9	9	8	7	7

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.
(4)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income.
This ratio excludes gains (losses) on sales of investment securities, property, loans and other, net. At December 31, 2010 the ratio is calculated as follows (in thousands):
Non-interest expenses	$18,009
Tax equivalent net interest income	$17,524
Non-interest income	2,626
Add back:
Loan sales and servicing, net	(365)
Net gain on sales of securities available-for-sale	(158)
Other than temporary impairment charge	13
Loss on sale of other real estate owned	22
Total income included in calculation	$19,662
Non-interest expenses divided by total income	91.59%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the probable loss exposure in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management. Qualitative factors, or risks considered in evaluating the adequacy of the allowance for loan losses for all loan classes include historical loss experience; levels and trends in delinquencies, nonaccrual loans, impaired loans and net charge offs; the character and size of the loan portfolio; effects of any changes in underwriting policies; experience of management and staff; current economic conditions and their effect on borrowers; effects of changes in credit concentrations, and management’s estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Loans considered for impairment include all loan classes of commercial and residential, as well as home equity loans. The classes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, except for home equity loans.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution serving primarily retail customers and businesses in our market areas. We plan to continue our strategy of:

•	increasing our commercial relationships in our expanding market area;

•	increasing our deposit market share in our expanding market area;

•	increasing our sale of non-deposit investment products;

•	improving operating efficiency and cost control; and

•	applying disciplined underwriting practices to maintain the high quality of our loan portfolio.

Continuing to increase our commercial relationships in our expanding market area. Since 1999 we have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products.  In particular, since December 31, 2007, our commercial real estate and commercial business portfolio has increased $67.9 million, or 40.6%, and at December 31, 2010 was 54.2% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and commercial real estate development in our market area. Business deposit and checking accounts increased from $23.3 million at December 31, 2007 to $58.7 million at December 31, 2010, an increase of 151.85%.  Since 2007, we have also increased the number of our commercial lenders and commercial lending support staff.

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

Increasing our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $183,000, $142,000 and $396,000 of non-interest income during the years ended December 31, 2010, 2009 and 2008, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency and cost control. Our ratio of non-interest expense to average total assets decreased to 3.24% in 2010 from 3.39% 2009. Non-interest expense remained relatively unchanged from 2009 to 2010 at $18.0 million. The increase in expenses in 2009 was largely impacted by an increase in FDIC insurance premium fees of $492,000, which includes the FDIC special assessment of $229,000 paid in the second quarter of 2009, as well as an increase of $455,000 in occupancy expenses due to the addition of two branches. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment, and these investments have had a negative impact on our expense ratios over the short term. In addition, we have had an increase in operating expenses as a result of our public company status, including costs associated with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002, which have required us to perform a more in-depth review of our internal control procedures. Increased operating expenses due to our Equity Incentive Plan, initiated in 2007, have also had a significant impact on our expense ratios. We also have had higher costs for auditing, accounting, legal and other miscellaneous holding company expenses as a result of being a public company. We will continue our efforts to monitor costs throughout the organization, and over the long term, as our assets grow, we will attempt to lower our ratio of non-interest expense to total average assets.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2010, our nonperforming loans (loans which are 90 or more days delinquent) were 1.49% of our total loan portfolio. Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets increased $29.6 million, or 5.4%, from $544.2 million at December 31, 2009 to $573.7 million at December 31, 2010.  The increase was primarily due to a $15.8 million, or 78.7%, increase in cash and cash equivalents, an increase in investments of $6.6 million, or 10.4%, and a $5.7 million, or 1.3%, increase in net loans from $424.7 million at December 31, 2009, to $430.3 million at December 31, 2010. The significant components of this increase were a $14.8 million, or 10.1%, increase in commercial real estate loans and a $4.3 million, or 6.3%, increase in commercial and industrial loans, partially offset by a $5.2 million, or 13.7%, decrease in construction loans and a $7.3 million, or 5.2%, decrease in one- to four-family residential loans, a $1.2 million, or 27.9%, decrease in consumer loans, and a $1.1 million, or 10.6%,  decrease in residential investment loans. The decrease in one- to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. The construction portfolio decreased as borrowers completed construction projects and the demand for construction loans decreased due to the economy. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $18.2 million fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. The Company currently services $75.8 million in loans sold to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Total deposits increased $26.4 million, or 7.2%, from $365.5 million at December 31, 2009 to $391.9 million at December 31, 2010.  Certificate of deposits increased $12.4 million, or 6.0%, to $218.6 million, money market accounts increased $10.9 million, or 19.8%, to $66.2 million, demand accounts increased $5.7 million, or 13.3%, to $48.3 million and regular savings accounts increased $1.3 million, or 3.1%, to $44.2 million. These increases were offset by a decrease in NOW accounts of $3.9 million, or 21.1%, to $14.6 million.  The increase in certificate of deposits was due to marketing and promotion efforts to attract low cost, long-term funds to position the balance sheet for an eventual rise in interest rates.  Demand accounts increased as a result of new commercial loan relationships and NOW accounts decreased as customers transferred funds to higher earnings accounts, such as certificates of deposit and money market accounts.

Borrowings, including repurchase agreements of $18.0 million and Federal Home Loan Bank (“FHLB”) advances of $71.6 million, increased $5.5 million, or 6.5%, to $89.6 million at December 31, 2010. FHLB advances increased $7.9 million, or 12.5%. Due to the low interest rate environment, the Company obtained lower cost, longer-term advances from the FHLB. The weighted average remaining maturity and weighted average rate of the advances are 3.6 years and 2.54%, respectively. Repurchase agreements decreased $2.4 million, or 12.0%.

Total stockholders’ equity at December 31, 2010 was $91.9 million compared to $94.2 million at December 31, 2009. The decrease was primarily attributed to the Company’s stock repurchase plan, partially offset by net income of $465,000 and stock-based compensation of $1.6 million. In 2010, the Company purchased 367,052 shares of the Company’s common stock at a cost of $4.3 million and an average per share price of $11.83. Our capital management strategies allowed us to increase our book value per share by $0.52, or 3.5%, to $15.28 at December 31, 2010 compared to $14.76 at December 31, 2009.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate residential investment, construction and consumer loans.

The size of our one- to four-family residential loan portfolio has decreased during 2010, from $139.9 million to $132.7 million, primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $18.2 million fixed rate, low coupon residential real estate loans originated in 2010 to the secondary market. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Our commercial real estate and residential investment portfolio increased during 2010, from $147.3 million to $162.1 million as a result of new commercial loan relationships established in 2010.

Commercial business loans increased during 2010, from $68.6 million to $72.8 million as a result of new commercial relationships, due to increased marketing efforts and offering a wider variety of services for commercial borrowers, including cash management products.

Our construction loan portfolio decreased during 2010, from $38.3 million to $33.1 million. Commercial construction decreased $2.5 million from $29.1 million to $26.6 million as projects were completed and sold. Residential construction decreased $2.8 million as projects were completed and sold.

Our consumer and home equity loan portfolio decreased $612,000 during 2010, from $33.7 million to $33.1 million primarily attributable to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential real estate	$132,670	30.6%	$139,937	32.7%	$157,208	37.6%	$147,771	38.7%	$136,602	36.8%
Commercial	162,107	37.4%	147,255	34.4%	134,085	32.0%	121,253	31.7%	121,628	32.8%
Home equity	29,933	6.9%	29,320	6.9%	27,184	6.5%	22,704	5.9%	21,081	5.7%
Total real estate loans	324,710	74.9%	316,512	74.0%	318,477	76.1%	291,728	76.3%	279,311	75.3%
Construction loans:
Residential	6,428	1.5%	9,192	2.1%	8,431	2.0%	11,827	3.1%	14,970	4.0%
Commercial	26,643	6.1%	29,121	6.9%	33,198	7.9%	28,567	7.5%	26,743	7.2%
Total construction loans	33,071	7.6%	38,313	9.0%	41,629	9.9%	40,394	10.6%	41,713	11.2%
Total real estate and construction loans	357,781	82.5%	354,825	83.0%	360,106	86.0%	332,122	86.9%	321,024	86.5%
Consumer loans	3,165	0.7%	4,390	1.0%	4,045	1.0%	4,111	1.1%	3,647	1.0%
Commercial loans	72,847	16.8%	68,552	16.0%	54,255	13.0%	45,815	12.0%	46,348	12.5%
Total loans	433,793	100.0%	427,767	100.0%	418,406	100.0%	382,048	100.0%	371,019	100.0%
Net deferred loan origination costs	945		965		1,003		896		857
Allowance for loan losses	(4,431)		(4,077)		(3,333)		(3,076)		(2,908)

Loans, net	$430,307		$424,655		$416,076		$379,868		$368,968

Loan Maturity. The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate mortgage loans include residential and commercial real estate loans and home equity loans.

	Real Estate				Total
	Mortgage	Construction	Commercial	Consumer	Loans
	(In Thousands)
Amounts due:
One year or less	$1,003	$17,379	$42,581	$261	$61,224
More than one year to five years	10,432	15,692	23,135	2,580	51,839
More than five years	313,275	-	7,131	324	320,730

Total amount due	$324,710	$33,071	$72,847	$3,165	$433,793

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011 that have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs. Real estate loans include residential and commercial real estate loans. Consumer loans include home equity loans.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In Thousands)

Real estate loans	$28,770	$265,004	$293,774
Construction	10,897	4,795	15,692
Commercial	19,650	10,616	30,266
Consumer	15,543	17,294	32,837

Total loans	$74,860	$297,709	$372,569

Securities. Our securities portfolio consists primarily of U.S. Treasury securities and industrial revenue bonds. Total securities increased $6.6 million, or 10.4%, to $70.1 million as of December 31, 2010 from $63.5 million as of December 31, 2009. The increase in 2010 is primarily due to purchases of U.S. Treasury securities of $90.4 million, industrial revenue bonds of $11.9 million and certificates of deposit of $11.7 million, partially offset by maturities of U.S. Treasury securities of $102.7 million, a maturity of a debt security of U.S. Government sponsored enterprises of $2.0 million and pay downs and maturities of collateralized mortgage obligations and bonds of $2.3 million.

Total securities increased $8.6 million, or 15.6%, for the year ended December 31, 2009. The increase in 2009 is primarily due to purchases of U.S. Treasury securities and an $8.3 million industrial revenue bond, partially offset by maturities of U.S. government sponsored enterprises and the sale of most of the equity securities portfolio.

Total securities increased $19.9 million, or 56.9%, for the year ended December 31, 2008, primarily due to purchases of held-to-maturity securities.

All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company's investment securities.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Available-for-sale securities
Marketable equity securities¹	$319	$362	$402	$503	$7,449	$5,268
Total available-for-sale securities	$319	$362	$402	$503	$7,449	$5,268

Held-to-maturity securities
Debt securities of U.S. Government
sponsored enterprises	$-	$-	$1,999	$1,999	$27,164	$27,189
U.S. Treasury securities	30,817	30,816	43,118	43,117	11,997	12,000
Corporate and industrial revenue bonds	23,348	23,348	12,109	12,109	4,060	4,060
Certificates of deposit	11,725	11,725	-	-	-	-
Collateralized mortgage obligations	3,823	4,023	5,757	5,905	6,441	6,424
Total held-to-maturity securities	$69,713	$69,912	$62,983	$63,130	$49,662	$49,673

Total securities	$70,032	$70,274	$63,385	$63,633	$57,111	$54,941

¹ Does not include investments in FHLB-Boston stock or Banker’s Bank stock totaling $4.5 million and $183,000 at December 31, 2010 and $4.3 million and $183,000 at December 31, 2009 and 2008.

During 2010, amortized cost of securities available-for-sale decreased $83,000, or 20.6%, to $319,000 at December 31, 2010, primarily due to a partial sale of a security, reducing the book value of that security by $70,000. Also contributing to the decrease was an other-than-temporary impairment (“OTTI”) charge of $13,000. The fair value of securities available-for-sale decreased $141,000, or 28.0%, to $362,000 at December 31, 2010 from December 31, 2009, primarily due to the partial sale of a security that resulted in a gain of $158,000 and a reduction in fair value of $228,000, partially offset by increases in market values of the remaining equity portfolio.

During 2009, the Company sold 115 individual issues, or 66 companies, with a total cost of $5.7 million and total fair value of $5.9 million. The net gain on the sale of equities of $129,000 consisted of $284,000 of realized gains and $155,000 of realized losses.

At December 31, 2010 the amortized cost of held-to-maturity securities increased $6.7 million, or 10.7%, to $69.7 million, primarily due to purchases of U.S. Treasury securities of $90.4 million, industrial revenue bonds of $11.9 million and certificates of deposit of $11.7 million, partially offset by maturities of U.S. Treasury securities of $102.7 million, a maturity of debt security of U.S. Government sponsored enterprises of $2.0 million and pay downs and maturities of collateralized mortgage obligations and bonds of $2.3 million.

At December 31, 2010, our marketable equity securities had a net unrealized gain of $43,000 and no unrealized losses.  These investments are in highly traded stocks.  During the year ended December 31, 2010, the Company recorded an other-than-temporary impairment write-down of $13,000. Management evaluated the security according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary.

The Company sold $5.9 million of its equity securities during the fourth quarter of 2009. As a result, the Company had a remaining equity portfolio of $503,000 at December 31, 2009. The sales of equity securities during the fourth quarter of 2009 reflected management's determination to revise its investment strategy and reduce its overall level of investment in equity securities and overall risk in the equities markets. As part of this revised strategy, it was determined to sell most of the equity securities in the portfolio. The Company expects to continue to hold the remaining equity securities. The Company's equity securities portfolio was primarily designed to assist the Company in managing its liquidity and interest rate risk on a long-term basis. However, due to the unprecedented decline in the stock market over the past two years, the value of such portfolio has been significantly reduced which resulted in management's reevaluation of the investment strategy, including the Company’s reliance on its equity portfolio for liquidity.

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

At December 31, 2009 and 2010, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2010.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

			More than One Year		More than Five Years		More than Ten
	Less than One Year		to Five Years		to Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Held-to-maturity securities
U.S. Treasury securities	$30,817	0.12%	$-	-	$-	-	$-	-	$30,817	0.12%
Corporate and industrial revenue bonds	-	-	3,243	5.23%	8,300	4.47%	11,805	4.85%	23,348	4.77%
Certificates of deposit	11,725	1.00%	-	-	-	-	-	-	11,725	1.00%
Collateralized mortgage obligations	-	-	-	-	3,823	4.58%	-	-	3,823	4.58%
Total held-to-maturity securities	$42,542	0.36%	$3,243	5.23%	$12,123	4.51%	$11,805	4.85%	$69,713	2.07%

As of December 31, 2010, the Company also held $4.5 million in FHLB-Boston stock. The Company periodically evaluates its investment in FHLB-Boston stock for impairment based on, among other factors, the capital adequacy of the FHLB-Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2010. The Company will continue to monitor its investment in FHLB-Boston stock. For additional information regarding our FHLB-Boston stock, see Note 3 to the notes to the consolidated financial statements.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2010, 2009 and 2008, we did not use brokered deposits as a source of funding.

At December 31, 2010, deposits increased $26.4 million, or 7.2%, to $391.9 million from $365.5 million at December 31, 2009. The increase in 2010 was primarily due to increases in certificates of deposits of $12.4 million, or 6.0%, money market accounts of $10.9 million, or 19.8%, demand accounts of $5.7 million, or 13.3% and savings accounts of $1.3 million, or 3.1%, partially offset by a decrease in NOW accounts of $3.9 million, or 21.1%. Certificates of deposit increased due to marketing and promotions. Money market and demand accounts increased due to increases in municipal and commercial accounts.

Deposits increased $30.7 million, or 9.2%, for the year ended December 31, 2009. The increase in deposits in 2009 was mostly due to the increase in demand accounts of $12.6 million, or 40.9%, money market accounts of $7.7 million, or 16.2%, and certificates of deposit of $5.4 million, or 2.7%. The increase in demand and money market accounts was directly related to the increase in commercial relationships.

Deposits increased $8.0 million, or 2.5%, for the year ended December 31, 2008. The increase in deposits in 2008 consisted primarily of an increase in money market and demand deposits, partially offset by the decrease in certificates of deposits. The increase in money market and demand deposits was due primarily to the increase in commercial relationships.

The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.

	December 31,
	2010	2009	2008
	(In Thousands)
Demand	$48,302	$42,629	$30,811
Savings	44,215	42,875	40,780
Money market	66,218	55,293	47,608
NOW	14,572	18,466	14,702
Certificates of deposit	218,630	206,235	200,866
Total deposits	$391,937	$365,498	$334,767

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2010.  Jumbo certificates of deposit require minimum deposits of $100,000.

		Weighted
		Average
Maturity Period	Amount	Rate
	(Dollars in Thousands)

Three months or less	$11,939	1.69%
Over three through six months	15,499	1.93%
Over six through 12 months	26,245	3.22%
Over 12 months	56,667	3.02%
Total	$110,350	2.77%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB Advances	$80,907	$71,258	$76,567
Securities sold under agreements to repurchase	29,639	27,334	38,557
Other borrowings	-	-	50
Average advances outstanding during the year:
FHLB Advances	$74,775	$58,278	$45,872
Securities sold under agreements to repurchase	18,703	21,339	23,191
Other borrowings	-	-	25
Weighted average interest rate during the year:
FHLB Advances	2.70%	2.90%	3.16%
Securities sold under agreements to repurchase	0.36%	0.98%	1.50%
Other borrowings	-	-	7.00%
Balance outstanding at end of year:
FHLB Advances	$71,615	$63,675	$76,567
Securities sold under agreements to repurchase	17,972	20,422	21,956
Other borrowings	-	-	-
Weighted average interest rate at end of year:
FHLB Advances	2.54%	3.04%	2.24%
Securities sold under agreements to repurchase	0.25%	0.50%	1.25%
Other borrowings	-	-	-

FHLB advances increased $7.9 million, or 12.5%, to $71.6 million at December 31, 2010 from $63.7 million at December 31, 2009. The increase was primarily due to proceeds of $24.5 million, partially offset by maturities and pay downs of $16.6 million. During 2010, the Company relied mostly on the increase in deposits of $26.4 million in 2010 to fund loan growth and minimize interest rate risk. FHLB advances decreased $12.9 million, or 16.8%, for the year ended December 31, 2009. The decrease was due to maturities and principal pay downs of $41.9 million, offset by new advances of $29.0 million. The Company relied mostly on the increase in deposits of $30.7 million in 2009 to fund loan growth. FHLB advances increased $58.8 million, or 330.8%, for the year ended December 31, 2008. The increase in FHLB advances during the period was used to fund loan growth. These advances mature in 2012 through 2018.

At December 31, 2010, securities sold under agreements to repurchase decreased $2.4 million, or 12.0%, to $18.0 million from $20.4 million at December 31, 2009 due to fluctuations in the balances of each customer’s account. Securities sold under agreements to repurchase remained relatively consistent with the prior year at $20.4 million as of December 31, 2009 compared to $22.0 million at December 31, 2008. Securities sold under agreements to repurchase increased $7.8 million, or 54.8%, during the year ended December 31, 2008 compared with the year ended December 31, 2007.

In addition, at December 31, 2010, 2009 and 2008, we had the ability to borrow a total of $3.0 million from a correspondent bank, none of which was borrowed at such date. As of December 31, 2010 our available line of credit with the FHLB was $2.0 million. Also, the Company had an option to purchase Fed Funds of up to $3.0 million. The Company did not utilize any of these contingency funding options as of December 31, 2010.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2010, 2009 and 2008.  The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$64,381	$1,971	3.06%	$49,136	$993	2.02%	$49,530	$1,410	2.85%
Loans:
Residential real estate loans	145,269	7,668	5.28%	157,687	8,662	5.49%	165,265	9,366	5.67%
Commercial real estate loans	180,560	10,808	5.99%	170,975	10,536	6.16%	157,601	10,110	6.41%
Consumer loans	33,764	1,637	4.85%	32,029	1,648	5.15%	29,135	1,757	6.03%
Commercial loans	74,599	3,424	4.59%	60,263	2,830	4.70%	50,349	2,892	5.74%
Loans, net (2)	434,192	23,537	5.42%	420,954	23,676	5.62%	402,350	24,125	6.00%
Other	16,525	32	0.19%	20,459	29	0.14%	16,983	404	2.38%
Total interest-earning assets	515,098	25,540	4.96%	490,549	24,698	5.03%	468,863	25,939	5.53%
Noninterest-earning assets	40,823			41,669			29,494
Total assets	$555,921			$532,218			$498,357

Interest-bearing liabilities:
Deposits:
Money market accounts	$59,506	$400	0.67%	$60,292	$559	0.93%	$45,340	$916	2.02%
Savings accounts (3)	44,272	101	0.23%	41,783	148	0.35%	39,864	266	0.67%
NOW accounts	16,694	37	0.22%	16,445	47	0.29%	14,712	61	0.41%
Certificates of deposit	206,178	5,392	2.62%	205,354	6,451	3.14%	201,026	8,148	4.05%
Total interest-bearing deposits	326,650	5,930	1.82%	323,874	7,205	2.22%	300,942	9,391	3.12%
FHLB advances	74,775	2,018	2.70%	58,278	1,692	2.90%	45,872	1,448	3.16%
Securities sold under agreement to
repurchase	18,703	68	0.36%	21,339	210	0.98%	23,191	348	1.50%
Other borrowings	-	-	7.00%	-	-	7.00%	25	2	8.00%
Total interest-bearing borrowings	93,478	2,086	2.23%	79,617	1,902	2.39%	69,088	1,798	2.60%
Total interest-bearing liabilities	420,128	8,016	1.91%	403,491	9,107	2.26%	370,030	11,189	3.02%
Demand deposits	40,809			33,908			29,228
Other noninterest-bearing liabilities	259			285			197
Total liabilities	461,196			437,684			399,455
Total stockholders' equity	94,725			94,534			98,902
Total liabilities and stockholders' equity	$555,921			$532,218			$498,357

Net interest-earning assets	$94,970			$87,058			$98,833
Tax equivalent net interest income/
interest rate spread (4)		17,524	3.05%		15,591	2.77%		14,750	2.51%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.40%			3.18%			3.15%
Ratio of interest-earning assets
to interest-bearing liabilities			122.61%			121.58%			126.71%
Less: tax equivalent adjustment (1)		(683)			(184)			(156)
Net interest income as reported on income statement		$16,841			$15,407			$14,594

(1)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.

(2)	Loans, net excludes loans held for sale and the allowance for loan losses and includes nonperforming loans.
(3)	Savings accounts include mortgagors' escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's tax equivalent interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:  (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Compared to			Compared to
	December 31, 2009			December 31, 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$368	$610	$978	$(11)	$(406)	$(417)
Loans:
Residential real estate loans	(664)	(330)	(994)	(421)	(283)	(704)
Commercial real estate loans	580	(308)	272	835	(409)	426
Consumer loans	87	(98)	(11)	164	(273)	(109)
Commercial loans	661	(67)	594	523	(585)	(62)
Total loans	664	(803)	(139)	1,101	(1,550)	(449)
Other	(7)	10	3	71	(446)	(375)
Total interest-earning assets	$1,025	$(183)	$842	$1,161	$(2,402)	$(1,241)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(7)	$(152)	$(159)	$240	$(597)	$(357)
Savings accounts (1)	9	(56)	(47)	12	(130)	(118)
NOW accounts	1	(11)	(10)	6	(20)	(14)
Certificates of deposit	26	(1,085)	(1,059)	172	(1,869)	(1,697)
Total interest-bearing deposits	29	(1,304)	(1,275)	430	(2,616)	(2,186)
FHLB advances	455	(129)	326	370	(126)	244
Securities sold under agreement
to repurchase	(23)	(119)	(142)	(26)	(112)	(138)
Other borrowings	-	-	-	(2)	-	(2)
Total interest-bearing borrowings	432	(248)	184	342	(238)	104
Total interest-bearing liabilities	461	(1,552)	(1,091)	772	(2,854)	(2,082)
Increase in net interest income	$564	$1,369	$1,933	$389	$452	$841

(1)	Includes interest on mortgagors' escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General.  For the year ended December 31, 2010, the Company reported net income of $465,000 compared to a net loss of $1.6 million for the year ended December 31, 2009.

Net Interest Income.  Net interest income, on a tax equivalent basis, totaled $17.5 million for the year ended December 31, 2010, an increase of $1.9 million, or 12.4%, from $15.6 million for the same period in 2009. The cost of interest-bearing deposits decreased $1.3 million, or 17.7%. Investment securities interest income increased $978,000, or 98.5%. These increases to net interest income were partially offset by the increase in the cost of borrowings of $184,000, or 9.7%, as well as the decrease in interest income on net loans of $139,000, or 0.6%.

Net interest margin, on a tax equivalent basis, increased 22 basis points to 3.40% for the year ended December 31, 2010 from 3.18% for the same period in 2009, primarily attributable to the increase in net interest income of $1.9 million, partially offset by the increase in the balances of interest earning assets of $24.5 million, or 5.0%.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, increased $842,000, or 3.4%, to $25.5 million for the year ended December 31, 2010 from $24.7 million in 2009, largely reflecting the increase in income from industrial revenue bonds. Average interest-earning assets totaled $515.1 million for the year ended December 31, 2010 compared to $490.5 million for the same period last year, representing an increase of $24.5 million, or 5.0%. Average loans increased $13.2 million, or 3.1%, primarily due to strong originations partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2010 to the secondary market. Average investment securities increased $15.2 million, or 31.0%, primarily due to the purchase of a $10.0 million industrial revenue bond and $11.7 million in certificates of deposit, partially offset by maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. The tax equivalent yield on interest-earning assets decreased 7 basis points to 4.96% for the year ended December 31, 2010 from 5.03% for the year ended December 31, 2009, largely attributable to lower market rates of interest for 2010. For instance, the 5 year FHLB rate dropped 66 basis points from 3.35% to 2.69% and the 10 year treasury rate dropped 55 basis points from 3.85% to 3.30% from December 31, 2009 to 2010, respectively.

Interest Expense. Total interest expense decreased $1.1 million, or 12.0%, to $8.0 million for the year ended December 31, 2010 from $9.1 million in 2009, resulting primarily from the Company reducing deposit interest rates to manage interest rate risk, reflecting decreased market rates of interest. Average interest-bearing liabilities totaled $420.1 million for the year ended December 31, 2010, representing an increase of $16.6 million, or 4.1%, from $403.5 million for the same period in 2009, mainly due to an increase in average interest-bearing borrowings of $13.9 million, or 17.4%. In an effort to manage interest rate risk and increase the margin, the Company funded the increase in loans of $13.2 million with lower cost borrowings. The rate paid on interest-bearing liabilities decreased 35 basis points to 1.91% for the year ended December 31, 2010 from 2.26% in 2009, reflecting the lower interest rate environment.

Provision for Loan Losses.  The Company's provision for loan losses increased $326,000 to $1.2 million for the year ended December 31, 2010 from $897,000 for the same period in 2009.  Factors contributing to the increase in the loan loss provision include the growth in the commercial portfolio, which carries higher risk and requires higher reserves, as well as the continued weakening of the local and national economy, including unemployment rates and increased charge-offs.

The allowance for loan losses was $4.4 million, or 1.02% of total loans, as of December 31, 2010, compared to $4.1 million, or 0.95% of total loans, as of December 31, 2009. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income. Total non-interest income increased $1.3 million, or 100.2%, to $2.6 million for the year ended December 31, 2010 compared to $1.3 million for the same period in 2009.  The increase was primarily due to a $1.4 million decrease in OTTI charges. Excluding the OTTI charges, non-interest income decreased $76,000, or 2.8%, compared to the twelve months ended December 31, 2009. The decrease in non-interest income, excluding OTTI charges, was due to a $264,000 decrease from net loan sales and servicing due to a decrease in volume of loan sales to the secondary market. Loan sales were $18.2 million and $37.0 million, respectively, for the years ended December 31, 2010 and December 31, 2009. Offsetting the decrease in net loan sales and servicing was an increase of $209,000, or 13.9%, in service charges, fees and commissions and a $17,000, or 12.1%, increase in net gains on sales of investment securities.

Non-interest Expenses.  Non-interest expenses were relatively unchanged at $18.0 million for the years ended December 31, 2010 and December 31, 2009. Salaries and benefits increased $149,000, or 1.5%, due to timing of payroll which will be offset in January 2011. Data processing expenses increased $118,000, or 10.8%, professional fees increased $73,000, or 14.5%. These increases were offset by a $117,000, or 10.3%, decrease in furniture and equipment, a $79,000, or 15.8%, decrease in FDIC insurance expense, a $68,000, or 17.8%, decrease in supplies and postage, and a $56,000, or 3.5%, decrease in occupancy expenses.

              Income Taxes. The Company’s income tax benefit decreased $397,000 to a benefit of $230,000 for the year ended December 31, 2010 compared to a benefit of $627,000 in 2009 mainly attributable to the increase in income before income taxes of $2.5 million, which resulted in an increase in current tax expense of $261,000, a decrease in deferred benefit expense of $490,000 and a decrease in the addition to the valuation reserve of $354,000. As of December 31, 2010, a valuation allowance of $1.8 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. Of the $1.8 million valuation allowance, $57,000 was applied for the year ended December 31, 2010. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 10 for additional income tax disclosures.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General.  For the year ended December 31, 2009, the Company reported a net loss of $1.6 million compared to net income of $22,000 for the year ended December 31, 2008.

Net Interest Income.  Net interest income, on a tax equivalent basis, totaled $15.6 million for the year ended December 31, 2009, an increase of $841,000, or 5.7%, from $14.7 million for the same period in 2008. The increase reflects the Company’s ability to decrease the cost of interest-bearing liabilities by $2.1 million, offset by a decrease in income from interest-earning assets of $1.2 million. Net interest margin, on a tax equivalent basis, increased 3 basis points to 3.18% for the year ended December 31, 2009 from 3.15% for the same period in 2008, primarily attributable to the Company’s ability to adapt to the decreasing interest rate environment by decreasing the cost of interest bearing liabilities more than the economic decrease to earning assets.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, decreased $1.2 million, or 4.8%, to $24.7 million for the year ended December 31, 2009 from $25.9 million in 2008, largely reflecting the decreasing interest rate environment. Average interest-earning assets totaled $490.5 million for the year ended December 31, 2009 compared to $468.9 million for the same period last year, representing an increase of $21.7 million, or 4.6%. Average loans increased $18.6 million, or 4.6%, primarily due to strong originations partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2009 to the secondary market. Average investment securities decreased $394,000, or 0.8%.  The tax equivalent yield on interest-earning assets decreased 50 basis points to 5.03% for the year ended December 31, 2009 from 5.53% for the year ended December 31, 2008, largely attributable to lower market rates of interest for 2009.

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

Provision for Loan Losses.  The Company's provision for loan losses increased by $582,000 to $897,000 for the year ended December 31, 2009 from $315,000 for the same period in 2008.  Factors contributing to the increase in the loan loss provision include the growth in the commercial portfolio, which carries higher risk and requires higher reserves, as well as the continued weakening of the local and national economy.

The allowance for loan losses was $4.1 million, or 0.95% of total loans, as of December 31, 2009, as compared to $3.3 million, or 0.79% of total loans, as of December 31, 2008. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $689,000, or 34.4%, to $1.3 million for the year ended December 31, 2009 compared to $2.0 million for the same period in 2008.  The decrease was primarily due to a charge of $1.4 million for OTTI securities recognized in the third quarter, partially offset by a $642,000 increase in loan sales and servicing and a $198,000 increase in gains on sales of securities available for sale.

Non-interest Expenses.  Non-interest expenses increased $2.2 million, or 13.6%, to $18.0 million for the year ended December 31, 2009 from $15.9 million for the same period in 2008. The increase was directly related to the increase in FDIC insurance premium expenses of $492,000 to $539,000 as of December 31, 2009 from $47,000 as of December 31, 2008, including the FDIC special assessment of $229,000 recognized in the second quarter of 2009. Also contributing to the increase was an increase in expenses directly related to the establishment of two new branches in 2009, which included an increase in occupancy expenses of $455,000.

              Income Taxes. The Company’s income tax expense decreased $1.0 million to a tax benefit of $627,000 for the year ended December 31, 2009 compared to a tax expense of $376,000 in 2008 mainly attributable to the decrease in income before income taxes of $2.6 million. As of December 31, 2009, a valuation allowance of $1.7 million has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as a capital loss carry forward. Of the $1.7 million valuation allowance, $411,000 was applied in the second half of 2009. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions.

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

	For the Years Ended December 31,
	2010		2009		2008
	(Dollars in Thousands)
		Average		Average		Average
	Interest	Yield	Interest	Yield	Interest	Yield

Investment securities (non-tax adjustment)	$1,288	2.00%	$809	1.65%	$1,254	2.53%
Tax equivalent adjustment (1)	683		184		156
Investment securities (tax equivalent basis)	$1,971	3.06%	$993	2.02%	$1,410	2.85%

Net interest income (non-tax adjustment)	$16,841		$15,407		$14,594
Tax equivalent adjustment (1)	683		184		156
Net interest income (tax equivalent basis)	$17,524		$15,591		$14,750

Interest rate spread (no tax adjustment)		2.92%		2.74%		2.48%
Net interest margin (no tax adjustment)		3.27%		3.14%		3.11%

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When property is acquired and placed into OREO, it is recorded at the lower of its cost, or market price, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2010 and 2009, the Company had $286,000 and $80,000 classified as OREO, respectively.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Real estate	$5,487	$3,722	$2,595	$779	$1,460
Construction	316	184	97	167	-
Commercial	391	664	139	63	243
Consumer (1)	276	274	85	5	8
Total	$6,470	$4,844	$2,916	$1,014	$1,711
Real estate owned	286	80	269	-	-
Total nonperforming assets	$6,756	$4,924	$3,185	$1,014	$1,711
Total nonperforming loans as a
percentage of total loans (2)	1.49%	1.13%	0.69%	0.26%	0.46%
Total nonperforming assets as a
percentage of total assets (3)	1.18%	0.90%	0.60%	0.22%	0.38%

(1)	Consumer loans include home equity loans.

(2)	Total loans equals net loans plus the allowance for loan losses.

(3)
Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. The Company had one troubled debt restructuring included in nonperforming loans of $1.4 million at December 31, 2010.

As of December 31, 2010, the following loan classes were not accruing interest: there were 26 residential real estate loans, with total principal balances of $3.3 million and total collateral values of $4.3 million, and 8 commercial real estate loans, with total principal balances of $2.2 million and total collateral values of $2.3 million; there was 3 residential construction loans, with total principal balances of $316,000 and total collateral values of $295,000; there were 11 commercial loans, with total principal balances of $391,000 and total collateral values of $629,000; and there were seven home equity loans, with principal balances of $204,000 and total collateral values of $702,000. We do not separately indentify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2010, the Company’s total nonperforming loans as a percentage of total loans of 1.49% was below the peer average of 2.05%. This statistical data was obtained from the December 31, 2010 UBPR Peer Group Average Report and included average data for 398 insured savings banks.

There were 21 residential real estate loans, with total principal balances of $2.7 million and total collateral values of $3.6 million, and five commercial real estate loans, with total principal balances of $982,000 and total collateral values of $2.0 million that were not accruing interest as of December 31, 2009. There was one residential construction loan with a principal balance of $184,000 not accruing interest as of December 31, 2009, with a collateral value of $250,000. There were no commercial construction loans that were not accruing interest as of December 31, 2009. There were 11 commercial loans not accruing interest as of December 31, 2009, with total principal balances of $664,000 and total collateral values of $1.2 million. Of the 11 commercial loans, six loans were applied specific reserves of $53,000 to compensate for 100% of the collateral shortfalls. Only one commercial loan has exposure to loss of $9,000 due to a collateral shortfall. The remaining four commercial loans are adequately collateralized. There were 6 home equity loans not accruing interest as of December 31, 2009 with total principal balances of $182,000 with a combined collateral value of $776,000. Collateral values were sufficient to cover the loan balances of non-accrual loans. At December 31, 2009, the Company’s total nonperforming loans as a percentage of total loans of 1.13% was below the peer average of 1.77%. This statistical data was obtained from the December 31, 2009 UBPR Peer Group Average Report and included average data for 408 insured savings banks.

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

Interest income that would have been recorded for the years ended December 31, 2010 and 2009 had nonperforming loans and troubled debt restructurings been current according to their original terms amounted to $170,000 and $210,000, respectively. Interest income recognized on impaired loans and troubled debt restructurings for the years ended December 31, 2010 and 2009 was $337,000 and $375,000, respectively. Although nonaccrual loans increased $1.6 million, interest forgone on these loans decreased due to lower market rates of interest.

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2010	2009	2008
	(Dollars in Thousands)
Special mention loans	$19,462	$17,342	$12,109
Substandard loans	15,186	7,939	4,439
Doubtful loans	-	502	37
Loss loans	-	17	-
Total classified loans	$34,648	$25,800	$16,585

At December 31, 2010, special mention loans consisted of $1.5 million in commercial loans, $11.9 million in commercial construction loans, and $6.1 million in commercial real estate loans. Substandard loans consisted of $3.3 million in commercial loans, $4.3 million in commercial constructions loans, $4.0 million in commercial real estate loans, $3.3 million in residential real estate loans, and $316,000 in residential construction loans. The increase in classified loans was due to general deterioration of economic conditions that have led to the inability of some businesses to properly service their debt. At December 31, 2010, 79.0% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2010 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2009, special mention loans consisted of $9.5 million in commercial real estate loans, $6.6 million in commercial construction loans, and $1.2 million in commercial business loans; substandard loans consisted of $4.0 million in commercial business loans, $2.5 million in commercial construction loans, and $1.4 million in commercial real estate loans; doubtful loans consisted of $369,000 in commercial business loans and $133,000 in commercial real estate loans; and loss loans consisted of $17,000 in commercial business loans. The increase in classified loans was due to general deterioration of economic conditions that have led to the inability of some businesses to properly service their debt. At December 31, 2009, 95.8% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2009 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2010, our allowance for loan losses represented 1.02% of total loans and 68.48% of nonperforming loans. The allowance for loan losses increased slightly from $4.1 million at December 31, 2009 to $4.4 million at December 31, 2010, due to a provision for loan losses of $1.2 million, partially offset by net charge-offs of $869,000. The provision for loan losses in the year ended December 31, 2010 reflects management’s assessment of several factors. In particular, non-accrual loans increased $1.6 million to $6.5 million at December 31, 2010 from $4.8 million at December 31, 2009. Also, net charge-offs increased $716,000 from December 31, 2009. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

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

The following table sets forth the Company's percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Real estate includes residential, commercial and home equity loans.

	For Years Ended December 31,
	2010			2009			2008
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in each		in each	in each		in each	in each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in Thousands)

Real estate	$2,424	54.7%	74.9%	$2,105	51.6%	74.0%	$1,784	53.5%	76.1%
Construction	550	12.4%	7.6%	811	19.9%	9.0%	624	18.7%	9.9%
Commercial	1,429	32.3%	16.8%	1,124	27.6%	16.0%	895	26.9%	13.0%
Consumer	28	0.6%	0.7%	37	0.9%	1.0%	30	0.9%	1.0%
Unallocated	-	-	-	-	-	-	-	-	-
Total allowance
for loan losses	$4,431	100.0%	100.0%	$4,077	100.0%	100.0%	$3,333	100.0%	100.0%

	For Years Ended December 31,
	2007			2006
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in each		in each	in each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in Thousands)

Real estate	$1,636	53.2%	76.3%	$1,531	52.6%	75.3%
Construction	603	19.6%	10.6%	626	21.5%	11.2%
Commercial	778	25.3%	12.0%	724	24.9%	12.5%
Consumer	31	1.0%	1.1%	27	1.0%	1.0%
Unallocated	28	0.9%	-	-	-	-
Total allowance
for loan losses	$3,076	100.0%	100.0%	$2,908	100.0%	100.0%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Real estate includes residential and commercial real estate loans. There were no home equity loans charged off or recovered as of December 31, 2010.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Allowance for loan losses, beginning of period	$4,077	$3,333	$3,076	$2,908	$2,605
Charged-off loans:
Real estate	(450)	(93)	-	(25)	(47)
Construction	(107)	-	-	-	-
Commercial	(266)	(9)	-	(3)	(88)
Consumer	(109)	(69)	(71)	(37)	(4)
Total charged-off loans	(932)	(171)	(71)	(65)	(139)
Recoveries on loans previously charged-off:
Real estate	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	38	-	-	10	2
Consumer	25	18	13	-	-
Total recoveries	63	18	13	10	2
Net loans charged-off	(869)	(153)	(58)	(55)	(137)
Provision for loan losses	1,223	897	315	223	440
Allowance for loan losses, end of period	$4,431	$4,077	$3,333	$3,076	$2,908

Net loans charged-off to average loans, net	0.20%	0.04%	0.01%	0.01%	0.04%
Allowance for loan losses to total loans (1)	1.02%	0.95%	0.79%	0.80%	0.78%
Allowance for loan losses to nonperforming loans (2)	68.48%	84.17%	114.30%	303.35%	169.96%
Net loans charged-off to allowance for loan losses	19.61%	3.75%	1.74%	1.79%	4.71%
Recoveries to charge-offs	6.76%	10.53%	18.31%	15.38%	1.44%

(1)	Total loans equals net loans plus the allowance for loan losses.
(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; increasing our focus on shorter-term, adjustable-rate commercial and residential investment lending; selling fixed-rate mortgage loans; and periodically selling available-for-sale securities.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at December 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2010 through December 31, 2011.

Increase (Decrease)		Net Interest Income
in Market Interest
Rates (Rate Shock)		$ Amount	$ Change	% Change
(Dollars In Thousands)
500	bp	$20,084	$3,251	19.3%
400		$19,392	$2,559	15.2%
300		$18,718	$1,885	11.2%
200		$18,267	$1,434	8.5%
100		$17,637	$804	4.8%
-		$16,833	-	-
(100)		$15,642	$(1,191)	-7.1%
(200)		$14,948	$(1,885)	-11.2%

The basis points changes in rates in the above table are assumed to occur evenly over the following 12 months.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB-Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term investments primarily consist of U.S. Treasury and government agencies, which we use primarily for the collateral purposes for sweep accounts maintained by commercial customers. The balances of these investments fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, total Bank cash and cash equivalents totaled $35.6 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $362,000 at December 31, 2010. Other liquid assets as of December 31, 2010 include: U.S. Treasury securities and collateralized mortgage obligations, net of pledged securities, of $8.8 million, loans held for sale of $1.9 million, and certificates of deposit of $11.7 million. At December 31, 2010, the Bank had an over collateralized securities pledging position of $7.9 million.

On December 31, 2010, we had $71.6 million of borrowings outstanding with the FHLB. At December 31, 2010, we had the ability to borrow an additional $7.9 million based on the collateral pledged to the FHLB. The Company is able to pledge additional collateral to increase the advance availability with the FHLB of up to 50% of its asset base. In addition, at December 31, 2010 we had the following contingency funding sources available: a $2.0 million available line of credit with the FHLB, which has been reduced from our FHLB availability based on pledged collateral; an unsecured line of credit of $3.0 million with Bankers Bank, N.E; and the ability to purchase up to $3.0 million in fed funds. During the year ended December 31, 2010, we did not utilize any of the three contingency funding sources. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2010, we had $101.2 million in loan commitments outstanding, which consisted of $10.7 million in commercial loan commitments, $4.9 million of mortgage loan commitments, and $232,000 in home equity and consumer commitments; $7.1 million in unadvanced construction loan commitments; $75.9 million in unused lines of credit; and $2.3 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2010 totaled $117.6 million, or 53.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2010 (in thousands):

	Payments due by period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$71,615	$5,000	$25,600	$32,619	$8,396
Operating lease obligations	6,051	410	744	748	4,149
Other long-term liabilities reflected on the
Company's balance sheet under GAAP	-	-	-	-	-
Total	$77,666	$5,410	$26,344	$33,367	$12,545

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

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity at December 31, 2010 was $91.9 million compared to $94.2 million at December 31, 2009. The decrease was primarily attributed to the Company’s stock repurchase plan, partially offset by net income of $465,000 and stock-based compensation of $1.6 million. In 2010, the Company purchased 367,052 shares of the Company’s common stock at a cost of $4.3 million and an average per share price of $11.83. Our capital management strategies allowed us to increase our book value per share by $0.52, or 3.5%, to $15.28 at December 31, 2010 compared to $14.76 at December 31, 2009. During 2010, 2009 and 2008 we repurchased approximately $4.3 million, or 367,052 shares, $1.5 million, or 117,723 shares, and $10.4 million, or 787,615 shares, of our stock respectively. In the future, we may also use other capital management tools such as cash dividends.

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

For the years ended December 31, 2010 and December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2010 Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	the Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans
approved by security holders	708,720	$14.22	156,738

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	708,720	$14.22	156,738

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

1.     Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2010 and 2009
-	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
-	Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.     Exhibits

No.		Description

3.1		Certificate of Incorporation of Chicopee Bancorp, Inc. (1)

3.2		Bylaws of Chicopee Bancorp, Inc. (2)

4.1		Stock Certificate of Chicopee Bancorp, Inc. (1)

10.1	*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)

10.2	*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)

10.3	*	Amended and Restated Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank (3)

10.4	*	Amended and Restated Change in Control Agreement between Alzira C. Costa and Chicopee Savings Bank (3)

10.5	*	Amended and Restated Change in Control Agreement between Maria J.C. Aigner and Chicopee Savings Bank (3)

10.6	*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)

10.7	*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)

10.8	*	Form of Loan Agreement (1)

10.9	*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)

10.10	*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)

10.11	*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer and William J. Wagner (1)

10.12	*	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Alzira C. Costa, Russell J. Omer and William J. Wagner (3)

10.13	*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)

10.14	*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)

10.15	*	Change in Control Agreement between Chicopee Savings Bank and Guida R. Sajdak (4)

10.16	*	Employment Agreement between Chicopee Bancorp, Inc. and Russell J. Omer (4)

10.17	*	Employment Agreement between Chicopee Savings Bank and Russell J. Omer (4)

21.0	List of Subsidiaries

23.0	Consent of Berry, Dunn, McNeil & Parker

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or agreement.
(1)
Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 15, 2011
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 15, 2011
William J. Wagner	and Chief Executive Officer
(principal executive officer)

/s/ Guida R. Sajdak	Senior Vice President, Chief	March 15, 2011
Guida R. Sajdak	Financial Officer and Treasurer
(principal financial and chief
accounting officer)

/s/ James P. Lynch	Director	March 15, 2011
James P. Lynch

/s/ William D. Masse	Director	March 15, 2011
William D. Masse

/s/ Arthur F. DuBois	Director	March 15, 2011
Arthur F. DuBois

/s/ William J. Giokas	Director	March 15, 2011
William J. Giokas

/s/ John P. Moylan	Director	March 15, 2011
John P. Moylan

/s/ Gregg F. Orlen	Director	March 15, 2011
Gregg F. Orlen

/s/ Judith T. Tremble	Director	March 15, 2011
Judith T. Tremble

/s/ Thomas J. Bardon	Director	March 15, 2011
Thomas J. Bardon

/s/ James H. Bugbee	Director	March 15, 2011
James H. Bugbee

/s/ Louis E. Dupuis	Director	March 15, 2011
Louis E. Dupuis

/s/ Douglas K. Engebretson	Director	March 15, 2011
Douglas K. Engebretson

/s/ Gary G. Fitzgerald	Director	March 15, 2011
Gary G. Fitzgerald

/s/ Paul C. Picknelly	Director	March 15, 2011
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2010, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. We have also audited Chicopee Bancorp, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Berry, Dunn, McNeil & Parker
Portland, Maine

March 15, 2011

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009
	(In thousands, except share data)

Cash and due from banks	$6,903	$9,757
Short-term investments	-	16
Federal funds sold	28,970	10,302
Cash and cash equivalents	35,873	20,075

Securities available-for-sale, at fair value	362	503
Securities held-to-maturity, at cost (fair value $69,912 and $63,130
at December 31, 2010 and 2009, respectively)	69,713	62,983
Federal Home Loan Bank stock, at cost	4,489	4,306
Loans receivable, net of allowance for loan losses ($4,431 at
December 31, 2010 and $4,077 at December 31, 2009)	430,307	424,655
Loans held for sale	1,888	534
Other real estate owned	286	80
Mortgage servicing rights	306	297
Bank owned life insurance	13,032	12,610
Premises and equipment, net	10,340	10,652
Accrued interest receivable	1,897	1,629
Deferred income tax asset	2,469	2,112
FDIC prepaid insurance	1,361	1,783
Other assets	1,381	1,931
Total assets	$573,704	$544,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$48,302	$42,629
Interest-bearing	343,635	322,869
Total deposits	391,937	365,498

Securities sold under agreements to repurchase	17,972	20,422
Advances from Federal Home Loan Bank	71,615	63,675
Accrued expenses and other liabilities	298	383
Total liabilities	481,822	449,978

Commitments and contingencies (Notes 10, 11, 12, 13, 14, 15, 16 and 17)

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized,
7,439,368 shares issued at December 31, 2010 and December 31, 2009)	72,479	72,479
Treasury stock, at cost (1,427,390 shares at December 31, 2010 and
1,060,338 shares at December 31, 2009)	(18,295)	(13,951)
Additional paid-in capital	2,255	1,765
Unearned compensation (restricted stock awards)	(1,431)	(2,269)
Unearned compensation (Employee Stock Ownership Plan)	(4,463)	(4,761)
Retained earnings	41,308	40,843
Accumulated other comprehensive income	29	66
Total stockholders' equity	91,882	94,172
Total liabilities and stockholders' equity	$573,704	$544,150

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share data)
Interest and dividend income:
Loans, including fees	$23,537	$23,676	$24,125
Interest and dividends on securities	1,288	809	1,254
Other interest-earning assets	32	29	404
Total interest and dividend income	24,857	24,514	25,783

Interest expense:
Deposits	5,930	7,205	9,391
Securities sold under agreements to repurchase	68	210	348
Other borrowed funds	2,018	1,692	1,450
Total interest expense	8,016	9,107	11,189

Net interest income	16,841	15,407	14,594
Provision for loan losses	1,223	897	315
Net interest income, after provision for loan losses	15,618	14,510	14,279

Non-interest income:
Service charges, fee and commissions	1,716	1,507	1,602
Loan sales and servicing, net	365	629	(13)
Net gain (loss) on sales of securities available-for-sale	158	382	(47)
Loss on sales of other than temporarily impaired securities	-	(241)	(10)
Loss on sale of other real estate owned	(22)	(28)	-
Other than temporary impairment charge	(13)	(1,403)	-
Income from bank owned life insurance	422	466	469
Total non-interest income	2,626	1,312	2,001

Non-interest expenses:
Salaries and employee benefits	10,407	10,258	9,496
Occupancy expenses	1,551	1,607	1,152
Furniture and equipment	1,022	1,139	974
FDIC insurance assessment	422	501	47
Data processing	1,207	1,089	907
Professional fees	577	504	729
Advertising	501	514	488
Stationery, supplies and postage	315	383	351
Other non-interest expense	2,007	2,050	1,738
Total non-interest expenses	18,009	18,045	15,882

Income (loss) before income taxes	235	(2,223)	398
Income tax (benefit) expense	(230)	(627)	376
Net income (loss)	$465	$(1,596)	$22

Earnings (loss) per share: (1)
Basic	$0.08	$(0.28)	$-
Diluted	$0.08	$(0.28)	$-
Adjusted weighted average common shares outstanding
Basic	5,662,864	5,715,618	5,986,141
Diluted	5,668,596	5,715,618	5,986,427

(1) Common stock equivalents are excluded from the computation of diluted net loss per share for the year ended December 31, 2009, since the inclusion of such equivalents would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2010, 2009 and 2008

				Unearned			Accumulated
			Additional	Compensation	Unearned		Other
	Common	Treasury	Paid-in	(restricted	Compensation	Retained	Comprehensive
	Stock	Stock	Capital	stock awards)	(ESOP)	Earnings	(Loss) Income	Total
	(In thousands, except number of shares)

Balance at December 31, 2007	$72,479	$(2,108)	$573	$(3,940)	$(5,356)	$42,417	$234	$104,299
Comprehensive loss:
Net income	-	-	-	-	-	22	-	22
Change in net unrealized gain on
securities available-for-sale (net of
deferred income taxes of $886)	-	-	-	-	-	-	(1,654)	(1,654)
Total comprehensive loss								(1,632)
Treasury stock purchased (787,615
shares)	-	(10,375)	-	-	-	-	-	(10,375)
Change in unearned compensation:
Stock option expense	-	-	514	-	-	-	-	514
Restricted stock award expense	-	-	-	833	-	-	-	833
Common stock held by ESOP
committed to be released	-	-	81	-	297	-	-	378
Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017
Comprehensive loss:
Net loss	-	-	-	-	-	(1,596)	-	(1,596)
Change in net unrealized loss on
securities available-for-sale (net of
deferred tax expense of $795)	-	-	-	-	-	-	1,486	1,486
Total comprehensive loss								(110)
Treasury stock purchased (117,723
shares)	-	(1,468)	-	-	-	-	-	(1,468)
Change in unearned compensation:
Stock option expense	-	-	524	-	-	-	-	524
Restricted stock award expense	-	-	-	838	-	-	-	838
Common stock held by ESOP
committed to be released	-	-	73	-	298	-	-	371
Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172
Comprehensive income:
Net income	-	-	-	-	-	465	-	465
Change in net unrealized gain on
securities available-for-sale (net of
deferred income taxes of $20)	-	-	-	-	-	-	(37)	(37)
Total comprehensive income								428
Treasury stock purchased (367,052
shares)	-	(4,344)	-	-	-	-	-	(4,344)
Change in unearned compensation:
Stock option expense	-	-	432	-	-	-	-	432
Restricted stock award expense	-	-	-	838	-	-	-	838
Common stock held by ESOP
committed to be released	-	-	58	-	298	-	-	356
Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:	(In thousands)
Net income (loss)	$465	$(1,596)	$22
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	1,007	1,145	1,095
Provision for loan losses	1,223	897	315
Increase in cash surrender value of life insurance	(422)	(466)	(469)
Realized (gains) losses on investment securities, net	(158)	(382)	47
Realized losses on other than temporarily impaired securities	-	241	10
Other than temporary impairment charge	13	1,403	-
Realized losses on disposal of property and equipment	-	-	1
Realized gains on sales of loans	(169)	(352)	(22)
Net loss on sales of other real estate owned	22	28	-
Net change in loans originated for resale	(1,354)	(349)	(185)
Deferred income tax (benefit) expense	(337)	(473)	363
Decrease (increase) in FDIC prepaid insurance	422	(1,783)	-
Decrease (increase) in other assets	587	(5)	(1,045)
(Increase) decrease in accrued interest and dividends receivable	(268)	(52)	175
Decrease in other liabilities	(85)	(9)	(740)
Change in unearned compensation	1,626	1,733	1,725
Net cash provided (used) by operating activities	2,572	(20)	1,292

Cash flows from investing activities:
Additions to premises and equipment	(582)	(1,012)	(4,469)
Loan originations and principal collections, net	(7,479)	(9,754)	(36,792)
Proceeds from sales or paydowns of other real estate owned	376	439	-
Proceeds from sales of securities available-for-sale	228	8,086	2,595
Proceeds from calls of securities held-to-maturity	-	5,000	-
Purchases of securities available-for-sale	-	(2,301)	(2,780)
Purchases of securities held-to-maturity	(114,100)	(132,035)	(327,157)
Maturities of securities held-to-maturity	105,072	112,800	304,724
Proceeds from principal paydowns of securities held-to-maturity	2,309	935	-
Net purchase of FHLB stock	(183)	-	(2,723)
Net cash used in investing activities	(14,359)	(17,842)	(66,602)

Cash flows from financing activities:
Net increase in deposits	26,439	30,731	8,694
Net (decrease) increase in securities sold under agreements to repurchase	(2,450)	(1,534)	7,777
Proceeds from long-term FHLB advances	24,500	29,000	52,000
Payments on long-term FHLB advances	(16,560)	(31,892)	(3,207)
Net (decrease) increase in short-term advances	-	(10,000)	10,000
Stock purchased for treasury	(4,344)	(1,468)	(10,375)
Net cash provided by financing activities	27,585	14,837	64,889

Net increase (decrease) in cash and cash equivalents	15,798	(3,025)	(421)

Cash and cash equivalents at beginning of year	20,075	23,100	23,521

Cash and cash equivalents at end of year	$35,873	$20,075	$23,100

Supplemental cash flow information:
Interest paid on deposits	$5,930	$7,205	$9,391
Interest paid on borrowings	2,099	1,865	1,701
Income taxes paid	239	63	822
Transfers from loans to other real estate owned	566	277	269

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

Use of estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans

The Company grants real estate, commercial and consumer loans to customers. Real estate loans include residential loans secured by first lien real estate and residential construction loans. Commercial loans include commercial real estate, commercial & industrial, commercial construction loans and residential investment loans. Consumer loans include second mortgages, home improvements, equity loans, automobile and personal loans. For purposes of evaluating the risk in our loan portfolio, we have identified the following loan classes, which are used in evaluating the adequacy of the allowance for loan losses: residential real estate, residential construction, commercial real estate, commercial construction, commercial & industrial, consumer and home equity loans.

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

Delinquency and nonaccrual

All loan classes, as mentioned above, past due greater than 30 days are considered delinquent. The Company  calculates the number of days past due based on a 30 day month. Management continuously monitors delinquency and nonaccrual levels and trends.

It is the policy of the Company to discontinue the accrual of interest on all loan classes when principal or interest payments are delinquent 90 days or more. The accrual of interest is also discontinued for impaired loans that are delinquent 90 days or more or at management’s discretion.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All interest accrued, but not collected, for all loan classes, including impaired loans that are placed on nonaccrual or charged off, is reversed against interest income. Interest recognized on these loans is limited to interest payments received until qualifying for return to accrual. All loan classes are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Risk Characteristics

Residential Real Estate includes loans which enable the borrower to purchase or refinance existing homes, most of which serve as the primary residence of the owner. Repayment is dependent on the credit quality of the borrower. Factors attributable to failure of repayment may include a weakened economy and/or unemployment, as well as possible personal considerations. While we anticipate adjustable-rate mortgages will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment.

Commercial Real Estate loans are secured by commercial real estate and residential investment real estate and generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Risk in commercial real estate and residential investment lending are borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

Construction Loans are generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.

Commercial and Industrial Loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer and Home Equity Loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan classes: commercial real estate, commercial construction and commercial & industrial. The risks evaluated in determining an adequate credit risk rating, include the financial strength of the borrower and the collateral securing the loan. Commercial loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention through loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

The following describes the credit risk ratings:

Special Mention- Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses.

Substandard- Assets that have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Non-accruing loans are typically classified as substandard.

Doubtful- Assets that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.

Loss- Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

Residential real estate and residential construction loans are categorized into pass and substandard risk ratings. Substandard residential loans are loans that are on nonaccrual status and are individually evaluated for impairment.

Consumer loans are considered nonperforming when they are 90 days past due or have not returned to accrual status. Consumer loans are not individually evaluated for impairment.

Home equity loans are considered nonperforming whey they are 90 days past due or have not returned to accrual status. Each nonperforming home equity loan is individually evaluated for impairment.

Loans charged off

Commercial loans- Loans past due more than 120 days are considered for one of three options: charge-off the balance of the loan, charge-off any excess balance over the value of the collateral securing the loan, or continue collection efforts subject to a monthly review until either the balance is collected or a charge-off recommendation can be reasonably made.

Residential loans- In general, no charge-off will be recommended until a potential shortfall can be determined when the Bank has received an updated appraisal and title to the property. However, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as a loss in the allocation of loan loss reserves. This amount is recommended for charge off, when the property is acquired and transferred on the balance sheet from loans to other real estate owned.

Consumer loans- Generally all loans are automatically considered for charge-off at 90 to 120 days from the contractual due date, unless there is liquid collateral in hand sufficient to repay principal and interest in full.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the probable loss exposure in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management. Qualitative factors, or risks considered in evaluating the adequacy of the allowance for loan losses for all loan classes include historical loss experience; levels and trends in delinquencies, nonaccrual loans, impaired loans and net charge offs; the character and size of the loan portfolio; effects of any changes in underwriting policies; experience of management and staff; current economic conditions and their effect on borrowers; effects of changes in credit concentrations, and management’s estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Impairment

Loans considered for impairment include all loan classes of commercial and residential, as well as home equity loans. The classes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, except for home equity loans.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other real estate owned

Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2010	2009	2008

Net income (loss) (in thousands)	$465	$(1,596)	$22

Weighted average number of common shares
issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,149,876)	(1,008,680)	(649,241)
Less: average number of unallocated ESOP shares	(476,121)	(505,878)	(535,635)
Less: average number of nonvested restricted stock awards	(150,507)	(209,192)	(268,351)

Adjusted weighted average number of common
shares outstanding	5,662,864	5,715,618	5,986,141
Plus: dilutive nonvested restricted stock awards	5,732	-	286
Weighted average number of diluted shares outstanding	5,668,596	5,715,618	5,986,427

Net income (loss) per share:
Basic- common stock	$0.08	$(0.28)	$-
Basic- unvested share-based payment awards	$0.08	$(0.28)	$-
Diluted- common stock	$0.08	$(0.28)	$-
Diluted- unvested share-based payment awards	$0.08	$(0.28)	$-

There were 591,334, 688,167, and 671,667 stock options for the years ended December 31, 2010, 2009 and 2008, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

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

The components of other comprehensive (loss) income and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Unrealized holding gains (losses) on available-for-sale
securities arising during the year	$88	$1,019	$(2,597)
Other than temporary impairment charge realized in income	13	1,403	-
Reclassification adjustment for (gains) losses
realized in income	(158)	(141)	57
Net unrealized holding (losses) gains	(57)	2,281	(2,540)
Tax effect	20	(795)	886

Other comprehensive (loss) income	$(37)	$1,486	$(1,654)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2010	2009
	(In Thousands)
Net unrealized gain on securities
available-for-sale	$43	$101
Tax effect	(14)	(35)

Net-of-tax amount	$29	$66

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a change to Accounting Standards Codification (ASC) Topic 860, "Transfers and Servicing,” to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of a previous FASB statement that are not consistent with the original intent and key requirements of that statement and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This ASC is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued a change to ASC Topic 810, "Consolidation,” to amend certain requirements of consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The ASC is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which updates ASC Topic 820.  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2. Another valuation technique that is consistent with the principles of ASC Topic 820; examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for the first reporting period beginning after August 2009.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements," to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, FASB issued ASU 2010-20, “Receivables (Topic 310: Disclosures about the Credit Quality of Financial Receivables and the Allowance for Credit Losses.” This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.            RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain certain reserves of cash on hand or deposits with the Federal Reserve Bank.  At December 31, 2010 and 2009, these reserve balances amounted to $1.2 million and $1.1 million, respectively, and are included in cash and due from banks.

3.            SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follow:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$319	$43	$-	$362
Total securities available-for-sale	$319	$43	$-	$362

Securities held-to-maturity
U.S. Treasury securities	$30,817	$-	$(1)	$30,816
Corporate and industrial
revenue bonds	23,348	-	-	23,348
Certificates of deposit	11,725	-	-	11,725
Collateralized mortgage obligations	3,823	200	-	4,023
Total securities held-to-maturity	$69,713	$200	$(1)	$69,912

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$402	$116	$(15)	$503
Total securities available-for-sale	$402	$116	$(15)	$503

Securities held-to-maturity
Debt securities of U.S. Government
sponsored enterprises	$1,999	$-	$-	$1,999
U.S. Treasury securities	43,118	3	(4)	43,117
Corporate and industrial
revenue bonds	12,109	-	-	12,109
Collateralized mortgage obligations	5,757	153	(5)	5,905
Total securities held-to-maturity	$62,983	$156	$(9)	$63,130

¹ Marketable equity securities does not include FHLB-Boston stock of $4.5 million and $4.3 million and Banker's Bank stock of $183,000 and $183,000, respectively, at December 31, 2010 and 2009.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, securities with a carrying value of $25.9 million and $30.4 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(In Thousands)
Within 1 year	$42,542	$42,541
From 1 to 5 years	3,243	3,243
From 5 to 10 years	12,123	12,323
Over 10 years	11,805	11,805

	$69,713	$69,912

Proceeds from sales of securities available-for-sale during the years ended December 31, 2010, 2009 and 2008 amounted to $228,000, $8.1 million, and $2.6 million, respectively.  Gross realized gains of $158,000, $510,000, and $534,000, and gross realized losses of $0, $369,000, and $591,000, were realized during the years ended December 31, 2010, 2009 and 2008, respectively.  Of the $369,000 and $591,000 realized losses in 2009 and 2008, respectively, $241,000 and $10,000 were OTTI in 2009 and 2008, respectively. The tax provision applicable to these net realized gains and losses in 2010, 2009, and 2008 amounted to $46,000, $48,000, and $19,000, respectively.

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

During the year ended December 31, 2009, the Company incurred OTTI charges of $1.4 million. The Company also sold securities that were other-than-temporarily impaired with total losses of $241,000. Management evaluated these securities according to the Company’s OTTI policy and determined the declines in value to be other-than-temporary.

During the year ended December 31, 2010, management determined that one equity security in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses and Other-than-Temporary-Impairment on Investment Securities

The following table represents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2010 and 2009:

	December 31, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,995	$(1)	$-	$-	$17,995	$(1)
Total temporarily impaired securities	$17,995	$(1)	$-	$-	$17,995	$(1)

	December 31, 2009
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Marketable equity securities	$-	$-	$311	$(15)	$311	$(15)
U.S. Treasury securities	19,436	(4)	-	-	19,436	(4)
Collateralized mortgage obligations	190	(5)	-	-	190	(5)
Total temporarily impaired securities	$19,626	$(9)	$311	$(15)	$19,937	$(24)

U.S. Treasury Securities.
Unrealized losses within the U.S. Treasury securities category at December 31, 2010 and 2009 all had losses for less than 12 months. The losses totaled approximately $1,000 and $4,000, respectively.

Collateralized Mortgage Obligations.
Unrealized losses within the collateralized mortgage obligations (“CMO”) category at December 31, 2009, related to 2 securities, both with continuous losses for less than 12 months. The losses totaled approximately $5,000. There were no unrealized losses at December 31, 2010.

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

As of December 31, 2010, the Company had 16 CMO bonds, or 22 individual issues, with an aggregate book value of $3.8 million, which included 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan to value ratios of less than 65%. The total exposure of these 5 bonds to the Company was approximately $13,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

These 16 CMO bonds have been substantially paid down with an average current factor of 18%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of December 31, 2010.

Marketable Equity Securities.
As of December 31, 2010, there were no unrealized losses within the equity securities portfolio. The portfolio ended the year with a net unrealized gain of $43,000 compared to $101,000 at December 31, 2009.

Unrealized losses within the marketable equity securities category at December 31, 2009 related to 4 securities, or 2 companies in the financial industry, of which all had continuous losses for more than 12 months. Unrealized loss as a percent of cost was 0.05%.

Federal Home Loan Bank stock and Federal Reserve Bank stock have also been evaluated for impairment. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2010 and 2009, the Company’s investment in FHLB stock totaled $4.5 million and $4.3 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The Company had no dividend income on its FHLB stock in 2010 and 2009.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010. The Bank will continue to monitor its investment in FHLB stock.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.            LOANS

At December 31, 2010, the Company's net loan portfolio was $430.3 million, or 75.0% of total assets, compared to $424.7 million, or 78.0% of total assets, at December 31, 2009. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	December 31, 2010		December 31, 2009
		Percent		Percent
	Amount	of Total	Amount	of Total
	(In Thousands)

Real estate loans:
Residential real estate¹	$132,670	30.6%	$139,937	32.7%
Home equity	29,933	6.9%	29,320	6.9%
Commercial	162,107	37.4%	147,255	34.4%
Total	324,710	74.9%	316,512	74.0%
Construction-residential	6,428	1.5%	9,192	2.1%
Construction-commercial	26,643	6.1%	29,121	6.9%
Total construction	33,071	7.6%	38,313	9.0%
Total real estate loans	357,781	82.5%	354,825	83.0%
Consumer loans	3,165	0.7%	4,390	1.0%
Commercial loans	72,847	16.8%	68,552	16.0%
Total loans	433,793	100.0%	427,767	100.0%
Net deferred loan origination costs	945		965
Allowance for loan losses	(4,431)		(4,077)
Loans, net	$430,307		$424,655

¹ Excludes loans held for sale of $1.9 million and $534,000 at December 31, 2010 and 2009, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2010:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$68,048	$10,484	$152,062	$230,594
Special mention	1,516	11,856	6,090	19,462
Substandard	3,283	4,303	3,955	11,541
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$72,847	$26,643	$162,107	$261,597

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
Pass	$129,341	$6,112	$135,453
Substandard (also, nonaccrual)	3,329	316	3,645
Total residential loans	$132,670	$6,428	$139,098

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
Performing	$3,093	$29,729	$32,822
Nonperforming (nonaccrual)	72	204	276
Total consumer loans	$3,165	$29,933	$33,098

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance at beginning of year	$4,077	$3,333	$3,076
Provision for loan losses	1,223	897	315
Recoveries	63	18	13
Loans charged-off	(932)	(171)	(71)

Balance at end of year	$4,431	$4,077	$3,333

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2010:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses
ending balance
Collectively evaluated for
impairment	$349	$86	$1,632	$374	$1,016	$28	$128	$3,613
Individually evalutated for
impairment	164	62	151	28	413	-	-	818
	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431

Total loans ending balance
Collectively evaluated for
impairment	$129,342	$6,112	$158,437	$24,915	$69,601	$3,165	$29,729	$421,301
Individually evalutated for
impairment	3,328	316	3,670	1,728	3,246	-	204	12,492
	$132,670	$6,428	$162,107	$26,643	$72,847	$3,165	$29,933	$433,793

The following is a summary of information pertaining to impaired loans:

	December 31,
	2010	2009
	(In Thousands)
Impaired loans without a valuation allowance	$6,800	$8,384

Impaired loans with a valuation allowance	5,692	1,956

Total impaired loans	$12,492	$10,340

Valuation allowance related to impaired loans	$818	$501

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Average recorded investment in
impaired loans	$11,448	$9,372	$4,812

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2010:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,274	$2,274	$1,948	$-	$33
Residential construction	97	97	179	-	-
Commercial real estate	2,341	2,666	1,262	-	26
Commercial construction	1,500	1,500	1,499	-	50
Commercial	384	384	1,199	-	10
Consumer	-	-	-	-	-
Home equity	204	204	150	-	4

With an allowance
Residential real estate	$1,054	$1,054	$835	$164	$22
Residential construction	219	219	81	62	-
Commercial real estate	1,329	1,329	1,244	151	47
Commercial construction	228	228	563	28	16
Commercial	2,862	2,862	2,481	413	129
Consumer	-	-	-	-	-
Home equity	-	-	7	-	-

Total
Residential real estate	$3,328	$3,328	$2,783	$164	$55
Residential construction	316	316	260	62	-
Commercial real estate	3,670	3,995	2,506	151	73
Commercial construction	1,728	1,728	2,062	28	66
Commercial	3,246	3,246	3,680	413	139
Consumer	-	-	-	-	-
Home equity	204	204	157	-	4

Interest income recognized on impaired loans was $337,000, $375,000, and $169,000 for the years ended December 31, 2010, 2009, and 2008. No additional funds are committed to be advanced in connection with impaired loans.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonaccrual loans as of December 31, 2010:

Nonaccrual
(In Thousands)
Residential
Residential	$3,329
Residential construction	316

Commercial
Commercial	391
Commercial real estate	2,158
Commercial construction	-

Consumer
Home equity	204
Consumer	72

Total	$6,470

The following table presents an aging analysis of past due loans as of December 31, 2010:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$964	$622	$2,356	$3,942	$128,728	$132,670
Residential construction	-	-	316	316	6,112	6,428
Commercial real estate	340	33	758	1,131	160,976	162,107
Commercial construction	-	-	-	-	26,643	26,643
Commercial	105	401	258	764	72,083	72,847
Consumer	92	3	68	163	3,002	3,165
Home equity	107	6	117	230	29,703	29,933
Total	$1,608	$1,065	$3,873	$6,546	$427,247	$433,793

Any loan with a payment more than 30 days past due will be considered delinquent.

Nonaccrual loans were $6.5 million and $4.8 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, nonaccrual loans exceed loans greater than 90 days past due by $2.6 million due to nonaccrual loans that have been paid down to less than 90 days delinquent, but are considered nonaccrual until the borrower becomes current with all past due payments. Interest foregone was $170,000, $210,000, and $126,000 for the years ended December 31, 2010, 2009, and 2008, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2010 and 2009.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.            LOAN SERVICING

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgages that are serviced for others was $75.8 million and $71.4 million at December 31, 2010 and 2009, respectively. The Company recorded net gains on sales of loans of $169,000, $352,000 and $22,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company capitalizes servicing rights quarterly based on a third party valuation. The balance of capitalized servicing rights included in other assets at December 31, 2010 and 2009 was $306,000 and $297,000, respectively. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2010, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.22%), weighted average servicing fee (25.17 basis points), and net cost to service loans ($41.46 per loan). The fair value of the Company’s servicing rights was $455,000 and $582,000 at December 31, 2010 and 2009, respectively. There was a valuation allowance of $70,000 and $33,000 at December 31, 2010 and 2009, respectively. The Company charged $37,000, $6,000 and $27,000 in impairment write-downs for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance at beginning of year	$297	$75	$228
Capitalized mortgage servicing rights	169	352	22
Impairment losses	(37)	(6)	(27)
Amortization	(123)	(124)	(148)

Balance at end of year	$306	$297	$75

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.            PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
	2010	2009
	(In Thousands)
Land	$1,529	$1,529
Buildings	9,657	9,372
Leasehold improvements	1,432	1,432
Furniture and equipment	5,248	5,080
Computer software and equipment	1,530	1,443
	19,396	18,856
Accumulated depreciation and amortization	(9,056)	(8,204)

Premises and equipment, net	$10,340	$10,652

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2010, 2009, and 2008 amounted to $894,000, $1,037,000 and $824,000, respectively.

7.            DEPOSITS

A summary of deposit balances by type is as follows:

	December 31,
	2010	2009
	(In Thousands)
Demand	$48,302	$42,629
NOW	14,572	18,466
Money market	66,218	55,293
Regular savings	44,215	42,875
Total non-certificate accounts	173,307	159,263

Certificate accounts less than $100,000	108,280	106,745
Certificate accounts of $100,000 or more	110,350	99,490
Total certificate accounts	218,630	206,235

Total deposits	$391,937	$365,498

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of certificate accounts by maturity is as follows:

	December 31, 2010		December 31, 2009
	(In Thousands)
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

2010	$-	-	$112,867	2.01%
2011	117,627	2.10%	32,315	4.48%
2012	23,750	2.48%	11,895	3.50%
2013	25,900	3.31%	18,295	3.74%
2014	30,057	2.92%	30,863	2.90%
2015	21,296	2.85%	-	-

	$218,630	2.47%	$206,235	2.77%

8.            REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase, (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities and are summarized as follows:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Balance at year-end	$17,972	$20,422
Average amount outstanding during the year	18,703	21,339
Interest expense incurred during the year	68	210
Maximum amount outstanding at any month-end	29,639	27,334
Weighted average interest rate during the year	0.36%	0.98%
Weighted average interest rate on year-end balances	0.25%	0.50%

At December 31, 2010 and 2009, securities with a carrying value of $25.9 million and $30.4 million, respectively, were pledged to secure repurchase agreements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.            ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Boston (FHLB) consist of the following:

		December 31, 2010		December 31, 2009
			Weighted		Weighted
			Average		Average
		Amount	Rate	Amount	Rate
		(In Thousands)
Fixed-rate FHLB advances maturing:
2010		$-	-	$5,000	2.50%
2011	(a)	-	-	16,450	3.74%
2012	(a)	22,996	2.56%	4,053	4.34%
2013	(a)	2,604	3.55%	3,588	3.55%
2014	(a)	19,607	2.35%	24,584	2.35%
2015	(a)	13,012	2.12%	-	-
2016	(a)	4,340	2.55%	5,000	2.55%
2017	(a)	4,056	2.57%	-	-
2018	(b)	5,000	3.69%	5,000	3.69%

Total FHLB advances		$71,615	2.54%	$63,675	3.04%

(a) Includes amortizing advances requiring monthly principal and interest payments.
(b) One time put option- The FHLB may, at its option and its sole discretion, require the Member to repay this advance on June 30, 2011 provided that the FHLB has given the Member at least four days written notice of its intention to exercise its option.

FHLB advances are secured primarily by a blanket lien on qualified one- to four-family first mortgages, certain pledged commercial real estate loans and by the Company’s holding of FHLB stock.  At December 31, 2010 and 2009, the Company was in compliance with the FHLB collateral requirements. At December 31, 2010, the Company pledged total net eligible loans of $147.7 million of collateral to the FHLB.

At December 31, 2010, the Company had the ability to borrow an additional $7.9 million based on the collateral pledged to the FHLB.  In addition, the Company is able to pledge additional collateral to increase the advance availability with the FHLB.

The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to manage interest rate risk. At December 31, 2010, all of the Company’s outstanding FHLB advances were at fixed interest rates ranging from 0.70% to 3.69%. The weighted average rate for all FHLB advances at December 31, 2010 was 2.54%.

Of the $71.6 million in advances outstanding at December 31, 2010, $5.0 million is callable by the FHLB.

At December 31, 2010 and 2009, the Company had $4.5 million and $4.3 million of FHLB stock and could immediately borrow up to $7.9 million and $13.1 million, respectively, without purchasing additional FHLB stock.

During the year-ended December 31, 2010, the Company restructured a portion of existing advances to lower rates, with similar terms. Advances of $19.9 million were restructured to lower the cost of funds by 100 basis points and extend the maturity by one year.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million and an unsecured line of credit with Banker’s Bank, N.E. The unsecured line of credit with Banker’s Bank, N.E. allows the Company to borrow up to $3.0 million. At December 31, 2010, there were no amounts outstanding under the two lines of credit.

10.           INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Current tax expense (benefit):
Federal	$92	$(163)	$(14)
State	15	9	27
	107	(154)	13
Deferred tax (benefit) expense:
Federal	(309)	(761)	(15)
State	(85)	(123)	78
	(394)	(884)	63

Change in valuation reserve	57	411	300
	(337)	(473)	363

Income tax (benefit) expense	$(230)	$(627)	$376

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2010	2009	2008

Statutory rate	34.0%	34.0%	34.0%
(Decrease) increase resulting from:
State taxes, net of federal tax benefit	3.7%	3.4%	16.5%
Dividends received deduction	-1.8%	1.6%	-9.6%
Change in valuation allowance	24.2%	-18.5%	71.3%
Tax-exempt interest	-142.1%	4.0%	-18.1%
Bank owned life insurance	-60.9%	7.1%	-37.9%
Stock-based compensation	60.8%	-5.4%	17.3%
Other, net	-15.8%	2.0%	21.0%

Effective tax rates	-97.9%	28.2%	94.5%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2010	2009
	(In Thousands)
Gross deferred tax assets
Charitable contribution carryfoward	$1,769	$1,780
Capital loss carryforward	71	145
Allowance for loan losses	1,898	1,628
Employee benefit and stock-based compensation plans	778	627
Other	279	181
Gross deferred tax assets	4,795	4,361

Gross deferred tax liabilities
Deferred loan costs	(283)	(315)
Mortgage servicing rights	(122)	(119)
Depreciation	(139)	(69)
Unrealized gain on securities available-for-sale	(14)	(35)
Gross deferred tax liabilities	(558)	(538)

Net deferred tax asset	4,237	3,823

Valuation allowance	(1,768)	(1,711)

Net deferred tax asset	$2,469	$2,112

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance at beginning of year	$1,711	$1,300	$1,000
Change generated by current
year's operations	57	411	300

Balance at end of year	$1,768	$1,711	$1,300

In connection with its initial public offering, the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1.9 million.  As of December 31, 2010, 2009 and 2008 a valuation reserve of $1.8 million, $1.7 million and $1.3 million, respectively, has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation as well as a capital loss carry forward.  The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of its tax planning strategies and changes in the market conditions. The charitable contribution carry forward of $5.1 million at December 31, 2010 expires in 2011. The charitable contribution carry forward, net of the related allowance and tax effected is $62,000.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal income tax reserve for loan losses at the Bank's base year is $3.6 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used.  As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1.4 million has not been provided.

The Company’s income tax returns for the years ended December 31, 2007, 2008 and 2009 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2010, 2009 and 2008.

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

Credit-related financial instruments

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2010	2009
	(In Thousands)
Commitments to grant loans	$18,945	$17,429
Unfunded commitments for construction loans	7,140	8,203
Unfunded commitments under lines of credit	75,924	62,006
Standby letters of credit	2,301	2,334

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2.3 million at December 31, 2010 and 2009, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2010 and 2009 was not material.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2010, future minimum operating lease commitments pertaining to banking premises are as follows:

(In Thousands)
2011	$410
2012	364
2013	380
2014	374
2015	374
Thereafter	4,149

$6,051

The leases contain options to extend for periods from one to five years. Total rent expense, including common area charges for the years ended December 31, 2010, 2009, and 2008 approximated $490,000, $490,000, and $300,000, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.          OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Chicopee Bancorp, Inc. has three-year employment agreements with its President and Chief Executive Officer and its Executive Vice President of Lending and three-year change of control agreements with certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Chicopee Bancorp, Inc. employment agreements renew on a daily and annual basis, respectively.  Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement.  However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

Legal claims

Various legal claims arise from time to time in the ordinary course of business.  In the opinion of management, the claims that existed at December 31, 2010 will have no material effect on the Company's consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the table.

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

As of December 31, 2010:

Total Capital to Risk Weighted Assets
Company	$95,199	20.7%	$36,861	8.0%	N/A	N/A
Bank	$78,687	17.1%	$36,786	8.0%	$45,982	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$90,749	19.7%	$18,430	4.0%	N/A	N/A
Bank	$74,237	16.1%	$18,393	4.0%	$27,589	6.0%

Tier 1 Capital to Average Assets
Company	$90,749	16.1%	$22,590	4.0%	N/A	N/A
Bank	$74,237	13.2%	$22,532	4.0%	$28,164	5.0%

As of December 31, 2009:

Total Capital to Risk Weighted Assets
Company	$97,878	23.4%	$33,418	8.0%	N/A	N/A
Bank	$84,779	20.4%	$33,303	8.0%	$41,628	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$93,756	22.4%	$16,709	4.0%	N/A	N/A
Bank	$80,657	19.4%	$16,651	4.0%	$24,977	6.0%

Tier 1 Capital to Average Assets
Company	$93,756	17.4%	$21,498	4.0%	N/A	N/A
Bank	$80,657	15.1%	$21,435	4.0%	$26,794	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s equity as disclosed in the balance sheet under GAAP to regulatory capital as disclosed in the table above.

	December 31,
	2010	2009
	(In Thousands)
Total equity determined under generally
accepted accounting principles	$91,882	$94,172
Net unrealized gain on securities available-for-sale,
net of tax	(28)	(66)
Disallowed mortgage servicing rights	(31)	(30)
Disallowed deferred tax assets	(1,074)	(320)
Tier 1 Capital	90,749	93,756
Allowable allowance for loan losses	4,431	4,077
Unrealized gain on available-for-sale equity securities, net of tax	19	45

Total regulatory capital	$95,199	$97,878

14.          COMMON STOCK REPURCHASE PROGRAM

During 2007 through 2010, the Board of Directors authorized five stock repurchase programs (the “Stock Repurchase Programs”) for the purchase of up to approximately 5% of its outstanding common stock. The first repurchase of 371,968 shares was completed in February 2008 at a total cost of approximately $4.9 million, or an average price of $13.21 per share. The second repurchase of 353,370 shares was completed in August 2008 at a total cost of approximately $4.7 million, or an average price of $13.26 per share. The third repurchase of 335,000 shares was completed in November 2009 for at a total cost of approximately $4.3 million, or an average price of $12.98 per share.

During 2010, the fourth and fifth repurchase programs were approved by the Board of Directors for approximately 5% of the Company’s outstanding common stock, or 318,952 and 303,004 shares, respectively. The fourth repurchase of 318,952 shares was completed in November 2010 at a total cost of approximately $3.7 million, or an average price of $11.75 per share. As of December 31, 2010, the Company repurchased 48,100 shares of the 303,004 shares from the fifth repurchase program at a total cost of approximately $594,000, or an average price of $12.36 per share. In total, at December 31, 2010, the Company repurchased 367,052 shares at a total cost of approximately $4.3 million, or an average price of $11.83 per share.

As of December 31, 2010, the Company repurchased a total of 1,427,390 shares of common stock at a total cost of approximately $18.3 million, or an average price of $12.82 per share during 2007 through 2010 for all five buybacks. Any purchase of common stock under the Stock Repurchase Programs will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.          EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) defined contribution plan (the “401(k) Plan”) for eligible employees. Each employee reaching the age of 21 and one year of service automatically becomes a participant in the 401(k) Plan. Employees may defer from 1%-75% of compensation subject to current federal tax laws. For participating employees, the Company makes matching contributions equal to 50% of a participant’s contribution up to 2% of compensation. The Company also provides a guaranteed non-elective 3% Safe Harbor contribution to all eligible employees. The Company’s total expense under the 401(k) Plan for the years ended December 31, 2010, 2009, and 2008, amounted to $212,000, $235,000, and $233,000, respectively.

Prior to January 31, 2007, the Company sponsored a noncontributory defined benefit pension plan (the “Pension Plan”) through its membership in the Savings Bank Employees Retirement Association (“SBERA”). On January 31, 2007, the Company terminated the Pension Plan and all funds were distributed to eligible employees on September 16, 2008. As of December 31, 2008, the Bank had no accrued liability related to the Pension Plan and there was no activity during the years ended December 31, 2010 and 2009.

Pension cost for the Plan is calculated using the projected unit credit method. The measurement date used to determine pension benefits is October 31. The following table sets forth information regarding the Pension Plan.

Plan Year Ended
October 31, 2008
(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$5,638
Actual return on plan assets	157
Contributions	781
Benefits paid	(6,576)
Fair value of plan assets at end of year	-

Change in benefit obligation:
Benefit obligation at beginning of year	6,419
Service cost	-
Interest cost	157
Actuarial gain	-
Benefits paid	(6,576)
Benefit obligation at end of year	-

Funded status and accrued benefit cost
recognized in the balance sheet at October 31	$-

Accumulated benefit obligation	$-

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost follow:

Plan Year Ended October 31,
2008
(In Thousands)
Service cost	$-
Interest cost	157
Expected return on plan assets	(157)
Recognized net actuarial loss	-
Amortization of unrecognized transition
obligation	-

Net periodic benefit cost	$-

2008
Weighted average assumptions used to determine benefit
cost were as follows:

Discount rate on benefit cost	4.79%
Rate of increase in compensation levels	N/A
Expected long-term rate of return on plan assets	4.79%

Weighted average assumptions used to determine the benefit
obligation were as follows:

Discount rate on benefit obligations	N/A
Rate of increase in compensation levels	N/A

N/A = not applicable

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company’s Pension Plan assets at October 31, 2008, by asset category, were 100% fixed income.

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

The rate of return for 2008 is based on money market rates expected to be earned until distribution. In 2006, the Company’s assumption with respect to long-term rate of return was based on prevailing yields on high quality fixed income investments increased by a premium of 3% to 5% for equity investments.

The Company provides supplemental life insurance benefits to its key officers.  Amounts charged to expense for these benefits were $360,000, $354,000 and $328,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

16.          EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period.  As part of the Bank’s conversion from mutual to stock ownership, Chicopee Bancorp, Inc. invested in a subsidiary, Chicopee Funding Corporation.  During 2007, Chicopee Funding Corporation used the proceeds from the investment to fund a loan to the Chicopee Savings Bank Employee Stock Ownership Plan Trust (the “Trust”), which used the proceeds from the loan to purchase 8%, or 595,149 shares, of the Company’s outstanding stock as part of the conversion from mutual to stock.  The loan bears interest equal to 8.25% and provides for annual payments of principal and interest.  Under the ESOP’s change in control provision, the Trust would be instructed to use proceeds from the sale of stock to pay off the outstanding ESOP loan balance and to distribute the remaining plan assets to current participants.

At December 31, 2010, the remaining principal balance is payable as follows:

Years Ending
December 31,
(In Thousands)
2011	$180
2012	195
2013	211
2014	229
2015	247
Thereafter	3,926

$4,988

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Total compensation expense applicable to the ESOP amounted to $356,000, $371,000, and $378,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Shares held by the ESOP include the following:

	December 31,
	2010	2009	2008
Allocated	144,241	114,788	88,017
Unallocated	446,364	476,121	505,878
	590,605	590,909	593,895

The fair value of unallocated shares at December 31, 2010 was $5.6 million.

17.          EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2007 Equity Incentive Plan (“the Plan”), approved by the Company’s stockholders at the annual meeting of the Company stockholders on May 30, 2007, the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The stock options vest over five years in five equal installments on each anniversary of the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2009:

Year Ended
December 31,
2009
Expected dividend yield	2.00%
Expected term	6.5 years
Expected volatility	25.89%
Risk-free interest rate	2.95%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no options granted during the year-ended December 31, 2010. The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2010, and changes during the year then ended is as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value (000's)

Outstanding at December 31, 2008	671,667	$14.27	8.43
Outstanding at December 31, 2009	688,167	14.22	7.50
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	96,833	14.29	-
Outstanding at December 31, 2010	591,334	$14.21	6.48	$8,403
Excercisable at December 31, 2010	347,198	$14.25	6.43	$4,949
Exercisable at December 31, 2009	267,665	$14.28	7.43	$3,822
Exercisable at December 31, 2008	133,331	$14.29	8.42	$1,905

The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $3.07, $2.37 and $3.92, respectively. There were no options granted during the year-ended December 31, 2010. For the year ended December 31, 2010, share based compensation expense applicable to the plan was $432,000 and the related tax benefit was $87,000. For the year ended December 31, 2009, share based compensation expense applicable to the plan was $524,000 and the related tax benefit was $105,000. For the year ended December 31, 2008, share based compensation expense applicable to the plan was $514,000 and the related tax benefit was $104,000. No options were exercised during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, unrecognized stock-based compensation expense related to non-vested options amounted to $748,000. This amount is expected to be recognized over a period of 1.71 years.

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of December 31, 2010 is $14.29. The Company recorded compensation cost related to stock awards of approximately $838,000 and $285,000 of related tax benefit in the years ended December 31, 2010 and 2009. The Company recorded compensation cost related to stock awards of approximately $833,000 and $283,000 of related tax benefit in the year ended December 31, 2008. No stock awards were granted prior to July 1, 2008. Stock awards with a fair value of $651,000, $777,000 and $765,000 have vested during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $1.3 million is expected to be recognized over a period of 1.57 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock awards as of December 31, 2010, and changes during the year then ended is as follows:

		Weighted Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Outstanding at December 31, 2008	234,755	$14.29
Outstanding at December 31, 2009	176,070	14.29
Granted	-	-
Vested	58,684	14.29
Forfeited or expired	-	-
Outstanding at December 31, 2010	117,386	$14.29

18.          RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $1.7 million and $1.2 million at December 31, 2010 and 2009, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended
	December 31,
	2010	2009
	(In Thousands)
Balance at beginning of year	$1,171	$1,672
Additions	631	218
Repayments	(118)	(744)
Change in related party status	-	25

Balance at end of year	$1,684	$1,171

Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $4.6 million each year.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.          RESTRICTIONS ON DIVIDENDS

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

Capital at December 31, 2010 was sufficient to meet the requirements of regulatory authorities. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.0%, tier-one risk-based capital of 6.0%, and total risk-based capital of 10.0%. At December 31, 2010, the Company had leverage capital of 16.1%, tier-one risk-based capital of 19.7% and total risk-based capital of 20.7%, versus 17.4%, 22.4% and 23.4%, respectively, at December 31, 2009. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.

A total of $8.0 million in dividends was declared in 2010 from the Bank to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.          FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value under GAAP.

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the years ended December 31, 2010 and 2009.

Level 3- Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no Level 3 valuations as of December 31, 2010 and 2009.

Assets measured at fair value at December 31, 2010 and 2009 on a recurring basis are summarized below:

	Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$362	$362	$-	$-

	December 31, 2009
Securities available-for-sale
Equity securities by industry type:
Financial	$503	$503	$-	$-

The valuation approach used to value the securities available-for-sale was the market approach.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010 and 2009:

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired loans with a valuation allowance, net	$4,874	$-	$4,874	$-
Other real estate owned	286	-	286	-
Loans held for sale	1,888	-	1,888	-

	December 31, 2009
Assets:
Impaired loans with a valuation allowance, net	$1,527	$-	$1,527	$-
Other real estate owned	80	-	80	-
Loans held for sale	534	-	534	-

A valuation reserve was included in the allowance for loan losses for the above impaired loans of $818,000 and $501,000 as of December 31, 2010 and 2009, respectively. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans, for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale: are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Real estate acquired through foreclosure (“OREO”): is recorded at fair value less costs to sell. The Company acquires property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the decline is recorded by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. As such, the Company records other real estate owned as nonrecurring Level 2.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial assets and liabilities:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Securities: Fair values for securities are based on quoted market prices.

Federal Home Loan Bank Stock: The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Mortgage servicing rights: Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage lender. The fair value of servicing rights is estimated using a present value cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates increase, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.

Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

In evaluating the fair value of the MSR, the Company obtains third party valuations based on loan level data including, note rate, type and term of the underlying loan.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under agreements to repurchase: The carrying amounts of borrowings under repurchase agreements maturing the next day approximate their fair values.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(In Thousands)
Cash and cash equivalents	$35,873	$35,873	$20,075	$20,075
Securities available-for-sale	362	362	503	503
Securities held-to-maturity	69,713	69,912	62,983	63,130
Federal Home Loan Bank stock	4,489	4,489	4,306	4,306
Loans, net	430,307	426,024	424,655	421,155
Loans held for sale	1,888	1,888	534	534
Accrued interest receivable	1,897	1,897	1,629	1,629
Mortgage servicing rights	306	455	297	582

Financial liabilities:
Deposits	391,937	390,951	365,498	361,114
Repurchase agreements	17,972	17,972	20,422	20,422
Advances from Federal Home Loan Bank	71,615	73,241	63,675	64,002
Accrued interest payable	162	162	175	175

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2010 and 2009:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)
Interest and dividend income	$6,184	$6,283	$6,209	$6,181	$6,105	$6,132	$6,083	$6,194
Interest expense	2,032	2,007	2,026	1,951	2,344	2,278	2,335	2,150
Net interest and dividend
income	4,152	4,276	4,183	4,230	3,761	3,854	3,748	4,044
Provision for loan losses	273	112	376	462	94	71	385	347
Net (loss) gain on sales of
securities available-for-sale	-	-	-	158	36	(9)	(25)	139
Other than temporary
impairment charge	13	-	-	-	-	106	1,297	-
Fees and other non-interest
income	620	592	603	666	650	705	613	606
Non-interest expenses	4,536	4,620	4,326	4,527	4,238	4,697	4,547	4,563
Income tax provision	-	9	(99)	(140)	1	(150)	(492)	14
Net income (loss)	$(50)	$127	$183	$205	$114	$(174)	$(1,401)	$(135)

Earnings (loss) per share:
Basic	$(0.01)	$0.02	$0.03	$0.04	$0.02	$(0.03)	$(0.25)	$(0.02)
Diluted	$(0.01)	$0.02	$0.03	$0.04	$0.02	$(0.03)	$(0.25)	$(0.02)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2010	2009
	(In Thousands)
Assets
Cash and cash equivalents	$9,647	$3,714
Investment in common stock of Chicopee Savings Bank	75,371	81,073
Investment in common stock of Chicopee Funding Corporation	5,856	7,415
Other assets	1,020	1,982
Total assets	$91,894	$94,184

Liabilities and Stockholders' Equity
Total liabilities	$12	$12
Stockholders' equity	91,882	94,172
Total liabilities and stockholders' equity	$91,894	$94,184

	Years Ended December 31,
STATEMENTS OF OPERATIONS	2010	2009	2008
	(In Thousands)

Interest income	$10,539	$64	$261
Non-interest income	-	-	2
Operating expenses	644	713	1,068
Loss before income taxes and equity in undistributed
net income of subsidiaries	9,895	(649)	(805)
Applicable income tax expense (benefit)	81	(233)	81
Loss before equity in undistributed net income of subsidiaries	9,814	(416)	(886)
Equity in undistributed net income (loss) of Chicopee Savings Bank	(7,790)	(1,627)	501
Equity in undistributed net income of Chicopee Funding Corporation	(1,559)	447	407
Net income (loss)	$465	$(1,596)	$22

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2010	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$465	$(1,596)	$22
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed net (income) loss of Chicopee Savings Bank	7,790	1,627	(501)
Equity in undistributed net income of Chicopee Funding Corporation	1,559	(447)	(407)
Deferred income tax expense	-	300	300
Decrease (increase) in accrued interest receivable		-	1
Decrease (increase) in other assets	463	(412)	(350)
(Decrease) increase in other liabilities	-	(145)	100
Change in unearned compensation	1,626	1,733	1,725
Net cash provided by operating activities	11,903	1,060	890

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(1,626)	(1,733)	(1,725)
Purchases of securities held-to-maturity	-	(230)	(731)
Maturities of securities held-to-maturity	-	345	636
Net cash provided (used) in investing activities	(1,626)	(1,618)	(1,820)

Cash flows from financing activities
Stock purchased for treasury	(4,344)	(1,468)	(10,375)
Net cash used in financing activities	(4,344)	(1,468)	(10,375)

Net increase (decrease) in cash and cash equivalents	5,933	(2,026)	(11,305)

Cash and cash equivalents at beginning of year	3,714	5,740	17,045

Cash and cash equivalents at end of year	$9,647	$3,714	$5,740

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.          SUBSEQUENT EVENTS

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

Specifically, there are two types of subsequent events:

●	Those comprising events or transactions providing additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the financial statement preparation process (referred to as recognized subsequent events).
●	Those comprising events that provide evidence about conditions not existing at the balance sheet date but, rather, that arose after such date (referred to as non-recognized subsequent events).

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued.

F-53