Form 10-Q
period 2011-03-31
CHICOPEE BANCORP, INC.
filed 2011-05-10
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate be check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of May 10, 2011, there were 5,956,707 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)

	March 31,	December 31,
Assets	2011	2010
	(Unaudited)

Cash and due from banks	$9,396	$6,903
Federal funds sold	27,884	28,970
Total cash and cash equivalents	37,280	35,873

Securities available-for-sale, at fair value	352	362
Securities held-to-maturity, at cost (fair value $65,156 and $69,912 at
March 31, 2011 and December 31, 2010, respectively)	65,017	69,713
Federal Home Loan Bank stock, at cost	4,489	4,489
Loans, net of allowance for loan losses ($4,442 at
March 31, 2011 and $4,431 at December 31, 2010)	442,635	430,307
Loans held for sale	111	1,888
Other real estate owned	438	286
Mortgage servicing rights	386	306
Bank owned life insurance	13,130	13,032
Premises and equipment, net	10,208	10,340
Accrued interest and dividends receivable	1,743	1,897
Deferred income tax asset	2,471	2,469
FDIC prepaid insurance	1,258	1,361
Other assets	2,190	1,381
Total assets	$581,708	$573,704

Liabilities and Stockholders' Equity

Deposits
Non-interest-bearing	$50,102	$48,302
Interest-bearing	353,995	343,635
Total deposits	404,097	391,937

Securities sold under agreements to repurchase	16,953	17,972
Federal Home Loan Bank of Boston advances	68,432	71,615
Accrued expenses and other liabilities	225	298
Total liabilities	489,707	481,822

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at March 31, 2011 and December 31, 2010)	72,479	72,479
Treasury stock, at cost (1,459,490 shares at March 31, 2011
and 1,427,390 shares at December 31, 2010)	(18,714)	(18,295)
Additional paid-in-capital	2,373	2,255
Unearned compensation (restricted stock awards)	(1,124)	(1,431)
Unearned compensation (Employee Stock Ownership Plan)	(4,389)	(4,463)
Retained earnings	41,351	41,308
Accumulated other comprehensive income	25	29
Total stockholders' equity	92,001	91,882
Total liabilities and stockholders' equity	$581,708	$573,704

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Interest and dividend income:
Loans, including fees	$5,809	$5,918
Interest and dividends on securities	332	261
Other interest-earning assets	47	5
Total interest and dividend income	6,188	6,184

Interest expense:
Deposits	1,374	1,487
Securities sold under agreements to repurchase	10	27
Other borrowed funds	438	518
Total interest expense	1,822	2,032

Net interest income	4,366	4,152
Provision for loan losses	233	273

Net interest income after provision for loan losses	4,133	3,879

Non-interest income:
Service charges, fees and commissions	466	430
Loan sales and servicing, net	148	83
Net gain on sales of securities available-for-sale	12	-
Loss on sale of other real estate owned	(63)	-
Other than temporary impairment charge	-	(13)
Income from bank owned life insurance	98	107
Total non-interest income	661	607

Non-interest expenses:
Salaries and employee benefits	2,839	2,536
Occupancy expenses	447	429
Furniture and equipment	250	268
FDIC insurance assessment	102	221
Data processing	293	279
Professional fees	142	125
Advertising	126	125
Stationery, supplies and postage	83	89
Other non-interest expense	464	464
Total non-interest expenses	4,746	4,536

Income (loss) before income taxes	48	(50)
Income tax expense	5	-
Net income (loss)	$43	$(50)

Earnings (loss) per share: (1)
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Adjusted weighted average shares outstanding:
Basic	5,421,684	5,726,836
Diluted	5,454,160	5,726,836

(1) Common stock equivalents are excluded from the computation of diluted net income per share for the three months ended March 31, 2011 and March 31, 2010, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2011 and 2010
(Dollars In Thousands)
(Unaudited)

				Unearned	Unearned		Accumulated
			Additional	Compensation	Compensation		Other
	Common	Treasury	Paid-in	(restricted stock	(Employee Stock	Retained	Comprehensive
	Stock	Stock	Capital	awards)	Ownership Plan)	Earnings	Income	Total

Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	43	-	43
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $2)	-	-	-	-	-	-	(4)	(4)
Total comprehensive income								39

Treasury stock purchased (32,100 shares)	-	(419)	-	-	-	-	-	(419)
Change in unearned compensation:
Stock option expense	-	-	91	-	-	-	-	91
Restricted stock award expense	-	-	-	307	-	-	-	307
Common stock held by ESOP committed to
be released	-	-	27	-	74	-	-	101
Balance at March 31, 2011	$72,479	$(18,714)	$2,373	$(1,124)	$(4,389)	$41,351	$25	$92,001

Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive loss:
Net loss	-	-	-	-	-	(50)	-	(50)
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $17)	-	-	-	-	-	-	31	31
Total comprehensive loss								(19)

Treasury stock purchased (100 shares)	-	(2)	-	-	-	-	-	(2)
Change in unearned compensation:
Stock option expense	-	-	132	-	-	-	-	132
Restricted stock award expense	-	-	-	207	-	-	-	207
Common stock held by ESOP committed to
be released	-	-	19	-	74	-	-	93
Balance at March 31, 2010	$72,479	$(13,953)	$1,916	$(2,062)	$(4,687)	$40,793	$97	$94,583

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$43	$(50)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	241	241
Provision for loan losses	233	273
Increase in cash surrender value of life insurance	(98)	(107)
Net realized gain on sale securities available-for-sale	(12)	-
Realized gains on sales of mortgage loans	(48)	(33)
(Increase) decrease in other assets	(874)	9
(Increase) decrease in accrued interest and dividends receivable	154	(39)
Decrease in FDIC prepaid insurance	103	212
Net change in loans originated for resale	1,777	(87)
Net loss on sales of other real estate owned	63	-
Decrease in other liabilities	(75)	(134)
Other than temporary impairment charge	-	13
Change in unearned compensation	499	432
Net cash provided by operating activities	2,006	730

Cash flows from investing activities:
Additions to premises and equipment	(80)	(100)
Loan originations and principal collections, net	(12,937)	(2,439)
Proceeds from sale of other real estate owned	162	-
Proceeds from sales of securities available-for-sale	17	-
Purchases of securities held-to-maturity	(14,725)	(13,400)
Maturities of securities held-to-maturity	18,725	9,685
Proceeds from principal paydowns of securities held-to-maturity	699	363
Purchase of FHLB stock	-	(183)
Net cash used by investing activities	(8,139)	(6,074)

Cash flows from financing activities:
Net increase (decrease) in deposits	12,160	(13,907)
Net decrease in securities sold under agreements to repurchase	(1,018)	(1,987)
Proceeds from long-term FHLB advances	-	24,500
Payments on long-term FHLB advances	(3,183)	(7,283)
Net decrease in other short-term borrowings	-	15
Stock purchased for treasury	(419)	(2)
Net cash provided by financing activities	7,540	1,336

Net increase (decrease) in cash and cash equivalents	1,407	(4,008)

Cash and cash equivalents at beginning of year	35,873	20,075
Cash and cash equivalents at end of period	$37,280	$16,067

Supplemental cash flow information:
Interest paid on deposits	$1,374	$1,487
Interest paid on borrowings	448	531
Income taxes paid	57	-
Transfers from loans to other real estate owned	377	-

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2011 and 2010

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of March 31, 2011 and for the periods ended March 31, 2011 and 2010 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

The results for the three month interim periods ended March 31, 2011 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share is computed as follows:

	Three Months Ended March
	2011	2010

Net income (loss) (in thousands)	$43	$(50)

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(1,453,446)	(1,060,340)
Less: average number of unallocated ESOP shares	(446,363)	(476,120)
Less: average number of dilutive restricted stock awards	(117,875)	(176,072)

Adjusted weighted average number of common
shares outstanding	5,421,684	5,726,836
Plus: dilutive outstanding restricted stock awards	32,476	-
Plus: dilutive outstanding stock options	-	-
Weighted average number of diluted shares outstanding	5,454,160	5,726,836

Earnings (loss) per share:
Basic- common stock	$0.01	$(0.01)
Basic- unvested share-based payment awards	$0.01	$(0.01)
Diluted- common stock	$0.01	$(0.01)
Diluted- unvested share-based payment awards	$0.01	$(0.01)

There were 562,698 and 688,167 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because their effect was anti-dilutive.

3.	Equity Incentive Plan

Stock Options

Under the Company’s 2007 Equity Incentive Plan (the “Plan”) approved by the Company’s stockholders at the annual meeting of the Company’s stockholders on May 30, 2007, the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The stock options vest over five years in five equal installments on each anniversary of the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended December 31, 2010 and 2009, and the three months ended March 31, 2011:

	Three Months	Year Ended	Year Ended
	Ended March 31,	December 31,	December 31,
	2011	2010	2009
Expected dividend yield	2.00%	2.00%	2.00%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	25.02%	25.89%	25.89%
Risk-free interest rate	2.92%	2.95%	2.95%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of March 31, 2011, and changes during the three months then ended, is as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(000's)

Outstanding at December 31, 2010	591,334	$14.21	6.48	$8,403
Granted	16,000	14.10	9.85	-
Exercised	-	-	-	-
Forfeited or expired	44,636	14.29	6.33	-
Outstanding at March 31, 2011	562,698	$14.20	6.59	$-
Exercisable at March 31, 2011	320,417	$14.25	6.17	$-
Exercisable at March 31, 2010	267,665	$14.28	7.18	$3,822

The Company granted 16,000 stock options in the three months ended March 31, 2011 with a fair value of $3.41. The weighted-average grant-date fair value of options granted during 2008 and 2009 was $2.37 and $3.07, respectively. There were no options granted during 2010. The weighted average grant-date fair value of the options outstanding and exercisable at March 31, 2011 is $3.87 and $3.90, respectively. For the three months ended March 31, 2011 and 2010, share based compensation expense applicable to the Plan was $91,000 and $132,000 and the related tax benefit was $21,000 and $26,000, respectively. For the three months ended March 31, 2011, there were 44,636 options forfeited and no options have been exercised. As of March 31, 2011, unrecognized stock-based compensation expense related to non-vested options amounted to $641,000. This amount is expected to be recognized over a period of 1.76 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2011 is $14.29. The Company recorded compensation cost related to stock awards of approximately $308,000 and $207,000 in the three months ended March 31, 2011 and 2010. Stock awards with a fair value of $651,000, $777,000, and $765,000 have vested during the years ended December 31, 2010, 2009 and 2008, respectively. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards in the three months ended March 31, 2011 with a grant price of $14.29. As of March 31, 2011, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $1,036,000. This amount is expected to be recognized over a period of 1.42 years.

A summary of the status of the Company’s stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at December 31, 2010	117,386	$14.29
Granted	2,000	14.29
Vested	10,712	14.29
Forfeited	-	-
Balance at March 31, 2011	108,674	$14.29

4.	Recent Accounting Pronouncements (Applicable to the Company)

In January 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year.  The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis.  The Company is currently evaluating the new guidance.

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income previously reported.

5.      Comprehensive Income or Loss

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income or loss.  Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on securities available-for-sale, are not reflected in the statement of operations, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the statement of financial condition (accumulated other comprehensive income or loss).  Other comprehensive income or loss, along with net income or loss, comprises the Company's total comprehensive income or loss.

Comprehensive income (loss) is comprised of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)

Net income (loss)	$43	$(50)
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale
securities arising during the period	6	35
Other than temporary impairment charge, included in net loss	-	13
Reclassification adjustment for gain on sale of securities
available-for-sale included in net income	(12)	-
Tax effect	2	(17)
Other comprehensive income (loss), net of tax	(4)	31
Total comprehensive income (loss)	$39	$(19)

6.   Investment Securities

The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company's investment securities:
	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$314	$38	$-	$352
Total securities available-for-sale	$314	$38	$-	$352

Securities held-to-maturity
U.S. Treasury securities	$24,096	$1	$-	$24,097
Corporate and industrial
revenue bonds	23,297	-	-	23,297
Certificates of deposit	14,450	-	-	14,450
Collateralized mortgage obligations	3,174	138		3,312
Total securities held-to-maturity	$65,017	$139	$-	$65,156

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$319	$43	$-	$362
Total securities available-for-sale	$319	$43	$-	$362

Securities held-to-maturity
U.S. Treasury securities	$30,817	$-	$(1)	$30,816
Corporate and industrial
revenue bonds	23,348	-	-	23,348
Certificates of deposit	11,725	-	-	11,725
Collateralized mortgage obligations	3,823	200	-	4,023
Total securities held-to-maturity	$69,713	$200	$(1)	$69,912

¹ Does not include investments in FHLB-Boston stock of $4.5 million, and Banker’s Bank stock of $183,000 repectively,  at March 31, 2011 and December 31, 2010.

For the three months ended March 31, 2011, the Company sold one individual issue with a total cost of $5,300 and a total fair value of $16,955. Available-for-sale securities are fully comprised of equity securities: 4 individual issues of highly traded stocks, representing 2 companies in the financial industry.

At March 31, 2011 and December 31, 2010, securities with a carrying value of $21.5 million and $25.9 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$38,546	$38,547
From 1 to 5 years	3,243	3,243
From 5 to 10 years	11,475	11,613
Over 10 years	11,753	11,753
	$65,017	$65,156

Unrealized Losses on Investment Securities

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity (“HTM”) securities to determine if the value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by the FASB and the internal policy of the Company and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

During the year ended December 31, 2010, management determined that one equity security in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000. For the three months ended March 31, 2011, management determined that there were no securities other-than-temporarily impaired.

The following table presents the fair value of investments with continuous unrealized losses for of December 31, 2010:

	December 31, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,995	$(1)	$-	$-	$17,995	$(1)
Total temporarily impaired securities	$17,995	$(1)	$-	$-	$17,995	$(1)

There were no securities with unrealized losses at March 31, 2011.

U.S. Treasury Securities
There were no unrealized losses within the U.S. Treasury securities category at March 31, 2011. At December 31, 2010, all had unrealized losses for less than 12 months, totaling approximately $1,000. Management deemed these losses to be immaterial.

Collateralized Mortgage Obligations
As of March 31, 2011 and December 31, 2010, there were no unrealized losses within the CMO portfolio. The portfolio ended the quarter with an unrealized gain of $138,000 compared to an unrealized gain of $200,000 at December 31, 2010.

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

As of March 31, 2011, the Company has 18 CMO bonds, or 22 individual issues, with an aggregate book value of $3.2 million, which included 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. The total exposure of these 5 bonds to the Company is $8,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

These 18 CMO bonds have been substantially paid down with an average current factor of 15%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

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

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of March 31, 2011 and December 31, 2010.

Marketable Equity Securities
As of March 31, 2011, there were no unrealized losses within the equity securities portfolio. The portfolio ended the quarter with a net unrealized gain of $38,000.

As of December 31, 2010, there were no unrealized losses within the equities portfolio. The portfolio ended the year with an unrealized gain of $43,000.

Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock have also been evaluated for impairment. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. For the three months ended March 31, 2011, the Company received $3,400 in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2011.

7.	Loans and Allowance for Loan Losses

At March 31, 2011, the Company’s net loan portfolio was $442.6 million, or 76.1% of total assets, compared to $430.3 million or 75.0% of total assets, at December 31, 2010. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	March 31, 2011		December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential	$130,000	29.2%	$132,670	30.6%
Home equity	29,092	6.5%	29,933	6.9%
Commercial	173,578	38.9%	162,107	37.4%
Total	332,670	74.6%	324,710	74.9%

Construction-residential	5,326	1.2%	6,428	1.5%
Construction-commercial	25,851	5.8%	26,643	6.1%
Total construction	31,177	7.0%	33,071	7.6%

Total real estate loans	363,847	81.6%	357,781	82.5%

Consumer loans	2,860	0.6%	3,165	0.7%

Commercial loans	79,428	17.8%	72,847	16.8%

Total loans	446,135	100.0%	433,793	100.0%

Net deferred loan origination costs	942		945
Allowance for loan losses	(4,442)		(4,431)

Loans, net	$442,635		$430,307

¹ Excludes loans held for sale of $111,000 and $1.9 million at March 31, 2011 and December 31, 2010, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s Balance Sheet. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At March 31, 2011 and December 31, 2010, the Company was servicing loans for participating lenders totaling $7.8 million and $11.8 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $77.6 million and $75.8 million at March 31, 2011 and December 31, 2010, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

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

The following describes the credit risk ratings:

Special Mention. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses.

Substandard. Assets that have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Non-accruing loans are typically classified as substandard.

Doubtful.  Assets that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.

Loss. Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

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

The following table presents an analysis of total loans segregated by risk rating and class as of March 31, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,595	$9,341	$163,742	$247,678
Special mention	1,241	11,503	6,372	19,116
Substandard	3,592	5,007	3,464	12,063
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$79,428	$25,851	$173,578	$278,857

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$127,207	$5,107		$132,314
Substandard (also, nonaccrual)	2,793	219		3,012
Total residential loans	$130,000	$5,326		$135,326

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,779	$28,979		$31,758
Nonperforming (nonaccrual)	81	113		194
Total consumer loans	$2,860	$29,092		$31,952

The following table presents an analysis of total loans segregated by risk rating and class as of December 31, 2010:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$68,048	$10,484	$152,062	$230,594
Special mention	1,516	11,856	6,090	19,462
Substandard	3,283	4,303	3,955	11,541
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$72,847	$26,643	$162,107	$261,597

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$129,341	$6,112		$135,453
Substandard (also, nonaccrual)	3,329	316		3,645
Total residential loans	$132,670	$6,428		$139,098

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$3,093	$29,729		$32,822
Nonperforming (nonaccrual)	72	204		276
Total consumer loans	$3,165	$29,933		$33,098

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth:

	For the Three Months
	Ended March 31,
	2011	2010
	(In Thousands)

Allowance for loan losses at beginning of the year:	$4,431	$4,077
Provision for loan losses	233	273
Recoveries	6	6
Loans charged-off	(228)	(53)

Allowance for loan losses, end of period:	$4,442	$4,303

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

There were no changes in the allowance for loan losses methodology at March 31, 2011. The following table presents the allowance for loan losses and select loan information for the three months ended March 31, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for Loan Losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision (reduction)	(42)	(6)	238	14	10	31	(12)	$233
Recoveries	-	-	-	-	-	6	-	$6
Charge offs	(34)	(13)	(164)	-	-	(17)	-	$(228)
Balance as of March 31, 2011	$437	$129	$1,857	$416	$1,439	$48	$116	$4,442

Allowance for loan losses ending balance
Collectively evaluated for impairment	$356	$67	$1,772	$388	$1,025	$48	$116	$3,772
Individually evalutated for impairment	81	62	85	28	414	-	-	$670
	$437	$129	$1,857	$416	$1,439	$48	$116	$4,442

Total loans ending balance
Collectively evaluated for impairment	$127,207	$5,107	$170,397	$24,126	$75,918	$2,860	$28,979	$434,594
Individually evalutated for impairment	2,793	219	3,181	1,725	3,510	-	113	11,541
	$130,000	$5,326	$173,578	$25,851	$79,428	$2,860	$29,092	$446,135

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2010:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses ending balance
Collectively evaluated for impairment	$349	$86	$1,632	$374	$1,016	$28	$128	$3,613
Individually evalutated for impairment	164	62	151	28	413	-	-	818
	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431

Total loans ending balance
Collectively evaluated for impairment	$129,342	$6,112	$158,437	$24,915	$69,601	$3,165	$29,729	$421,301
Individually evalutated for impairment	3,328	316	3,670	1,728	3,246	-	204	12,492
	$132,670	$6,428	$162,107	$26,643	$72,847	$3,165	$29,933	$433,793

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

The following table presents a summary of information pertaining to impaired loans by class as of March 31, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,200	$2,200	$1,975	$-	$18
Residential construction	-	-	143	-	-
Commercial real estate	2,285	2,610	1,517	-	41
Commercial construction	1,500	1,500	1,499	-	16
Commercial	686	686	906	-	9
Consumer	-	-	-	-	-
Home equity	113	113	143	-	-

With an allowance
Residential real estate	$593	$593	$818	$81	$1
Residential construction	219	219	125	62	-
Commercial real estate	897	897	1,423	85	13
Commercial construction	225	225	417	28	4
Commercial	2,824	2,824	2,740	414	38
Consumer	-	-	-	-	-
Home equity	-	-	-	-	-

Total
Residential real estate	$2,793	$2,793	$2,793	$81	$19
Residential construction	219	219	268	62	-
Commercial real estate	3,182	3,507	2,940	85	54
Commercial construction	1,725	1,725	1,916	28	20
Commercial	3,510	3,510	3,646	414	47
Consumer	-	-	-	-	-
Home equity	113	113	143	-	-

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2010:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,274	$2,274	$1,948	$-	$33
Residential construction	97	97	179	-	-
Commercial real estate	2,341	2,666	1,262	-	26
Commercial construction	1,500	1,500	1,499	-	50
Commercial	384	384	1,199	-	10
Consumer	-	-	-	-	-
Home equity	204	204	150	-	4

With an allowance
Residential real estate	$1,054	$1,054	$835	$164	$22
Residential construction	219	219	81	62	-
Commercial real estate	1,329	1,329	1,244	151	47
Commercial construction	228	228	563	28	16
Commercial	2,862	2,862	2,481	413	129
Consumer	-	-	-	-	-
Home equity	-	-	7	-	-

Total
Residential real estate	$3,328	$3,328	$2,783	$164	$55
Residential construction	316	316	260	62	-
Commercial real estate	3,670	3,995	2,506	151	73
Commercial construction	1,728	1,728	2,062	28	66
Commercial	3,246	3,246	3,680	413	139
Consumer	-	-	-	-	-
Home equity	204	204	157	-	4

No additional funds are committed to be advanced in connection with impaired loans.

	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$2,793	$3,329
Construction	219	316
Commercial real estate	1,714	2,158
Commercial	392	391
Home equity	113	204
Consumer	81	72
Total nonaccrual loans	$5,312	$6,470

Delinquency and nonaccrual

All loan classes past due greater than 30 days are considered delinquent. The Company calculates the number of days past due based on a 30 day month. Management continuously monitors delinquency and nonaccrual levels and trends.

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

The following table presents an aging analysis of past due loans as of March 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$2,073	$200	$1,626	$3,899	$126,101	$130,000
Residential construction	-	-	219	219	5,107	5,326
Commercial real estate	607	189	289	1,085	172,493	173,578
Commercial construction	-	-	-	-	25,851	25,851
Commercial	174	211	391	776	78,652	79,428
Consumer	72	17	80	169	2,691	2,860
Home equity	69	-	113	182	28,910	29,092
Total	$2,995	$617	$2,718	$6,330	$439,805	$446,135

The following table presents an aging analysis of past due loans as of December 31, 2010:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$964	$622	$2,356	$3,942	$128,728	$132,670
Residential construction	-	-	316	316	6,112	6,428
Commercial real estate	340	33	758	1,131	160,976	162,107
Commercial construction	-	-	-	-	26,643	26,643
Commercial	105	401	258	764	72,083	72,847
Consumer	92	3	68	163	3,002	3,165
Home equity	107	6	117	230	29,703	29,933
Total	$1,608	$1,065	$3,873	$6,546	$427,247	$433,793

Any loan with a payment more than 30 days past due will be considered delinquent.

8.	Fair Value Measurements

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2011.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no level 3 valuations as of March 31, 2011 or December 31, 2010.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$352	$352	$-	$-
Total equity securities	$352	$352	$-	$-

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$362	$362	$-	$-
Total equity securities	$362	$362	$-	$-

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

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$4,088	$-	$4,088	$-
Other real estate owned	438	-	438	-
Loans held for sale	111	-	111	-
Mortgage servicing rights	506	-	506	-

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$4,874	$-	$4,874	$-
Other real estate owned	286	-	286	-
Loans held for sale	1,888	-	1,888	-
Mortgage servicing rights	455	-	455	-

A valuation reserve, for the above impaired loans, of $670,000 and $818,000 as of March 31, 2011 and December 31, 2010, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

Real estate acquired through foreclosure (“OREO”). OREO is recorded at fair value less costs to sell. The Company acquires property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the decline is recorded by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. As such, the Company records other real estate owned as nonrecurring Level 2.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate fair values.

Securities. Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Mortgage loans held for sale. Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Mortgage servicing rights. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The Company uses the amortization method for financial reporting. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

Deposit liabilities and mortgagors’ escrow accounts. The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.

Securities sold under agreements to repurchase. The carrying amounts of borrowings under repurchase agreements maturing within ninety days approximate their fair values.

Advances from Federal Home Loan Bank. The fair values of these borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest and dividends. The carrying amounts of accrued interest and dividends approximate fair value.

Off-balance sheet instruments. The Company’s off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,280	$37,280	$35,873	$35,873
Securities available-for-sale	352	352	362	362
Securities held-to-maturity	65,017	65,156	69,713	69,912
Federal Home Loan Bank stock	4,489	4,489	4,489	4,489
Loans, net	442,635	438,542	430,307	426,024
Loans held for sale	111	111	1,888	1,888
Accrued interest and dividends receivable	1,743	1,743	1,897	1,897
Mortgage servicing rights	386	506	306	455

Financial liabilities:
Deposits	$404,097	$400,102	$391,937	$390,951
Repurchase agreements	16,953	16,953	17,972	17,972
Advances from Federal Home Loan Bank	68,432	62,893	71,615	73,241
Accrued interest payable	151	151	162	162

9. Common Stock

On November 19, 2010 the Company announced that its Board of Directors authorized a fifth stock repurchase program (the “Fifth Stock Repurchase Program”) for the purchase of up to 303,004 shares of the Company’s common stock, or approximately 5% of its outstanding common stock. The repurchase under the Fifth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors.

10.   Subsequent Events

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2010 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At March 31, 2011, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment on securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2010 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

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

Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Company often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 1% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The Company uses the amortization method for financial reporting. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speeds result in lower valuations of mortgage servicing rights. Management evaluates for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

The Company’s assets increased $8.0 million, or 1.4%, to $581.7 million at March 31, 2011 compared to $573.7 million at December 31, 2010, primarily due to increases in net loans of $12.3 million, or 2.9%, to $442.6 million and an increase in cash and cash equivalents of $1.4 million or 3.9%, offset by a $4.7 million, or 6.7% decrease in securities held-to-maturity. The decrease in the amortized cost of securities held-to-maturity was due to maturities of U.S. Treasuries securities of $18.7 million and pay downs of collateralized mortgage obligations and bonds of $699,000, partially offset by purchases of $12.0 million of U.S. Treasury securities and $2.7 million in certificates of deposit.

The Company’s net loan portfolio increased $12.3 million, or 2.9%, during the first three months of 2011 primarily due to the increases in commercial and industrial loans of $6.6 million, or 9.2%, and commercial real estate loans of $10.7 million, or 7.7%, partially offset by decreases in construction loans of $1.9 million, or 5.7%, and one- to four-family residential loans of $2.3 million, or 1.6%, from $147.0 million at December 31, 2010 to $144.7 million at March 31, 2011.

Total deposits increased $12.2 million, or 3.1%, to $404.1 million at March 31, 2011 from $391.9 million at December 31, 2010. Money market accounts increased $9.9 million, or 15.0%, to $76.1 million, regular savings accounts increased $3.0 million, or 6.7%, to $47.2 million, demand accounts increased $1.8 million, or 3.7%, to $50.1 million and, NOW accounts increased $1.3 million, or 8.6%. These increases were offset by a decrease in certificates of deposit of $3.8 million, or 1.7%, to $214.9 million. The increase in money market accounts was due to the increase in municipal and commercial accounts.

Total stockholders’ equity increased $119,000 to $92.0 million at March 31, 2011 and represented 15.8% of total assets compared to 16.0% of total assets at December 31, 2010. The increase of $119,000 was mainly due to an by a decrease in unearned compensation of $381,000, an increase in additional paid-in-capital of $118,000, and net income of $43,000 partially offset by an increase in treasury stock of $419,000. The Company purchased 32,100 shares of the Company’s common stock through the Company’s stock repurchase program, at a total cost of $419,000 and an average price of $13.06. The Company’s book value per share increased from $15.28 at December 31, 2010 to $15.39 at March 31, 2011.

Allowance for Loan Losses

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars In Thousands)

Allowance for loan losses at beginning of year, December 31	$4,431	$4,077

Charged-off loans:
Residential real estate	(34)	(5)
Construction	(13)	-
Commercial real estate	(164)	(7)
Commercial	-	(27)
Home equity	-	-
Consumer	(17)	(14)
Total charged-off loans	(228)	(53)

Recoveries on loans previously charged-off:
Residential real estate	-	-
Construction	-	-
Commercial real estate	-	-
Commercial	-	-
Home equity	-	-
Consumer	6	6
Total recoveries	6	6
Net loan charge-offs	(222)	(47)
Provision for loan losses	233	273
Allowance for loan losses, end of period	$4,442	$4,303

Ratios:
Net loan charge-offs to total average loans	0.05%	0.01%
Allowance for loan losses to total loans (1)	1.00%	1.00%
Allowance for loan losses to nonperforming
loans (2)	83.62%	89.52%
Recoveries to charge-offs	2.63%	11.32%

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include: levels and historical trends in delinquencies, impaired loans, nonaccrual loans, charge-offs, recoveries, and classified assets; trends in the volume and terms of loans; effects of any change in underwriting, policies, procedures, and practices; experience, ability, and depth of management and staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; effects of changes in credit concentrations. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date.  There are inherent uncertainties with respect to the collectability of the Company’s loans and it is reasonably possible that actual loss experience in the near term may differ from the amounts reflected in this report.

At March 31, 2011, our allowance for loan losses represented 1.00% of total loans and 83.6% of nonperforming loans. The allowance for loan losses remained substantially unchanged from $4.4 million at December 31, 2010 to $4.4 million at March 31, 2011, due to a provision for loan losses of $233,000, partially offset by net charge-offs of $222,000. The provision for loan losses for the three months ended March 31, 2011 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $1.2 million, or 17.9% to $5.3 million at March 31, 2011 from $6.5 million at December 31, 2010. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans and commercial business loans.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$2,793	$3,329
Construction	219	316
Commercial real estate	1,714	2,158
Commercial	392	391
Home equity	113	204
Consumer (1)	81	72
Total nonaccrual loans	5,312	6,470
Other real estate owned, net	438	286
Total nonperforming assets	$5,750	$6,756
Ratios:
Total nonperforming loans as a
percentage of total loans (2)	1.19%	1.49%
Total nonperforming assets as a
percentage of total assets (3)	0.99%	1.18%

(1)	Consumer loans include home equity loans.

(2)	Total loans equals net loans plus the allowance for loan losses.

(3)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. The Company had two troubled debt restructurings included in nonperforming loans of $1.5 million at March 31, 2011 and December 31, 2010. The two restructured loans continue to be reported on nonaccrual but have been performing as agreed.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

As of March 31, 2011, nonperforming loans decreased $1.2 million, or 17.9% to $5.3 million compared to $6.5 million as of December 31, 2010. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential mortgages of $536,000, or 16.1%, and the decrease of nonperforming commercial real estate of $444,000 or 20.6%. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan classes were not accruing interest as of March 31, 2011: 23 one- to four-family residential loans with a principal balance of $2.8 million, two residential construction loans with a principal balance of $219,000, five commercial real estate loans with a principal balance of $1.7 million, nine commercial industrial loans with a principal balance of $392,000, six consumer loans with a principal balance of $81,000 and three home equity loans with a principal balance of $113,000. The commercial real estate nonperforming total of $1.7 million includes two troubled debt restructurings totaling $1.5 million. As of March 31, 2011, both restructured loans are performing to their modified terms. Management reviews nonaccrual loans on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flows cannot be identified.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2011		December 31, 2010
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)

Demand deposits	$50,102	12.4%	$48,302	12.3%
NOW accounts	15,832	3.9%	14,572	3.7%
Savings accounts	47,165	11.7%	44,215	11.3%
Money market deposit accounts	76,132	18.8%	66,218	16.9%
Total transaction accounts	189,231	46.8%	173,307	43.6%
Certificates of deposit	214,866	53.2%	218,630	55.8%
Total deposits	$404,097	100.0%	$391,937	100.0%

Deposits increased $12.2 million, or 3.1%, to $404.1 million at March 31, 2011 from $391.9 million at December 31, 2010. Money market accounts increased $9.9 million, or 15.0%, to $76.1 million, regular savings accounts increased $3.0 million, or 6.7%, to $47.2 million, demand accounts increased $1.8 million, or 3.7%, to $50.1 million and, NOW accounts increased $1.3 million, or 8.6% to $15.8 million. These increases were offset by a decrease in certificates of deposit of $3.8 million, or 1.7%, to $214.9 million. The increase in money market accounts is due to the increase in municipal and commercial accounts.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Maximum amount of advances outstanding at any month-end during the period:	( In Thousands)
FHLB Advances	$70,564	$80,907
Securities sold under agreements to repurchase	19,481	29,639
Average advances outstanding during the period:
FHLB Advances	$69,522	$74,775
Securities sold under agreements to repurchase	17,977	18,703
Weighted average interest rate during the period:
FHLB Advances	2.55%	2.70%
Securities sold under agreements to repurchase	0.22%	0.36%
Balance outstanding at end of period:
FHLB Advances¹	$68,432	$71,615
Securities sold under agreements to repurchase	16,953	17,972
Weighted average interest rate at end of period:
FHLB Advances	2.56%	2.54%
Securities sold under agreements to repurchase	0.20%	0.25%

¹ Balance includes a one time put option of $5 million, the FHLB may call this advance on June 30, 2011.

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $3.2 million, or 4.5%, from $71.6 million at December 31, 2010 to $68.4 million at March 31, 2011 due to payments on long-term advances of $3.2 million. Securities sold under agreements to repurchase decreased $1.0 million or 5.7%, primarily due to customer activity.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General

The Company reported net income of $43,000 or $0.01 earnings per share, for the three months ended March 31, 2011, compared to a net loss of $50,000, or $0.01 loss per share, for the same period in 2010.  The increase in net income for the first three months ended March 31, 2011 was due to an increase in net interest income of $214,000, or 5.2%, an increase in non-interest income of $54,000, or 8.9%, a decrease in the provision for loan losses of $40,000, or 14.7%, partially offset by an increase in non-interest expense of $210,000 or 4.6%.

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

Average Balance Sheet

	For the Three Months Ended March 31,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$67,048	$526	3.18%	$64,264	$387	2.44%
Loans:
Residential real estate loans	155,346	2,008	5.24%	162,251	2,250	5.62%
Commercial real estate loans	176,470	2,565	5.89%	163,184	2,453	6.10%
Consumer loans	32,561	375	4.67%	33,743	418	5.02%
Commercial loans	77,586	861	4.50%	71,080	797	4.55%
Loans, net (2)	441,963	5,809	5.33%	430,258	5,918	5.58%
Other	24,521	47	0.78%	10,927	5	0.19%
Total interest-earning assets	533,532	$6,382	4.85%	505,449	$6,310	5.06%
Noninterest-earning assets	39,936			39,647
Total assets	$573,468			$545,096

Interest-bearing liabilities:
Deposits:
Money market accounts	$67,272	$54	0.33%	$54,525	$99	0.74%
Savings accounts (3)	45,594	12	0.11%	44,221	28	0.26%
NOW, ATS, and other transaction accounts	14,975	7	0.19%	18,801	10	0.22%
Certificates of deposit	217,739	1,301	2.42%	200,152	1,350	2.74%
Total interest-bearing deposits	345,580	1,374	1.61%	317,699	1,487	1.90%
FHLB advances	69,522	438	2.56%	71,563	518	2.94%
Securities sold under agreement to
repurchase	17,977	10	0.23%	21,521	27	0.51%
Total interest-bearing borrowings	87,499	448	2.08%	93,084	545	2.37%
Total interest-bearing liabilities	433,079	1,822	1.71%	410,783	2,032	2.01%
Demand deposits	47,806			39,116
Other noninterest-bearing liabilities	211			195
Total liabilities	481,096			450,094
Total stockholders' equity	92,372			95,002
Total liabilities and stockholders' equity	$573,468			$545,096
Net interest-earning assets	$100,453			$94,666
Tax equivalent net interest income/
interest rate spread (4)		4,560	3.14%		4,278	3.05%
Tax equivalent net interest income as a
percentage of interest-earning assets			3.47%			3.43%
Ratio of interest-earning assets
to interest-bearing liabilities			123.20%			123.05%
Less: tax equivalent adjustment (1)		(194)			(126)
Net interest income as reported on statement of operations		$4,366			$4,152

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors' escrow deposits.
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

Rate Volume Analysis

	Three Months Ended March 31,
	2011 compared to 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$18	$121	$139
Loans:
Residential real estate loans	(93)	(149)	(242)
Commercial real estate loans	196	(84)	112
Consumer loans	(15)	(28)	(43)
Commercial loans	72	(8)	64
Total loans	160	(269)	(109)
Other	11	31	42
Total interest-earning assets	$189	$(117)	$72

Interest-bearing liabilities:
Deposits:
Money market accounts	$19	$(64)	$(45)
Savings accounts (2)	1	(17)	(16)
NOW, ATS, and other transaction accounts	(2)	(1)	(3)
Certificates of deposit	113	(162)	(49)
Total deposits	131	(244)	(113)
FHLB advances	(15)	(65)	(80)
Securities sold under agreement to
repurchase	(4)	(13)	(17)
Total interest-bearing borrowings	(19)	(78)	(97)
Total interest-bearing liabilities	112	(322)	(210)

Increase in net interest income (3)	$77	$205	$282

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $282,000, or 6.6%, to $4.6 million for the three months ended March 31, 2011, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin increased 4 basis points from 3.43% to 3.47% for the three months ended March 31, 2010 and March 31, 2011, respectively.

Interest and dividend income, on a tax equivalent basis, increased $72,000, or 1.2%, to $6.4 million for the three months ended March 31, 2011, compared to $6.3 million for the three months ended March 31, 2010. Average interest-earning assets increased $28.1 million, or 5.6%, from $505.5 million at March 31, 2010 to $533.5 million at March 31, 2011. Average loans increased $11.7 million, or 2.7%, primarily due to strong commercial originations. Average investment securities increased $2.8 million, or 4.3%, for the period and tax equivalent investment securities interest income increased $139,000, or 35.9%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 21 basis points to 4.85% for the three months ended March 31, 2011, primarily as a result of lower market rates of interest.

Total interest expense decreased $210,000, or 10.3%, to $1.8 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010, due to lowering deposit costs by $113,000, or 7.6%.  Average interest-bearing liabilities increased $22.3 million, or 5.4% to $433.1 million for the three months ended March 31, 2011 from $410.8 million for the three months ended March 31, 2010. Total average deposits increased by $27.9 million, or 8.8%, from $317.7 million at March 31, 2010 to $345.6 million at March 31, 2011, partially offset by a decrease in average interest-bearing FHLB advances of $2.0 million, or 2.9% and average repurchase agreements of $3.5 million, or 16.5%. Rates paid on average interest-bearing liabilities declined 30 basis points from 2.01% at March 31, 2010 to 1.71% at March 31, 2011. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 32 basis points as well as the repricing of a portion of the Company’s outstanding certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2011 decreased $40,000 or 14.7% to $233,000 compared to $273,000 for the same period in 2010. The decrease in the provision for loan losses was primarily due to a decrease in specific reserve of $160,000 from $830,000 at March 31, 2010 to $670,000 at March 31, 2011, partially offset by an increase in net loan charge-offs of $175,000 from $47,000 at March 31, 2010 to $222,000 at March 31, 2011. The increase in net charge-offs of $175,000 was primarily due to a $157,000 increase in commercial real estate charge-offs.

Non-interest Income

Non-interest income for the three months ended March 31, 2011, increased $54,000, or 8.9% from $607,000 at March 31, 2010 to $661,000 at March 31, 2011, primarily due to the increase in income from net loan sales and servicing of $65,000, or 78.3%, and an increase in customer service fees and commissions of $36,000, or 8.4%. These improvements were partially offset by a $63,000 loss on the sale of OREO and decrease in income from bank owned life insurance of $9,000, or 8.4%.

Non-interest Expenses

Non-interest expense increased $210,000, or 4.6%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Non-interest expense increased primarily due to the increase in salaries and benefits of $303,000, or 11.9%, and was directly related to the acceleration of restricted stock awards held by Mrs. Alzira Costa, Senior Vice President, upon her retirement on March 31, 2011, along with additional retirement benefits. The increase of $130,000 related to Mrs. Costa’s retirement is a non-recurring expense. Other general and administrative expenses, decreased by $93,000, or 4.7%, due to various business reasons, including a decrease of $119,000, or 53.8%, in FDIC insurance assessment, offset by an $18,000, or 4.2%, increase in occupancy expense due to the larger amount of snowfall in the first quarter of 2011.

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

	Three Months Ended
	March 31,
	2011		2010
	(Dollars in Thousands)
		Average		Average
	Interest	Yield	Interest	Yield

Investment securities (no tax adjustment)	$332	2.01%	$261	1.65%
Tax equivalent adjustment (1)	194		126
Investment securities (tax equivalent basis)	$526	3.18%	$387	2.44%

Net interest income (no tax adjustment)	$4,366		$4,152
Tax equivalent adjustment (1)	194		126
Net interest income (tax equivalent basis)	$4,560		$4,278

Interest rate spread (no tax adjustment)		3.00%		2.95%
Net interest margin (no tax adjustment)		3.32%		3.33%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, total cash and cash equivalents totaled $37.3 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $352,000 at March 31, 2011. Other liquid assets as of March 31, 2011 include: U.S. Treasury securities and collateralized mortgage, net of pledged securities, totaled $27.4 million, and certificates of deposit of $14.5 million. At March 31, 2011, the Company had an over collateralized securities pledging position of $4.6 million.

In addition, at March 31, 2011, we had the ability to borrow a total of approximately $81.5 million from the Federal Home Loan Bank of Boston. On March 31, 2011, we had $68.4 million of borrowings outstanding. We have the ability to increase our borrowing capacity with the FHLB by pledging additional loans. In addition, we had the following available lines of credit to use as contingency funding sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2011 totaled $118.1 million, or 54.9%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at March 31, 2011.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are presented in the following table:

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2011

Total Capital to Risk Weighted Assets
Company	$95,275	19.9%	$38,391	8.0%	N/A	N/A
Bank	$79,212	16.5%	$38,308	8.0%	$47,885	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$90,816	18.9%	$19,196	4.0%	N/A	N/A
Bank	$74,753	15.6%	$19,154	4.0%	$28,731	6.0%

Tier 1 Capital to Average Assets
Company	$90,816	15.9%	$22,852	4.0%	N/A	N/A
Bank	$74,753	13.1%	$22,852	4.0%	$28,565	5.0%

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010:

Total Capital to Risk Weighted Assets
Company	$95,199	20.7%	$36,861	8.0%	N/A	N/A
Bank	$78,687	17.1%	$36,786	8.0%	$45,982	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$90,749	19.7%	$18,430	4.0%	N/A	N/A
Bank	$74,237	16.1%	$18,393	4.0%	$27,589	6.0%

Tier 1 Capital to Average Assets
Company	$90,749	16.1%	$22,590	4.0%	N/A	N/A
Bank	$74,237	13.2%	$22,532	4.0%	$28,164	5.0%

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

There were no dividends from the Bancorp for the three months ended March 31, 2011.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2011	2010

Commitments to grant loans	$24,685	$18,945
Unfunded commitments for construction loans	6,496	7,140
Unfunded commitments under lines of credit	70,770	75,924
Standby letters of credit	2,016	2,301

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,016 at March 31, 2011 and $2,301 at December 31, 2010, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2011 and December 31, 2010 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at March 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2011 through March 31, 2012:

Changes In Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income Over Twelve Months
UP 400 - 24 Months	5.9%
UP 300 - 12 Months	7.3%
UP 200 - 12 Months	5.9%
UP 100 (instantaneous)	0.8%
Base	0.0%
Down 100 Basis Points	-3.1%

As indicated in the table above the result of a 100 basis point instantaneous increase in interest rates is estimated to increase net interest income by 0.8%. A 200 and 300 basis point increase in interest rates over a 12-month horizon is estimated to increase net interest income by 5.9% and 7.3%, when compared to a flat rate scenario. A 400 basis point increase in interest rates over a 24-month period is estimated to increase net interest income by 5.9%.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2011, the risk factors for the Company have not changed materially from those reported in our 2010 Annual Report on Form 10-K. However, the risks described in our 2010 Annual Report on Form 10-K are not the only risks that we face.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On November 19, 2010, the Company announced that its Board of Directors authorized a fifth stock repurchase program (the “Fifth Stock Repurchase Program”) for the purchase of up to 303,004 shares of the Company’s common stock, or approximately 5% of its then outstanding common stock. The repurchase under the Fifth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the first quarter of 2011 were as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

January 1-31, 2011	30,500	$13.00	78,600	224,404

February 1-28, 2011	-	-	78,600	224,404

March 1-31, 2011	1,600	13.75	80,200	222,804

Total	32,100	$13.04

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
__________________________
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

CHICOPEE BANCORP, INC.

Dated: May 10, 2011	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 10, 2011	By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)