Form 10-Q
period 2011-06-30
CHICOPEE BANCORP, INC.
filed 2011-08-05
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes [X]     No [  ]

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
Yes [   ]    No [X]

As of August 5, 2011, there were 5,825,007 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)

	June 30,	December 31,
Assets	2011	2010
	(Unaudited)

Cash and due from banks	$8,993	$6,903
Federal funds sold	17,601	28,970
Total cash and cash equivalents	26,594	35,873

Securities available-for-sale, at fair value	632	362
Securities held-to-maturity, at cost (fair value $74,569 and $69,912 at
June 30, 2011 and December 31, 2010, respectively)	74,403	69,713
Federal Home Loan Bank stock, at cost	4,489	4,489
Loans, net of allowance for loan losses ($4,465 at
June 30, 2011 and $4,431 at December 31, 2010)	443,154	430,307
Loans held for sale	70	1,888
Other real estate owned	529	286
Mortgage servicing rights	374	306
Bank owned life insurance	13,227	13,032
Premises and equipment, net	10,090	10,340
Accrued interest and dividends receivable	1,679	1,897
Deferred income tax asset	2,479	2,469
FDIC prepaid insurance	1,092	1,361
Other assets	1,216	1,381
Total assets	$580,028	$573,704

Liabilities and Stockholders' Equity

Deposits
Non-interest-bearing	$50,156	$48,302
Interest-bearing	353,995	343,635
Total deposits	404,151	391,937

Securities sold under agreements to repurchase	19,304	17,972
Federal Home Loan Bank of Boston advances	65,237	71,615
Accrued expenses and other liabilities	276	298
Total liabilities	488,968	481,822

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at June 30, 2011 and December 31, 2010)	72,479	72,479
Treasury stock, at cost (1,572,661 shares at June 30, 2011
and 1,427,390 shares at December 31, 2010)	(20,352)	(18,295)
Additional paid-in-capital	2,514	2,255
Unearned compensation (restricted stock awards)	(933)	(1,431)
Unearned compensation (Employee Stock Ownership Plan)	(4,315)	(4,463)
Retained earnings	41,658	41,308
Accumulated other comprehensive income	9	29
Total stockholders' equity	91,060	91,882
Total liabilities and stockholders' equity	$580,028	$573,704

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$5,868	$5,934	$11,677	$11,852
Interest and dividends on securities	403	343	770	605
Other interest-earning assets	10	6	22	11
Total interest and dividend income	6,281	6,283	12,469	12,468

Interest expense:
Deposits	1,351	1,464	2,725	2,951
Securities sold under agreements to repurchase	10	19	19	46
Other borrowed funds	431	524	869	1,042
Total interest expense	1,792	2,007	3,613	4,039

Net interest income	4,489	4,276	8,856	8,429
Provision for loan losses	119	112	352	385

Net interest income after provision for loan losses	4,370	4,164	8,504	8,044

Non-interest income:
Service charges, fees and commissions	444	427	910	856
Loan sales and servicing, net	50	68	198	151
Net gain on sales of securities available-for-sale	-	-	12	-
Loss on sale of other real estate owned	-	(8)	(63)	(8)
Other than temporary impairment charge	-	-	-	(13)
Income from bank owned life insurance	97	105	195	212
Total non-interest income	591	592	1,252	1,198

Non-interest expenses:
Salaries and employee benefits	2,659	2,708	5,498	5,244
Occupancy expenses	383	399	830	828
Furniture and equipment	262	288	512	556
FDIC insurance assessment	166	112	269	333
Data processing	287	286	580	565
Professional fees	150	109	293	258
Advertising	126	127	253	253
Stationery, supplies and postage	94	66	176	155
Other non-interest expense	546	525	1,009	964
Total non-interest expenses	4,673	4,620	9,420	9,156

Income before income taxes	288	136	336	86
Income tax expense (benefit)	(18)	9	(14)	9
Net income	$306	$127	$350	$77

Earnings per share: (1)
Basic	$0.06	$0.02	$0.06	$0.01
Diluted	$0.06	$0.02	$0.06	$0.01

Adjusted weighted average shares outstanding:
Basic	5,372,770	5,720,669	5,396,871	5,723,736
Diluted	5,415,769	5,745,476	5,432,708	5,742,983

(1) Common stock equivalents are excluded from the computation of diluted net income per share for the three and six months ended June 30, 2011 and June 30, 2010, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2011 and 2010
(Dollars In Thousands)
(Unaudited)

				Unearned	Unearned		Accumulated
			Additional	Compensation	Compensation		Other
	Common	Treasury	Paid-in	(restricted stock	(Employee Stock	Retained	Comprehensive
	Stock	Stock	Capital	awards)	Ownership Plan)	Earnings	Income	Total

Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	350	-	350
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $10)	-	-	-	-	-	-	(20)	(20)
Total comprehensive income								330

Treasury stock purchased (145,271 shares)	-	(2,057)	-	-	-	-	-	(2,057)
Change in unearned compensation:
Stock option expense	-	-	199	-	-	-	-	199
Restricted stock award expense	-	-	-	498	-	-	-	498
Common stock held by ESOP committed to
be released	-	-	60	-	148	-	-	208
Balance at June 30, 2011	$72,479	$(20,352)	$2,514	$(933)	$(4,315)	$41,658	$9	$91,060

Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive income:
Net income	-	-	-	-	-	77	-	77
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $1)	-	-	-	-	-	-	(2)	(2)
Total comprehensive income								75

Treasury stock purchased (43,600 shares)	-	(513)	-	-	-	-	-	(513)
Change in unearned compensation:
Stock option expense	-	-	260	-	-	-	-	260
Restricted stock award expense	-	-	-	413	-	-	-	413
Common stock held by ESOP committed to
be released	-	-	36	-	149	-	-	185
Balance at June 30, 2010	$72,479	$(14,464)	$2,061	$(1,856)	$(4,612)	$40,920	$64	$94,592

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$350	$77
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	481	526
Provision for loan losses	352	385
Increase in cash surrender value of life insurance	(195)	(212)
Realized gain on sales of securities available-for-sale, net	(12)	-
Realized gains on sales of mortgage loans	(69)	(71)
Decrease (increase) in other assets	97	(75)
Decrease in accrued interest and dividends receivable	219	11
Decrease in FDIC prepaid insurance	269	314
Net change in loans originated for resale	1,818	(452)
Net loss on sales of other real estate owned	63	8
Decrease in other liabilities	(24)	(160)
Other than temporary impairment charge	-	13
Change in unearned compensation	905	858
Net cash provided by operating activities	4,254	1,222

Cash flows from investing activities:
Additions to premises and equipment	(178)	(231)
Loan originations and principal collections, net	(13,667)	(8,806)
Proceeds from sale or paydown of other real estate owned	162	72
Proceeds from sales of securities available-for-sale	17	-
Purchases of securities available-for-sale	(304)	-
Purchases of securities held-to-maturity	(55,627)	(57,400)
Maturities of securities held-to-maturity	49,852	58,038
Proceeds from principal paydowns of securities held-to-maturity	1,101	745
Purchase of FHLB stock	-	(183)
Net cash used by investing activities	(18,644)	(7,765)

Cash flows from financing activities:
Net increase in deposits	12,214	385
Net increase (decrease) in securities sold under agreements to repurchase	1,332	(2,070)
Proceeds from long-term FHLB advances	-	24,500
Payments on long-term FHLB advances	(6,378)	(10,252)
Stock purchased for treasury	(2,057)	(513)
Net cash provided by financing activities	5,111	12,050

Net (decrease) increase in cash and cash equivalents	(9,279)	5,507

Cash and cash equivalents at beginning of period	35,873	20,075
Cash and cash equivalents at end of period	$26,594	$25,582

Supplemental cash flow information:
Interest paid on deposits	$2,725	$2,951
Interest paid on borrowings	888	1,041
Income taxes paid	115	209
Transfers from loans to other real estate owned	468	278

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three and Six Months Ended June 30, 2011 and 2010

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of June 30, 2011 and for the periods ended June 30, 2011 and 2010 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

The results for the three and six month interim periods ended June 30, 2011 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended June		Six Months Ended June
	2011	2010	2011	2010

Net income (in thousands)	$306	$127	$350	$77

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,511,562)	(1,066,509)	(1,482,885)	(1,063,442)
Less: average number of unallocated ESOP shares	(446,363)	(476,120)	(446,363)	(476,120)
Less: average number of dilutive restricted stock awards	(108,673)	(176,070)	(113,249)	(176,070)

Adjusted weighted average number of common
shares outstanding	5,372,770	5,720,669	5,396,871	5,723,736
Plus: dilutive outstanding restricted stock awards	42,999	24,807	35,837	19,247
Plus: dilutive outstanding stock options	-	-	-	-
Weighted average number of diluted shares outstanding	5,415,769	5,745,476	5,432,708	5,742,983

Earnings per share:
Basic- common stock	$0.06	$0.02	$0.06	$0.01
Basic- unvested share-based payment awards	$0.06	$0.02	$0.06	$0.01
Diluted- common stock	$0.06	$0.02	$0.06	$0.01
Diluted- unvested share-based payment awards	$0.06	$0.02	$0.06	$0.01

There were 562,698 and 683,667 stock options that were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended December 31, 2010 and 2009, and the six months ended June 30, 2011:

	Six Months	Year Ended	Year Ended
	Ended June 31,	December 31,	December 31,
	2011	2010	2009
Expected dividend yield	2.00%	2.00%	2.00%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	25.02%	25.89%	25.89%
Risk-free interest rate	2.92%	2.95%	2.95%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of June 30, 2011, and changes during the six months then ended, is as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(000's)

Outstanding at December 31, 2010	591,334	$14.21	6.48	$8,403
Granted	16,000	14.10	9.85	-
Exercised	-	-	-	-
Forfeited or expired	44,636	14.29	6.33	-
Outstanding at June 30, 2011	562,698	$14.20	6.59	$-
Exercisable at June 30, 2011	320,417	$14.25	5.93	$-
Exercisable at June 30, 2010	267,665	$14.28	6.86	$3,822

The Company granted 16,000 stock options in the six months ended June 30, 2011 with a fair value of $3.41. The weighted-average grant-date fair value of options granted during 2009 and 2008 was $3.07 and $2.37, respectively. There were no options granted during 2010. The weighted average grant-date fair value of the options outstanding and exercisable at June 30, 2011 was $3.87 and $3.90, respectively. For the six months ended June 30, 2011 and 2010, share based compensation expense applicable to the Plan was $199,000 and $260,000 and the related tax benefit was $43,000 and $52,000, respectively. No options have been exercised as of June 30, 2011 and no options were granted prior to July 1, 2007. As of June 30, 2011, unrecognized stock-based compensation expense related to non-vested options amounted to $533,000. This amount is expected to be recognized over a period of 1.57 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2011 is $14.29. The Company recorded compensation cost related to stock awards of approximately $498,000 and $413,000 in the six months ended June 30, 2011 and 2010, respectively. Stock awards with a fair value of $651,000, and $777,000 have vested during the years ended December 31, 2010 and 2009, respectively. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards in the six months ended June 30, 2011 with a grant price of $14.29. As of June 30, 2011, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $845,000. This amount is expected to be recognized over a period of 1.19 years.

A summary of the status of the Company’s stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011, is as follows:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at December 31, 2010	117,386	$14.29
Granted	2,000	14.29
Vested	10,712	14.29
Forfeited	-	-
Balance at June 30, 2011	108,674	$14.29

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

In April 2011, the FASB issued ASU No. 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.   This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance is effective for first interim and annual reporting periods ending after December 15, 2011.  The Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011.  The Company has not yet evaluated whether the clarifications provided in ASU No. 2011-02 will change the amount of loan modifications or restructurings classified as TDR.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting.  However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy.  The guidance is effective during interim and annual reporting periods beginning after December 15, 2011.  The Company is currently evaluating the impact of the clarifications provided in ASU No. 2011-04 on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU will, “require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.” This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

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

Comprehensive income is comprised of the following:

	Three Months Ended
	June 30,
	2011	2010
	(In Thousands)

Net income	$306	$127
Other comprehensive income, net of tax:
Unrealized holding losses on available-for-sale
securities arising during the period	(24)	(50)
Tax effect	8	17
Other comprehensive loss, net of tax	(16)	(33)
Total comprehensive income	$290	$94

	Six Months Ended
	June 30,
	2011	2010
	(In Thousands)

Net income	$350	$77
Other comprehensive income, net of tax:
Unrealized holding losses on available-for-sale
securities arising during the period	(18)	(16)
Other than temporary impairment charge, included in net income	-	13
Reclassification adjustment for gain on sale of securities
available-for-sale included in net income	(12)	-
Tax effect	10	1
Other comprehensive loss, net of tax	(20)	(2)
Total comprehensive income	$330	$75

6.   Investment Securities

The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company's investment securities:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$618	$24	$(10)	$632
Total securities available-for-sale	$618	$24	$(10)	$632

Securities held-to-maturity
Debt securities of U.S. Government
sponsored enterprises	$992	$-	$-	$992
U.S. Treasury securities	27,693	1	(1)	27,693
Corporate and industrial
revenue bonds	32,111	-	-	32,111
Certificates of deposit	10,750	-	-	10,750
Collateralized mortgage obligations	2,857	166	-	3,023
Total securities held-to-maturity	$74,403	$167	$(1)	$74,569

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$319	$43	$-	$362
Total securities available-for-sale	$319	$43	$-	$362

Securities held-to-maturity
U.S. Treasury securities	$30,817	$-	$(1)	$30,816
Corporate and industrial
revenue bonds	23,348	-	-	23,348
Certificates of deposit	11,725	-	-	11,725
Collateralized mortgage obligations	3,823	200	-	4,023
Total securities held-to-maturity	$69,713	$200	$(1)	$69,912

¹ Does not include investments in FHLB-Boston stock of $4.5 million and Banker’s Bank stock of $183,000 at June 30, 2011 and December 31, 2010.

For the six months ended June 30, 2011, the Company purchased 5 individual issues with a total cost of $304,000 and a total fair value of $309,000. Available-for-sale securities are fully comprised of equity securities: 9 individual issues of highly traded stocks, representing 3 companies in the financial industry.

At June 30, 2011 and December 31, 2010, securities with a carrying value of $21.4 million and $25.9 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$39,435	$39,436
From 1 to 5 years	3,243	3,243
From 5 to 10 years	11,157	11,322
Over 10 years	20,568	20,568
	$74,403	$74,569

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

During the year ended December 31, 2010, management determined that one equity security in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000. For the six months ended June 30, 2011, management determined that there were no securities other-than-temporarily impaired.

The following table presents the fair value of investments with continuous unrealized losses as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$244	$(10)	$-	$-	$244	$(10)
U.S. Treasury securities	4,996	(1)	-	-	4,996	(1)
Total temporarily impaired securities	$5,240	$(11)	$-	$-	$5,240	$(11)

	December 31, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,995	$(1)	$-	$-	$17,995	$(1)
Total temporarily impaired securities	$17,995	$(1)	$-	$-	$17,995	$(1)

U.S. Treasury Securities
Unrealized losses within the U.S. Treasury securities category at June 30, 2011, related to four U.S. Treasury securities of which all had losses for less than 12 months. At December 31, 2010, all had unrealized losses for less than 12 months. Management deemed these losses to be immaterial.

Collateralized Mortgage Obligations
As of June 30, 2011 and December 31, 2010, there were no unrealized losses within the CMO portfolio. The portfolio ended the quarter with an unrealized gain of $166,000 compared to an unrealized gain of $200,000 at December 31, 2010.

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

As of June 30, 2011, the Company has 15 CMO bonds, or 21 individual issues, with an aggregate book value of $2.9 million, which included 5 bonds, or 6 individual issues, with a FICO score of less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. The total exposure of these 5 bonds to the Company is $6,500. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

These 15 CMO bonds have been substantially paid down with an average current factor of 14%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

The Company’s remaining 10 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by AAA rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime or Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of these CMOs. The loans collateralizing such CMOs consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 727 and 766, and average LTV of 57%.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of June 30, 2011.

Marketable Equity Securities
Unrealized losses of $10,000 within the marketable equity securities category at June 30, 2011 related to three securities issued by one company in the financial industry. The losses were offset by unrealized gains related to six securities issued by three companies in the financial industry.

As of December 31, 2010, there were no unrealized losses within the equities portfolio.

Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock have also been evaluated for impairment. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. For the six months ended June 30, 2011, the Company received $6,800 in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2011.

7. Loans and Allowance for Loan Losses

At June 30, 2011, the Company’s net loan portfolio was $443.2 million, or 76.4% of total assets, compared to $430.3 million or 75.0% of total assets, at December 31, 2010. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	June 30, 2011		December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential	$130,435	29.2%	$132,670	30.6%
Home equity	29,292	6.6%	29,933	6.9%
Commercial	171,382	38.4%	162,107	37.4%
Total	331,109	74.2%	324,710	74.9%

Construction-residential	5,568	1.2%	6,428	1.5%
Construction-commercial	24,895	5.6%	26,643	6.1%
Total construction	30,463	6.8%	33,071	7.6%

Total real estate loans	361,572	81.0%	357,781	82.5%

Consumer loans	2,694	0.6%	3,165	0.7%

Commercial loans	82,395	18.4%	72,847	16.8%

Total loans	446,661	100.0%	433,793	100.0%

Net deferred loan origination costs	958		945
Allowance for loan losses	(4,465)		(4,431)

Loans, net	$443,154		$430,307

¹ Excludes loans held for sale of $70,000 and $1.9 million at June 30, 2011 and December 31, 2010, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At June 30, 2011 and December 31, 2010, the Company was servicing loans for participating lenders totaling $7.7 million and $11.8 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $77.4 million and $75.8 million at June 30, 2011 and December 31, 2010, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

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

The following table presents an analysis of total loans segregated by risk rating and class for as of June 30, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$76,592	$12,250	$162,046	$250,888
Special mention	1,834	12,423	5,709	19,966
Substandard	3,969	222	3,627	7,818
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$82,395	$24,895	$171,382	$278,672

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
	(In Thousands)
Pass	$128,090	$5,521	$133,611
Substandard (also, nonaccrual)	2,345	47	2,392
Total residential loans	$130,435	$5,568	$136,003

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
	(In Thousands)
Performing	$2,654	$29,192	$31,846
Nonperforming (nonaccrual)	40	100	140
Total consumer loans	$2,694	$29,292	$31,986

The following table presents an analysis of total loans segregated by risk rating and class as of December 31, 2010:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$68,048	$10,484	$152,062	$230,594
Special mention	1,516	11,856	6,090	19,462
Substandard	3,283	4,303	3,955	11,541
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$72,847	$26,643	$162,107	$261,597

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
	(In Thousands)
Pass	$129,341	$6,112	$135,453
Substandard (also, nonaccrual)	3,329	316	3,645
Total residential loans	$132,670	$6,428	$139,098

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
	(In Thousands)
Performing	$3,093	$29,729	$32,822
Nonperforming (nonaccrual)	72	204	276
Total consumer loans	$3,165	$29,933	$33,098

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

The following table sets forth activity in the Company's allowance for loan losses for the periods presented:

	For the Three Months
	Ended June 30,
	2011	2010
	(In Thousands)

Allowance for loan losses at beginning of the period:	$4,442	$4,303
Provision for loan losses	119	112
Recoveries	4	5
Loans charged-off	(100)	(297)

Allowance for loan losses, end of period:	$4,465	$4,123

	For the Six Months
	Ended June 30,
	2011	2010
	(In Thousands)

Allowance for loan losses at beginning of the year:	$4,431	$4,077
Provision for loan losses	352	385
Recoveries	10	11
Loans charged-off	(328)	(350)

Allowance for loan losses, end of period:	$4,465	$4,123

There were no changes in the allowance for loan losses methodology during the six months ended June 30, 2011. The following table presents the allowance for loan losses and select loan information for the three months ended June 30, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2011	$437	$129	$1,857	$416	$1,439	$48	$116	$4,442
Provision (reduction)	(7)	2	22	3	76	16	7	119
Recoveries	-	-	-	-	-	4	-	4
Charge offs	(14)	(29)	-	-	(32)	(19)	(6)	(100)
Balance as of June 30, 2011	$416	$102	$1,879	$419	$1,483	$49	$117	$4,465

The following table presents the allowance for loan losses and select loan information for the six months ended June 30, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision (reduction)	(49)	(4)	260	17	86	47	(5)	352
Recoveries	-	-	-	-	-	10	-	10
Charge offs	(48)	(42)	(164)	-	(32)	(36)	(6)	(328)
Balance as of June 30, 2011	$416	$102	$1,879	$419	$1,483	$49	$117	$4,465

Allowance for loan losses ending balance
Collectively evaluated for impairment	$371	$84	$1,799	$397	$1,069	$49	$117	$3,886
Individually evalutated for impairment	45	18	80	22	414	-	-	579
	$416	$102	$1,879	$419	$1,483	$49	$117	$4,465

Total loans ending balance
Collectively evaluated for impairment	$128,090	$5,521	$168,161	$24,673	$78,617	$2,694	$29,192	$436,948
Individually evalutated for impairment	2,345	47	3,221	222	3,778	-	100	9,713
	$130,435	$5,568	$171,382	$24,895	$82,395	$2,694	$29,292	$446,661

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2010:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses ending balance
Collectively evaluated for impairment	$349	$86	$1,632	$374	$1,016	$28	$128	$3,613
Individually evalutated for impairment	164	62	151	28	413	-	-	818
	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431

Total loans ending balance
Collectively evaluated for impairment	$129,342	$6,112	$158,437	$24,915	$69,601	$3,165	$29,729	$421,301
Individually evalutated for impairment	3,328	316	3,670	1,728	3,246	-	204	12,492
	$132,670	$6,428	$162,107	$26,643	$72,847	$3,165	$29,933	$433,793

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

The following table presents a summary of information pertaining to impaired loans by class for the three months ended June 30, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,031	$2,031	$2,115	$-	$16
Residential construction	-	-	-	-	-
Commercial real estate	2,452	2,777	2,531	-	30
Commercial construction	-	-	750	-	-
Commercial	981	981	995	-	18
Consumer	-	-	-	-	-
Home equity	100	100	106	-	-

With an allowance
Residential real estate	$314	$314	$454	$45	$-
Residential construction	47	47	133	18	-
Commercial real estate	769	769	833	80	9
Commercial construction	222	222	223	22	4
Commercial	2,797	2,797	2,648	414	16
Consumer	-	-	-	-	-
Home equity	-	-	-	-	-

Total
Residential real estate	$2,345	$2,345	$2,569	$45	$16
Residential construction	47	47	133	18	-
Commercial real estate	3,221	3,546	3,364	80	39
Commercial construction	222	222	973	22	4
Commercial	3,778	3,778	3,643	414	34
Consumer	-	-	-	-	-
Home equity	100	100	106	-	-

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents a summary of information pertaining to impaired loans by class for the six months ended June 30, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,031	$2,031	$2,168	$-	$34
Residential construction	-	-	32	-	-
Commercial real estate	2,452	2,777	2,468	-	71
Commercial construction	-	-	1,000	-	-
Commercial	981	981	892	-	27
Consumer	-	-	-	-	-
Home equity	100	100	139	-	-

With an allowance
Residential real estate	$315	$315	$654	$45	$-
Residential construction	47	47	162	18	-
Commercial real estate	769	769	998	80	22
Commercial construction	222	222	225	2	8
Commercial	2,797	2,797	2,620	414	54
Consumer	-	-	-	-	-
Home equity	-	-	-	-	-

Total
Residential real estate	$2,346	$2,346	$2,822	$45	$34
Residential construction	47	47	194	18	-
Commercial real estate	3,221	3,546	3,466	80	93
Commercial construction	222	222	1,225	2	8
Commercial	3,778	3,778	3,512	414	81
Consumer	-	-	-	-	-
Home equity	100	100	139	-	-

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2010:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,274	$2,274	$1,948	$-	$33
Residential construction	97	97	179	-	-
Commercial real estate	2,341	2,666	1,262	-	26
Commercial construction	1,500	1,500	1,499	-	50
Commercial	384	384	1,199	-	10
Consumer	-	-	-	-	-
Home equity	204	204	150	-	4

With an allowance
Residential real estate	$1,054	$1,054	$835	$164	$22
Residential construction	219	219	81	62	-
Commercial real estate	1,329	1,329	1,244	151	47
Commercial construction	228	228	563	28	16
Commercial	2,862	2,862	2,481	413	129
Consumer	-	-	-	-	-
Home equity	-	-	7	-	-

Total
Residential real estate	$3,328	$3,328	$2,783	$164	$55
Residential construction	316	316	260	62	-
Commercial real estate	3,670	3,995	2,506	151	73
Commercial construction	1,728	1,728	2,062	28	66
Commercial	3,246	3,246	3,680	413	139
Consumer	-	-	-	-	-
Home equity	204	204	157	-	4

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

The following table presents an aging analysis of past due loans as of June 30, 2011:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$2,848	$147	$1,236	$4,231	$126,204	$130,435
Residential construction	-	-	47	47	5,521	5,568
Commercial real estate	815	779	82	1,676	169,706	171,382
Commercial construction	-	-	-	-	24,895	24,895
Commercial	1,112	2,243	495	3,850	78,545	82,395
Consumer	105	5	67	177	2,517	2,694
Home equity	144	6	100	250	29,042	29,292
Total	$5,024	$3,180	$2,027	$10,231	$436,430	$446,661

The following table presents an aging analysis of past due loans as of December 31, 2010:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$964	$622	$2,356	$3,942	$128,728	$132,670
Residential construction	-	-	316	316	6,112	6,428
Commercial real estate	340	33	758	1,131	160,976	162,107
Commercial construction	-	-	-	-	26,643	26,643
Commercial	105	401	258	764	72,083	72,847
Consumer	92	3	68	163	3,002	3,165
Home equity	107	6	117	230	29,703	29,933
Total	$1,608	$1,065	$3,873	$6,546	$427,247	$433,793

Any loan with a payment more than 30 days past due will be considered delinquent.

The following table presents nonaccrual loans as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$2,345	$3,329
Construction	47	316
Commercial real estate	1,745	2,158
Commercial	1,029	391
Home equity	100	204
Consumer	40	72
Total nonaccrual loans	$5,306	$6,470

8.	Fair Value Measurements

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2011.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no level 3 valuations as of June 30, 2011 or December 31, 2010.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$632	$632	$-	$-
Total equity securities	$632	$632	$-	$-

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$362	$362	$-	$-
Total equity securities	$362	$362	$-	$-

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

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$3,570	$-	$3,570	$-
Other real estate owned	529	-	529	-
Loans held for sale	70	-	70	-
Mortgage servicing rights	527	-	527	-

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$4,874	$-	$4,874	$-
Other real estate owned	286	-	286	-
Loans held for sale	1,888	-	1,888	-
Mortgage servicing rights	455	-	455	-

A valuation reserve, for the above impaired loans, of $579,000 and $818,000 as of June 30, 2011 and December 31, 2010, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,594	$26,594	$35,873	$35,873
Securities available-for-sale	632	632	362	362
Securities held-to-maturity	74,403	74,569	69,713	69,912
Federal Home Loan Bank stock	4,489	4,489	4,489	4,489
Loans, net	443,154	438,730	430,307	426,024
Loans held for sale	70	70	1,888	1,888
Accrued interest and dividends receivable	1,679	1,679	1,897	1,897
Mortgage servicing rights	374	527	306	455

Financial liabilities:
Deposits	$404,151	$399,505	$391,937	$390,951
Repurchase agreements	19,304	19,304	17,972	17,972
Advances from Federal Home Loan Bank	65,237	66,659	71,615	73,241
Accrued interest payable	140	140	162	162

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

10.   Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with generally accepted accounting principles (“GAAP”). Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At June 30, 2011, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

The Company’s assets increased $6.3 million, or 1.1%, to $580.0 million at June 30, 2011 compared to $573.7 million at December 31, 2010, primarily due to increases in net loans of $12.8 million, or 3.0%, to $443.2 million and an increase in securities held-to-maturity of $4.7 million or 6.7%, partially offset by a $9.3 million, or 25.9%, decrease in cash and cash equivalents.

The Company’s net loan portfolio increased $12.8 million, or 3.0%, during the first six months of 2011 primarily due to the increases in commercial and industrial loans of $9.5 million, or 13.1%, and commercial real estate loans of $9.3 million, or 5.7%, partially offset by decreases in construction loans of $2.6 million, or 7.9%, and residential real estate loans of $2.2 million, or 1.7%, from $132.7 million at December 31, 2010 to $130.4 million at June 30, 2011. The construction portfolio continues to decrease as borrowers complete existing construction projects and the demand for new construction loans decreases. The decrease in one-to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the asset/liability management strategy and in a continued effort to reduce interest rate risk, the Company continues to sell substantially all fixed rate, low coupon residential real estate loans that we originate to the secondary market.

The increase of $4.7 million, or 6.7%, from December 31, 2010 to June 30, 2011 in amortized cost of securities held-to-maturity of was primarily due to the purchase of an $8.9 million tax-exempt industrial revenue bond, partially offset by the $3.1 million decrease in the U.S. Treasury portfolio, pay downs collateralized mortgage obligations and industrial revenue bonds of $1.0 million, and a $1.0 million decrease in certificates of deposit.

Total deposits increased $12.2 million, or 3.1%, to $404.2 million at June 30, 2011 from $391.9 million at December 31, 2010. Money market accounts increased $13.5 million, or 20.4%, to $79.7 million, regular savings accounts increased $2.7 million, or 6.1%, to $46.9 million, demand accounts increased $1.9 million, or 3.8%, to $50.2 million and NOW accounts increased $4.6 million, or 31.6%, to $19.2 million. These increases were offset by a decrease in certificates of deposit of $10.4 million, or 4.8%, to $208.2 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. The $10.4 million decrease in certificates of deposit was offset by the $22.6 million, or 13.1%, increase in low cost relationship focused transaction and savings accounts.

Total stockholders’ equity decreased $822,000, or 0.90%, to $91.1 million at June 30, 2011 and represented 15.7% of total assets compared to 16.0% of total assets at December 31, 2010. The decrease was mainly due to a decrease in unearned compensation of $646,000, an increase in additional paid-in-capital of $259,000, a decrease in other accumulated comprehensive income of $20,000 and net income of $306,000, partially offset by an increase in treasury stock of $2.1 million. The Company purchased 145,271 shares of the Company’s common stock through the Company’s stock repurchase program, at a total cost of $2.1 million and an average price of $14.16. The Company’s book value per share increased from $15.28 at December 31, 2010 to $15.52 at June 30, 2011.

Allowance for Loan Losses

	At or for the Six Months
	Ended June 30,
	2011	2010
	(Dollars In Thousands)

Allowance for loan losses at beginning of year, December 31	$4,431	$4,077

Charged-off loans:
Residential real estate	(48)	(85)
Construction	(42)	-
Commercial real estate	(164)	(7)
Commercial	(32)	(209)
Home equity	(6)	-
Consumer	(36)	(49)
Total charged-off loans	(328)	(350)

Recoveries on loans previously charged-off:
Residential real estate	-	-
Construction	-	-
Commercial real estate	-	-
Commercial	-	-
Home equity	-	-
Consumer	10	11
Total recoveries	10	11
Net loan charge-offs	(318)	(339)
Provision for loan losses	352	385
Allowance for loan losses, end of period	$4,465	$4,123

Ratios:
Net loan charge-offs to total average loans	0.07%	0.08%
Allowance for loan losses to total loans (1)	1.00%	0.94%
Allowance for loan losses to nonperforming
loans (2)	84.15%	83.16%
Recoveries to charge-offs	3.05%	3.14%

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

At June 30, 2011, the allowance for loan losses represented 1.00% of total loans and 84.15% of nonperforming loans. The allowance for loan losses remained substantially unchanged from $4.4 million at December 31, 2010 to $4.5 million at June 30, 2011, due to a provision for loan losses of $352,000 partially offset by net charge-offs of $318,000. The provision for loan losses for the six months ended June 30, 2011 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $1.2 million, or 18.0%, to $5.3 million at June 30, 2011 from $6.5 million at December 31, 2010. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans and commercial business loans.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	June 30,	December 31,
	2011	2010
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$2,345	$3,329
Construction	47	316
Commercial real estate	1,745	2,158
Commercial	1,029	391
Home equity	100	204
Consumer (1)	40	72
Total nonaccrual loans	5,306	6,470
Other real estate owned, net	529	286
Total nonperforming assets	$5,835	$6,756
Ratios:
Total nonperforming loans as a
percentage of total loans (2)	1.19%	1.49%
Total nonperforming assets as a
percentage of total assets (3)	1.01%	1.18%

(1)	Consumer loans include home equity loans.

(2)	Total loans equals net loans plus the allowance for loan losses.

(3)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2011, the Company had 10 troubled debt restructurings included in nonperforming loans of $2.6 million. The 10 restructured loans continue to be reported on nonaccrual but have been performing as modified.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

As of June 30, 2011, nonperforming loans decreased $1.2 million, or 18.0%, to $5.3 million compared to $6.5 million as of December 31, 2010. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $985,000, or 29.6%, a decrease of $413,000, or 19.1%, in nonperforming commercial real estate loans, a decrease of $269,000, or 85.1%, in non performing construction loans, a decrease of $104,000, or 51.0%, in nonperforming home equity loans and a decrease of $31,000, or 43.1%, in nonperforming consumer loans. These decreases were offset by an increase of $638,000, or 163.2%, in nonperforming commercial and industrial loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan classes were not accruing interest as of June 30, 2011: 20 residential real estate loans with a principal balance of $2.3 million, one residential construction loan with a principal balance of $47,000, three commercial real estate loans with a principal balance of $1.7 million, 18 commercial loans with a principal balance of $1.0 million, three consumer loans with a principal balance of $41,000 and one home equity loan with a principal balance of $100,000. The non-performing totals include ten troubled debt restructurings consisting of five commercial real estate loans totaling $2.6 million, four nonperforming commercial and industrial loans totaling $244,000 and one residential real estate loan totaling $254,000. As of June 30, 2011, all ten restructured loans were performing to their modified terms. Management reviews nonaccrual loans on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flows cannot be identified.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2011		December 31, 2010
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)

Demand deposits	$50,156	12.4%	$48,302	12.3%
NOW accounts	19,180	4.7%	14,572	3.7%
Savings accounts	46,902	11.6%	44,215	11.3%
Money market deposit accounts	79,713	19.7%	66,218	16.9%
Total transaction accounts	195,951	48.5%	173,307	44.2%
Certificates of deposit	208,200	51.5%	218,630	55.8%
Total deposits	$404,151	100.0%	$391,937	100.0%

Total deposits increased $12.2 million, or 3.1%, to $404.2 million at June 30, 2011 from $391.9 million at December 31, 2010. Money market accounts increased $13.5 million, or 20.4%, to $79.7 million, regular savings accounts increased $2.7 million, or 6.1%, to $46.9 million, demand accounts increased $1.9 million, or 3.8%, to $50.2 million and NOW accounts increased $4.6 million, or 31.6%, to $19.2 million. These increases were offset by a decrease in certificates of deposit of $10.4 million, or 4.8%, to $208.2 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. The $10.4 million decrease in certificates of deposit was partially offset by the $22.6 million, or 13.1%, increase in low cost relationship focused transaction and savings accounts.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	June 30,	December 31,
	2011	2010
Maximum amount of advances outstanding at any month-end during the period:	( In Thousands)
FHLB Advances	$70,564	$80,907
Securities sold under agreements to repurchase	24,560	29,639
Average advances outstanding during the period:
FHLB Advances	$67,910	$74,775
Securities sold under agreements to repurchase	18,777	18,703
Weighted average interest rate during the period:
FHLB Advances	2.58%	2.70%
Securities sold under agreements to repurchase	0.21%	0.36%
Balance outstanding at end of period:
FHLB Advances	$65,237	$71,615
Securities sold under agreements to repurchase	19,304	17,972
Weighted average interest rate at end of period:
FHLB Advances	2.58%	2.54%
Securities sold under agreements to repurchase	0.20%	0.25%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $6.4 million, or 8.9%, from $71.6 million at December 31, 2010 to $65.2 million at June 30, 2011 due to payments on long-term advances of $6.4 million. Securities sold under agreements to repurchase increased $1.3 million, or 7.4%, primarily due to customer activity.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General

The Company reported net income of $306,000, or $0.06 earnings per share, for the three months ended June 30, 2011, an increase of $179,000, or 140.9%, as compared to net income of $127,000, or $0.02 earnings per share, for the same period in 2010. The increase in net income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was primarily due to an increase in net interest income of $213,000, or 5.0%, partially offset by an increase in non-interest expense of $53,000, or 1.2%, and an increase in the provision for loan losses of $7,000, or 6.3%.

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

Average Balance Sheet

	For the Three Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$70,496	$629	3.58%	$65,196	$528	3.25%
Loans:
Residential real estate loans	154,956	2,000	5.18%	160,888	2,197	5.48%
Commercial real estate loans	179,305	2,582	5.78%	163,671	2,426	5.95%
Consumer loans	31,814	363	4.58%	34,012	413	4.87%
Commercial loans	82,682	923	4.48%	76,764	898	4.69%
Loans, net (2)	448,757	5,868	5.24%	435,335	5,934	5.47%
Other	19,268	10	0.21%	12,216	6	0.20%
Total interest-earning assets	538,521	$6,507	4.85%	512,747	$6,468	5.06%
Noninterest-earning assets	41,746			40,193
Total assets	$580,267			$552,940

Interest-bearing liabilities:
Deposits:
Money market accounts	$76,598	$73	0.38%	$63,714	$124	0.78%
Savings accounts (3)	46,923	12	0.10%	44,328	28	0.25%
NOW, ATS, and other transaction accounts	16,557	10	0.24%	19,220	9	0.19%
Certificates of deposit	213,180	1,256	2.36%	195,525	1,303	2.67%
Total interest-bearing deposits	353,258	1,351	1.53%	322,787	1,464	1.82%
FHLB advances	66,315	431	2.61%	78,993	524	2.66%
Securities sold under agreement to
repurchase	19,548	10	0.21%	18,609	19	0.41%
Total interest-bearing borrowings	85,863	441	2.06%	97,602	543	2.23%
Total interest-bearing liabilities	439,121	1,792	1.64%	420,389	2,007	1.91%
Demand deposits	48,580			36,985
Other noninterest-bearing liabilities	322			227
Total liabilities	488,023			457,601
Total stockholders' equity	92,244			95,339
Total liabilities and stockholders' equity	$580,267			$552,940
Net interest-earning assets	$99,400			$92,358
Tax equivalent net interest income/
interest rate spread (4)		4,715	3.21%		4,461	3.15%
Tax equivalent net interest income as a
percentage of interest-earning assets			3.51%			3.49%
Ratio of interest-earning assets
to interest-bearing liabilities			122.64%			121.97%
Less: tax equivalent adjustment (1)		(226)			(185)
Net interest income as reported on statement of operations		$4,489			$4,276

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors' escrow deposits.
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

	Three Months Ended June 30,
	2011 compared to 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$45	$56	$101
Loans:
Residential real estate loans	(79)	(118)	(197)
Commercial real estate loans	227	(71)	156
Consumer loans	(25)	(25)	(50)
Commercial loans	67	(42)	25
Total loans	190	(256)	(66)
Other	4	-	4
Total interest-earning assets	$239	$(200)	$39

Interest-bearing liabilities:
Deposits:
Money market accounts	$21	$(72)	$(51)
Savings accounts (2)	2	(18)	(16)
NOW, ATS, and other transaction accounts	(1)	2	1
Certificates of deposit	110	(157)	(47)
Total deposits	132	(245)	(113)
FHLB advances	(83)	(10)	(93)
Securities sold under agreement to
repurchase	1	(10)	(9)
Total interest-bearing borrowings	(82)	(20)	(102)
Total interest-bearing liabilities	50	(265)	(215)

Increase in net interest income (3)	$189	$65	$254

(1) The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2) Includes interest on mortgagors’ escrow deposits.
(3) The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $254,000, or 5.7%, to $4.7 million for the three months ended June 30, 2011, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 2 basis points from 3.49% for the three months ended June 30, 2010 to 3.51% for the three months ended June 30, 2011.

Interest and dividend income, on a tax equivalent basis, increased $39,000, or 0.60%, to $6.5 million for the three months ended June 30, 2011. Average interest-earning assets increased $25.8 million, or 5.0%, from $512.7 million at June 30, 2010 to $538.5 million at June 30, 2011. Average loans increased $13.4 million, or 3.1%, primarily due to strong commercial originations. Average investment securities increased $5.3 million, or 8.1%, for the period and tax equivalent investment securities interest income increased $101,000, or 19.1%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 21 basis points to 4.85% for the three months ended June 30, 2011, primarily as a result of lower market rates of interest.

Total interest expense decreased $215,000, or 10.7%, to $1.8 million for the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010, due to lowering deposit costs by $113,000, or 7.7% and a decrease in cost of borrowing of $102,000 or 18.8%. Average interest-bearing liabilities increased $18.7 million, or 4.5% to $439.1 million for the three months ended June 30, 2011 from $420.4 million for the three months ended June 30, 2010. Rates paid on average interest-bearing liabilities declined 27 basis points from 1.91% for the three months ended June 30, 2010 to 1.64% for the three months ended June 30, 2011. The lower interest rate environment led to a decrease in rates paid for certificates of deposit and money market accounts by 31 and 40 basis points, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2011 was $119,000 compared $112,000 for the three months ended June 30, 2010. The increase in the provision for loan losses was due to the increase in the loan portfolio of $10.9 million, or 2.5%, from $435.8 million for the three months ended June 30, 2010 to $446.7 million for the three months ended June 30, 2011. Nonperforming loans increased by $300,000 from $5.0 million for the three months ended June 30, 2010 to $5.3 million for the three months ended June 30, 2011 but decreased by $1.2 million from December 31, 2010.

Non-interest Income

Non-interest income decreased slightly from $592,000 for the three months ended June 30, 2010 to $591,000 for the three months ended June 30, 2011. Customer service charges, fees and commissions increased $17,000, or 4.0%, due to the increase in transaction deposit accounts. The increase in customer service charges, fees and commissions was partially offset by a decrease from net loan sales and servicing of $18,000, or 26.5%, due to lower volume of loan sales in 2011.

Non-interest Expenses

Non-interest expenses increased $53,000, or 1.1%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Non-interest expense increased primarily due to the increase in FDIC insurance expense of $54,000, or 48.2%, an increase in professional fees of $41,000, or 37.6%, and an increase in other non-interest expenses of $49,000, or 4.9%. These increases were partially offset by a $49,000, or 1.8%, decrease in salaries and employee benefits and a $26,000, or 9.0%, decrease in furniture and equipment.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General

For the six months ended June 30, 2011, the Company reported net income of $350,000, or $0.06 earnings per share, as compared to net income of $77,000, or $0.01, for the same period in 2010. The increase in net income for the six months ended June 30, 2011 was primarily due to the increase in net interest income of $427,000, or 5.1%, an increase in non-interest income of $54,000, or 4.5%, and a decrease in the provision for loan losses of $33,000, or 8.6%, partially offset by the increase in non-interest expense of $264,000, or 2.9%.

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

	For the Six Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$68,781	$1,191	3.49%	$64,733	$916	2.85%
Loans:
Residential real estate loans	155,150	4,008	5.21%	161,566	4,448	5.55%
Commercial real estate loans	177,895	5,147	5.83%	163,429	4,875	6.02%
Consumer loans	32,185	738	4.62%	33,879	831	4.95%
Commercial loans	80,148	1,784	4.49%	73,937	1,698	4.63%
Loans, net (2)	445,378	11,677	5.29%	432,811	11,852	5.52%
Other	21,879	22	0.20%	11,666	11	0.19%
Total interest-earning assets	536,038	12,890	4.85%	509,210	12,779	5.06%
Noninterest-earning assets	40,828			39,829
Total assets	$576,866			$549,039

Interest-bearing liabilities:
Deposits:
Money market accounts	$71,961	$127	0.36%	$59,145	$224	0.76%
Savings accounts (3)	46,262	24	0.10%	44,275	55	0.25%
NOW, ATS, and other transaction accounts	15,770	17	0.22%	19,012	19	0.20%
Certificates of deposit	215,447	2,557	2.39%	197,826	2,653	2.70%
Total interest-bearing deposits	349,440	2,725	1.57%	320,258	2,951	1.86%
FHLB advances	67,910	869	2.58%	75,299	1,042	2.79%
Securities sold under agreement to
repurchase	18,767	19	0.20%	20,057	46	0.46%
Total interest-bearing borrowings	86,677	888	2.07%	95,356	1,088	2.30%
Total interest-bearing liabilities	436,117	3,613	1.67%	415,614	4,039	1.96%
Demand deposits	48,194			38,044
Other noninterest-bearing liabilities	248			210
Total liabilities	484,559			453,868
Total stockholders' equity	92,307			95,171
Total liabilities and stockholders' equity	$576,866			$549,039
Net interest-earning assets	$99,921			$93,596
Tax equivalent net interest income/
interest rate spread (4)		9,277	3.18%		8,740	3.10%
Tax equivalent net interest income as a
percentage of interest-earning assets			3.49%			3.46%
Ratio of interest-earning assets
to interest-bearing liabilities			122.91%			122.52%
Less: tax equivalent adjustment (1)		(421)			(311)
Net interest income as reported on statement of operations		$8,856			$8,429

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale
(3)	Savings accounts include mortgagors' escrow deposits.
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

	Six Months Ended June 30,
	2011 compared to 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$63	$212	$275
Loans:
Residential real estate loans	(172)	(268)	(440)
Commercial real estate loans	424	(152)	272
Consumer loans	(41)	(52)	(93)
Commercial loans	141	(55)	86
Total loans	352	(527)	(175)
Other	10	1	11
Total interest-earning assets	$425	$(314)	$111

Interest-bearing liabilities:
Deposits:
Money market accounts	$41	$(138)	$(97)
Savings accounts (2)	2	(33)	(31)
NOW, ATS, and other transaction accounts	(3)	1	(2)
Certificates of deposit	224	(320)	(96)
Total deposits	264	(490)	(226)
FHLB advances	(98)	(75)	(173)
Securities sold under agreement to
repurchase	(3)	(24)	(27)
Total interest-bearing borrowings	(101)	(99)	(200)
Total interest-bearing liabilities	163	(589)	(426)

Increase in net interest income (3)	$262	$275	$537

(1) The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2) Includes interest on mortgagors’ escrow deposits.
(3) The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $537,000 or 6.1%, to $9.3 million for the six months ended June 30, 2011, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 3 basis points from 3.46% for the six months ended June 30, 2010 to 3.49% for the six months ended June 30, 2011.

Interest and dividend income, on a tax equivalent basis, increased $111,000, or 0.9%, to $12.9 million for the six months ended June 30, 2011, compared to $12.8 million for the same period last year.  Average interest-earning assets increased $26.8 million, or 5.3%, from $509.2 million for the six months ended June 30, 2010 to $536.0 million for the six months ended June 30, 2011. Average loans increased $12.6 million, or 2.9%, primarily due to strong commercial originations. Average investment securities increased $4.0 million, or 6.3%, for the period and tax equivalent investment securities interest income increased $275,000, or 30.0%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 21 basis points to 4.85% for the six months ended June 30, 2011, due to lower market rates of interest.

Total interest expense decreased $426,000, or 10.6%, to $3.6 million for the six months ended June 30, 2011 from $4.0 million for the same period in 2010, due to lowering deposit costs by $226,000, or 7.7% and borrowing costs by $200,000, or 18.4%. Average interest-bearing liabilities increased $20.5 million, or 4.9%, to $436.1 million for the six months ended June 30, 2011 from $415.6 million for six months ended June 30, 2010, reflecting increases in deposits of $29.2 million, or 9.1%. Rates paid on average interest-bearing liabilities declined 29 basis points from 1.96% for the six months ended June 30, 2010 to 1.67% for the six months ended June 30, 2011, reflecting the lower interest rates paid on deposits and borrowings. The lower interest rate environment led to a decrease in rates paid on certificates of deposit and money market accounts by 31 and 41 basis points, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2011 was $352,000 compared to $385,000 for the six months ended June 30, 2010. The decrease in the provision for loan losses was due to the $1.2 million, or 18.0%, decrease in non performing loans from $6.5 million at December 31, 2010 to $5.3 million at June 30, 2011.

Non-interest Income

Non-interest income for the six months ended June 30, 2011 increased $54,000, or 4.5%, from $1.2 million at June 30, 2010 to $1.3 million at June 30, 2011. Income from customer service charges, fees and commissions increased $54,000, or 6.3%, and income from net loan sales and servicing increased by $47,000, or 31.1%. These improvements were partially offset by a $63,000 loss on the sale of other real estate owned and a $17,000, or 8.0%, decrease in income from bank owned life insurance.

Non-interest Expenses

Non-interest expenses increased $264,000, or 2.9%, from $9.2 million for the six months ended June 30, 2010 to $9.4 million for the six months ended June 30, 2011. The increase was primarily due to the $254,000, or 4.8%, increase in salaries and employee benefits as a result of higher benefit costs, normal salary increases and $130,000 in costs associated with the retirement of one of our senior officers on March 31, 2011, a non-recurring expense. Professional fees increased $35,000, or 13.6%, stationery, supplies and postage increased $21,000, or 13.5%, data processing increased $15,000, or 2.7%, and other non-interest expense increased $45,000, or 4.7%. These increases were partially offset by a $64,000, or 19.2%, decrease in FDIC insurance expense and a $44,000, or 7.9%, decrease in furniture and equipment.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	(Dollars in Thousands)				(Dollars in Thousands)
		Average		Average		Average		Average
	Interest	Yield	Interest	Yield	Interest	Yield	Interest	Yield

Investment securities (no tax adjustment)	$403	2.29%	$343	2.11%	$770	2.26%	$605	1.88%
Tax equivalent adjustment (1)	226		185		421		311
Investment securities (tax equivalent basis)	$629	3.58%	$528	3.25%	$1,191	3.49%	$916	2.85%

Net interest income (no tax adjustment)	$4,489		$4,276		$8,856		$8,429
Tax equivalent adjustment (1)	226		185		421		311
Net interest income (tax equivalent basis)	$4,715		$4,461		$9,277		$8,740

Interest rate spread (no tax adjustment)		3.04%		3.00%		3.02%		2.98%
Net interest margin (no tax adjustment)		3.34%		3.34%		3.33%		3.34%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, total cash and cash equivalents totaled $26.6 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $632,000 at June 30, 2011. Other liquid assets as of June 30, 2011 include: U.S. Treasury securities and collateralized mortgage, net of pledged securities, totaled $9.1 million, and certificates of deposit of $10.8 million. At June 30, 2011, the Company had an over collateralized securities pledging position of $2.1 million.

In addition, at June 30, 2011, we had the ability to borrow a total of approximately $79.9 million from the Federal Home Loan Bank of Boston. On June 30, 2011, we had $65.2 million of borrowings outstanding. We have the ability to increase our borrowing capacity with the FHLB by pledging additional loans. In addition, we had the following available lines of credit to use as contingency funding sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of June 30, 2011 totaled $105.7 million, or 50.8%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at June 30, 2011.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are presented in the following table:

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2011

Total Capital to Risk Weighted Assets
Company	$94,373	19.2%	$39,301	8.0%	N/A	N/A
Bank	$79,993	16.3%	$39,216	8.0%	$49,020	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$89,902	18.3%	$19,651	4.0%	N/A	N/A
Bank	$75,522	15.4%	$19,608	4.0%	$29,412	6.0%

Tier 1 Capital to Average Assets
Company	$89,902	15.6%	$23,123	4.0%	N/A	N/A
Bank	$75,522	13.1%	$23,123	4.0%	$28,903	5.0%

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010:

Total Capital to Risk Weighted Assets
Company	$95,199	20.7%	$36,861	8.0%	N/A	N/A
Bank	$78,687	17.1%	$36,786	8.0%	$45,982	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$90,749	19.7%	$18,430	4.0%	N/A	N/A
Bank	$74,237	16.1%	$18,393	4.0%	$27,589	6.0%

Tier 1 Capital to Average Assets
Company	$90,749	16.1%	$22,590	4.0%	N/A	N/A
Bank	$74,237	13.2%	$22,532	4.0%	$28,164	5.0%

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

There were no dividends from the Bancorp for the six months ended June 30, 2011.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2011	2010

Commitments to grant loans	$13,200	$18,945
Unfunded commitments for construction loans	7,043	7,140
Unfunded commitments under lines of credit	72,006	75,924
Standby letters of credit	1,940	2,301

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,940 at June 30, 2011 and $2,301 at December 31, 2010, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2011 and December 31, 2010 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at June 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2011 through June 30, 2012:

Changes In Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income Over Twelve Months
Up 500 - 24 Months	3.0%
UP 400 - 24 Months	2.0%
UP 300 - 12 Months	4.0%
UP 200 - 12 Months	1.0%
Base	0.0%
Down 100 Basis Points	-1.0%

As indicated in the table above the result of a 200 basis point instantaneous increase in interest rates is estimated to increase net interest income by 1.0% and 4.0% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. A 400 and 500 basis point increase in interest rates over a 24-month period is estimated to increase net interest income by 2.0% and 3.0% in the first 12-months.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2011, the risk factors for the Company have not changed materially from those reported in our 2010 Annual Report on Form 10-K. However, the risks described in our 2010 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On November 19, 2010, the Company announced that its Board of Directors authorized a fifth stock repurchase program (the “Fifth Stock Repurchase Program”) for the purchase of up to 303,004 shares of the Company’s common stock, or approximately 5% of its then outstanding common stock. The repurchase under the Fifth Stock Repurchase Program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Inc. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. Repurchases made in the second quarter of 2011 were as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

April 1-30, 2011	23,171	$14.03	103,371	199,633

May 1-31, 2011	45,000	14.62	148,371	154,633

June 1-30, 2011	45,000	14.56	193,371	109,633

Total	113,171	$14.48

Item 3.   Defaults Upon Senior Securities.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

3.1 3.2 4.0 31.1 31.2 32.0 101.0
Articles of Incorporation of Chicopee Bancorp, Inc. (1)
Bylaws of Chicopee Bancorp, Inc. (2)
Stock Certificate of Chicopee Bancorp, Inc. (1)
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certification
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for each of the three and six month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for each of the six month periods ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the six month periods ended June 30, 2011 and 2010, Consolidated Statements of Comprehensive Income for each of the three and six month periods ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: August 5, 2011	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 5, 2011	By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)