Form 10-Q
period 2011-09-30
CHICOPEE BANCORP, INC.
filed 2011-11-04
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes [  ]    No [X]

As of November 4, 2011, there were 5,739,903 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)

	September 30,	December 31,
Assets	2011	2010
	(Unaudited)

Cash and due from banks	$9,333	$6,903
Federal funds sold	38,509	28,970
Total cash and cash equivalents	47,842	35,873

Securities available-for-sale, at fair value	548	362
Securities held-to-maturity, at cost (fair value $62,616 and $69,912 at
September 30, 2011 and December 31, 2010, respectively)	62,479	69,713
Federal Home Loan Bank stock, at cost	4,489	4,489
Loans, net of allowance for loan losses ($4,322 at
September 30, 2011 and $4,431 at December 31, 2010)	442,589	430,307
Loans held for sale	988	1,888
Other real estate owned	1,055	286
Mortgage servicing rights	341	306
Bank owned life insurance	13,328	13,032
Premises and equipment, net	10,025	10,340
Accrued interest and dividends receivable	1,721	1,897
Deferred income tax asset	2,508	2,469
FDIC prepaid insurance	947	1,361
Other assets	1,537	1,381
Total assets	$590,397	$573,704

Liabilities and Stockholders' Equity

Deposits
Non-interest-bearing	$57,579	$48,302
Interest-bearing	358,778	343,635
Total deposits	416,357	391,937

Securities sold under agreements to repurchase	21,239	17,972
Federal Home Loan Bank of Boston advances	62,142	71,615
Accrued expenses and other liabilities	541	298
Total liabilities	500,279	481,822

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at September 30, 2011 and December 31, 2010)	72,479	72,479
Treasury stock, at cost (1,689,661 shares at September 30, 2011
and 1,427,390 shares at December 31, 2010)	(22,007)	(18,295)
Additional paid-in-capital	2,643	2,255
Unearned compensation (restricted stock awards)	(740)	(1,431)
Unearned compensation (Employee Stock Ownership Plan)	(4,240)	(4,463)
Retained earnings	42,029	41,308
Accumulated other comprehensive (loss) income	(46)	29
Total stockholders' equity	90,118	91,882
Total liabilities and stockholders' equity	$590,397	$573,704

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$5,801	$5,862	$17,478	$17,714
Interest and dividends on securities	425	337	1,195	941
Other interest-earning assets	6	10	27	21
Total interest and dividend income	6,232	6,209	18,700	18,676

Interest expense:
Deposits	1,292	1,516	4,017	4,467
Securities sold under agreements to repurchase	8	10	27	55
Other borrowed funds	414	500	1,283	1,543
Total interest expense	1,714	2,026	5,327	6,065

Net interest income	4,518	4,183	13,373	12,611
Provision for loan losses	223	376	575	761

Net interest income after provision for loan losses	4,295	3,807	12,798	11,850

Non-interest income:
Service charges, fees and commissions	549	426	1,459	1,282
Loan sales and servicing, net	51	86	250	237
Net gain on sales of securities available-for-sale	-	-	12	-
Gain on acquisition of real estate	32	-	32	-
Loss on sale of other real estate owned	(36)	(15)	(99)	(23)
Other than temporary impairment charge	-	-	-	(13)
Income from bank owned life insurance	101	106	296	318
Total non-interest income	697	603	1,950	1,801

Non-interest expenses:
Salaries and employee benefits	2,719	2,484	8,217	7,728
Occupancy expenses	358	362	1,189	1,189
Furniture and equipment	271	209	782	764
FDIC insurance assessment	145	105	414	418
Data processing	299	338	879	903
Professional fees	129	158	422	416
Advertising	160	131	413	384
Stationery, supplies and postage	104	79	280	234
Other non-interest expense	476	460	1,485	1,445
Total non-interest expenses	4,661	4,326	14,081	13,481

Income before income taxes	331	84	667	170
Income tax benefit	(40)	(99)	(54)	(90)
Net income	$371	$183	$721	$260

Earnings per share: (1)
Basic	$0.07	$0.03	$0.13	$0.05
Diluted	$0.07	$0.03	$0.13	$0.05

Adjusted weighted average shares outstanding:
Basic	5,305,372	5,685,598	5,368,144	5,710,883
Diluted	5,321,435	5,685,598	5,396,608	5,718,995

(1) Common stock equivalents are excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2011 and September 30, 2010, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2011 and 2010
(Dollars In Thousands)
(Unaudited)

				Unearned	Unearned		Accumulated
			Additional	Compensation	Compensation		Other
	Common	Treasury	Paid-in	(restricted stock	(Employee Stock	Retained	Comprehensive
	Stock	Stock	Capital	awards)	Ownership Plan)	Earnings	Income (Loss)	Total

Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	721	-	721
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $40)	-	-	-	-	-	-	(75)	(75)
Total comprehensive income								646

Treasury stock purchased (262,271 shares)	-	(3,712)	-	-	-	-	-	(3,712)
Change in unearned compensation:
Stock option expense	-	-	308	-	-	-	-	308
Restricted stock award expense	-	-	-	691	-	-	-	691
Common stock held by ESOP committed to
be released	-	-	80	-	223	-	-	303
Balance at September 30, 2011	$72,479	$(22,007)	$2,643	$(740)	$(4,240)	$42,029	$(46)	$90,118

Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive income:
Net income	-	-	-	-	-	260	-	260
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $3)	-	-	-	-	-	-	5	5
Total comprehensive income								265

Treasury stock purchased (155,207 shares)	-	(1,763)	-	-	-	-	-	(1,763)
Change in unearned compensation:
Stock option expense	-	-	316	-	-	-	-	316
Restricted stock award expense	-	-	-	627	-	-	-	627
Common stock held by ESOP committed to
be released	-	-	45	-	223	-	-	268
Balance at September 30, 2010	$72,479	$(15,714)	$2,126	$(1,642)	$(4,538)	$41,103	$71	$93,885

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$721	$260
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	734	752
Provision for loan losses	575	761
Increase in cash surrender value of life insurance	(296)	(318)
Realized gain on sale of securities available-for-sale, net	(12)	-
Realized gain on sales of mortgage loans	(107)	(118)
Increase in other assets	(193)	(266)
Decrease (increase) in accrued interest and dividends receivable	176	(39)
Decrease in FDIC prepaid insurance	413	428
Net change in loans originated for resale	900	(638)
Net loss on sale of other real estate owned	99	23
Increase in other liabilities	241	52
Other than temporary impairment charge	-	13
Change in unearned compensation	1,302	1,211
Net cash provided by operating activities	4,553	2,121

Cash flows from investing activities:
Additions to premises and equipment	(318)	(336)
Loan originations and principal collections, net	(13,942)	(8,767)
Proceeds from sale of other real estate owned	217	193
Proceeds from sale of securities available-for-sale	17	-
Purchases of securities available-for-sale	(304)	-
Purchases of securities held-to-maturity	(69,658)	(73,925)
Maturities of securities held-to-maturity	75,333	74,590
Proceeds from principal paydowns of securities held-to-maturity	1,568	1,265
Purchase of FHLB stock	-	(183)
Net cash used by investing activities	(7,087)	(7,163)

Cash flows from financing activities:
Net increase in deposits	24,420	16,648
Net increase (decrease) in securities sold under agreements to repurchase	3,268	(2,358)
Proceeds from long-term FHLB advances	-	24,500
Payments on long-term FHLB advances	(9,473)	(13,396)
Stock purchased for treasury	(3,712)	(1,763)
Net cash provided by financing activities	14,503	23,631

Net increase in cash and cash equivalents	11,969	18,589

Cash and cash equivalents at beginning of year	35,873	20,075
Cash and cash equivalents at end of period	$47,842	$38,664

Supplemental cash flow information:
Interest paid on deposits	$4,017	$4,467
Interest paid on borrowings	1,310	1,616
Income taxes paid	120	212
Transfers from loans to other real estate owned	1,085	421

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three and Nine Months Ended September 30, 2011 and 2010

1.     Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of September 30, 2011 and for the periods ended September 30, 2011 and 2010 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods ended September 30, 2011 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended September		Nine Months Ended September
	2011	2010	2011	2010

Net income (in thousands)	$371	$183	$721	$260

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,617,796)	(1,144,317)	(1,526,242)	(1,090,696)
Less: average number of unallocated ESOP shares	(446,363)	(476,120)	(446,363)	(476,120)
Less: average number of dilutive restricted stock awards	(69,837)	(133,333)	(98,619)	(161,669)

Adjusted weighted average number of common
shares outstanding	5,305,372	5,685,598	5,368,144	5,710,883
Plus: dilutive outstanding restricted stock awards	16,063	-	28,464	8,112
Plus: dilutive outstanding stock options	-	-	-	-
Weighted average number of diluted shares outstanding	5,321,435	5,685,598	5,396,608	5,718,995

Earnings per share:
Basic- common stock	$0.07	$0.03	$0.13	$0.05
Basic- unvested share-based payment awards	$0.07	$0.03	$0.13	$0.05
Diluted- common stock	$0.07	$0.03	$0.13	$0.05
Diluted- unvested share-based payment awards	$0.07	$0.03	$0.13	$0.05

There were 556,198 and 598,834 stock options that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended December 31, 2010 and 2009, and the nine months ended September 30, 2011:

	Nine Months	Year Ended	Year Ended
	Ended September 30,	December 31,	December 31,
	2011	2010	2009
Expected dividend yield	2.00%	2.00%	2.00%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	25.02%	25.89%	25.89%
Risk-free interest rate	2.92%	2.95%	2.95%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of September 30, 2011, and changes during the nine months then ended, is as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(000's)

Outstanding at December 31, 2010	591,334	$14.21	6.48	$8,403
Granted	16,000	14.10	9.35	-
Exercised	2,300	11.20	7.39	-
Forfeited or expired	48,836	14.04	6.44	-
Outstanding at September 30, 2011	556,198	$14.23	6.57	$7,917
Exercisable at September 30, 2011	423,157	$14.28	5.67	$6,041
Exercisable at September 30, 2010	350,398	$14.28	6.52	$5,004

The Company granted 16,000 stock options in the nine months ended September 30, 2011 with a fair value of $3.41. The weighted-average grant-date fair value of options granted during 2009 and 2008 was $3.07 and $2.37, respectively. There were no options granted during 2010. The weighted average grant-date fair value of the options outstanding and exercisable at September 30, 2011 was $3.88 and $3.91, respectively. For the nine months ended September 30, 2011 and 2010, share based compensation expense applicable to options granted under the Plan was $308,000 and $316,000 and the related tax benefit was $66,000 and $64,000, respectively. During the quarter ended September 30, 2011, 2,000 stock options with an exercise price of $11.02 per share, and 300 stock options with an exercise price of $12.41 were exercised. As of September 30, 2011, unrecognized stock-based compensation expense related to non-vested options amounted to $415,000. This amount is expected to be recognized over a period of 1.39 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2011 is $14.29. The Company recorded compensation cost related to stock awards of approximately $691,000 and $627,000 in the nine months ended September 30, 2011 and 2010, respectively. Stock awards with a fair value of $651,000, and $777,000 have vested during the years ended December 31, 2010 and 2009, respectively. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards in the nine months ended September 30, 2011 with a grant price of $14.29. As of September 30, 2011, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $652,000. This amount is expected to be recognized over a period of 0.96 years.

A summary of the status of the Company’s stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011, is as follows:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at December 31, 2010	117,386	$14.29
Granted	2,000	14.29
Vested	64,040	14.29
Forfeited	-	-
Balance at September 30, 2011	55,346	$14.29

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

Comprehensive income is comprised of the following:

	Three Months Ended
	September 30,
	2011	2010
	(In Thousands)

Net income	$371	$183
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on available-for-sale
securities arising during the period	(84)	11
Tax effect	29	(4)
Other comprehensive (loss) income, net of tax	(55)	7
Total comprehensive income	$316	$190

	Nine Months Ended
	September 30,
	2011	2010
	(In Thousands)

Net income	$721	$260
Other comprehensive income, net of tax:
Unrealized holding losses on available-for-sale
securities arising during the period	(103)	(5)
Other than temporary impairment charge, included in net income	-	13
Reclassification adjustment for gain on sale of securities
available-for-sale included in net income	(12)	-
Tax effect	40	(3)
Other comprehensive loss (income), net of tax	(75)	5
Total comprehensive income	$646	$265

6.     Investment Securities

The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company's investment securities:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$618	$17	$(87)	$548
Total securities available-for-sale	$618	$17	$(87)	$548

Securities held-to-maturity
Debt securities of U.S. Government
sponsored enterprises	$981	$-	$-	$981
U.S. Treasury securities	23,997	-	(1)	23,996
Corporate and industrial
revenue bonds	31,952	-	-	31,952
Certificates of deposit	3,000	-	-	3,000
Collateralized mortgage obligations	2,549	138	-	2,687
Total securities held-to-maturity	$62,479	$138	$(1)	$62,616

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$319	$43	$-	$362
Total securities available-for-sale	$319	$43	$-	$362

Securities held-to-maturity
U.S. Treasury securities	$30,817	$-	$(1)	$30,816
Corporate and industrial
revenue bonds	23,348	-	-	23,348
Certificates of deposit	11,725	-	-	11,725
Collateralized mortgage obligations	3,823	200	-	4,023
Total securities held-to-maturity	$69,713	$200	$(1)	$69,912

¹ Does not include investments in FHLB-Boston stock of $4.5 million and Banker’s Bank stock of $183,000 repectively, at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, securities with a carrying value of $22.3 million and $25.9 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$27,978	$27,976
From 1 to 5 years	3,243	3,243
From 5 to 10 years	10,849	10,988
Over 10 years	20,409	20,409
	$62,479	$62,616

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

During the year ended December 31, 2010, management determined that one equity security issued by a company in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000. For the nine months ended September 30, 2011, management determined that there were no securities other-than-temporarily impaired.

The following table presents the fair value of investments with continuous unrealized losses as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$472	$(87)	$-	$-	$472	$(87)
U.S. Treasury securities	5,997	(1)	-	-	5,997	(1)
Total temporarily impaired securities	$6,469	$(88)	$-	$-	$6,469	$(88)

	December 31, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,995	$(1)	$-	$-	$17,995	$(1)
Total temporarily impaired securities	$17,995	$(1)	$-	$-	$17,995	$(1)

U.S. Treasury Securities
Unrealized losses within the U.S. Treasury securities category at September 30, 2011, related to two U.S. Treasury securities of which all had losses for less than 12 months. At December 31, 2010, all had unrealized losses for less than 12 months. Management deemed these losses to be immaterial.

Collateralized Mortgage Obligations
As of September 30, 2011 and December 31, 2010, there were no unrealized losses within the CMO portfolio. The portfolio ended the quarter with an unrealized gain of $138,000 compared to an unrealized gain of $200,000 at December 31, 2010.

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

As of September 30, 2011, the Company has 15 CMO bonds, or 21 individual issues, with an aggregate book value of $2.5 million, which included five bonds, or six individual issues, with FICO scores less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. The total exposure of these five bonds to the Company is $4,800. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

These 15 CMO bonds have been substantially paid down with an average current factor of 13.0%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

The Company’s remaining 10 CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by AA+ rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime or Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of these CMOs. The loans collateralizing such CMOs consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 727 and 766, and average LTV of 60%.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of September 30, 2011.

Marketable Equity Securities
Unrealized losses within the marketable equity securities category at September 30, 2011 related to eight securities issued by two companies in the financial industry.  In reviewing the marketable securities for OTTI, it was determined that the eight securities did not fail the Company’s OTTI test. Three securities issued by one company were in a loss position for four consecutive months and five securities issued by one company were in an unrealized gain position after aquisition with the exception of the stock price at the end of the third quarter. During the third quarter of 2011, none of the eight securities had losses for more than 12 months.

As of December 31, 2010, there were no unrealized losses within the equities portfolio.

Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock have also been evaluated for impairment. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. For the nine months ended September 30, 2011, the Company received $10,000 in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2011.

7.     Loans and Allowance for Loan Losses

At September 30, 2011, the Company’s net loan portfolio was $442.6 million, or 75.0% of total assets, compared to $430.3 million or 75.0% of total assets, at December 31, 2010. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	September 30, 2011		December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential¹	$123,955	27.8%	$132,670	30.6%
Home equity	30,246	6.8%	29,933	6.9%
Commercial	173,297	38.9%	162,107	37.4%
Total	327,498	73.5%	324,710	74.9%

Construction-residential	4,828	1.1%	6,428	1.5%
Construction-commercial	28,781	6.4%	26,643	6.1%
Total construction	33,609	7.5%	33,071	7.6%

Total real estate loans	361,107	81.0%	357,781	82.5%

Consumer loans	2,538	0.5%	3,165	0.7%
		.
Commercial loans	82,333	18.5%	72,847	16.8%

Total loans	445,978	100.0%	433,793	100.0%

Net deferred loan origination costs	933		945
Allowance for loan losses	(4,322)		(4,431)

Loans, net	$442,589		$430,307

¹ Excludes loans held for sale of $988,000 and $1.9 million at September 30, 2011 and December 31, 2010, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At September 30, 2011 and December 31, 2010, the Company was servicing loans for participating lenders totaling $9.4 million and $11.8 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $78.4 million and $75.8 million at September 30, 2011 and December 31, 2010, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Risk Characteristics

Residential Real Estate Loans enable the borrower to purchase or refinance existing homes, most of which serve as the primary residence of the owner. Repayment is dependent on the credit quality of the borrower. Factors attributable to failure of repayment may include a weakened economy and/or unemployment, as well as possible personal considerations. While we anticipate adjustable-rate mortgages will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment.

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

The following describes the credit risk ratings:

Special Mention. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the following categories but possess potential weaknesses.

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

The following table presents an analysis of total loans segregated by risk rating and class as of September 30, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,253	$16,243	$163,222	$256,718
Special mention	2,699	12,319	6,226	21,244
Substandard	2,381	219	3,849	6,449
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$82,333	$28,781	$173,297	$284,411

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
	(In Thousands)
Pass	$122,123	$4,828	$126,951
Substandard (also, nonaccrual)	1,832	-	1,832
Total residential loans	$123,955	$4,828	$128,783

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
	(In Thousands)
Performing	$2,474	$30,205	$32,679
Nonperforming (nonaccrual)	64	41	105
Total consumer loans	$2,538	$30,246	$32,784

The following table presents an analysis of total loans segregated by risk rating and class as of December 31, 2010:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$68,048	$10,484	$152,062	$230,594
Special mention	1,516	11,856	6,090	19,462
Substandard	3,283	4,303	3,955	11,541
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$72,847	$26,643	$162,107	$261,597

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
	(In Thousands)
Pass	$129,341	$6,112	$135,453
Substandard (also, nonaccrual)	3,329	316	3,645
Total residential loans	$132,670	$6,428	$139,098

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
	(In Thousands)
Performing	$3,093	$29,729	$32,822
Nonperforming (nonaccrual)	72	204	276
Total consumer loans	$3,165	$29,933	$33,098

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For all classes of loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table sets forth activity in the Company’s allowance for loan losses for the periods presented:

	For the Three Months
	Ended September 30,
	2011	2010
	(In Thousands)

Allowance for loan losses at beginning of the period:	$4,465	$4,123
Provision for loan losses	223	376
Recoveries	3	7
Loans charged-off	(369)	(239)

Allowance for loan losses, end of period:	$4,322	$4,267

	For the Nine Months
	Ended September 30,
	2011	2010
	(In Thousands)

Allowance for loan losses at beginning of the year:	$4,431	$4,077
Provision for loan losses	575	761
Recoveries	13	19
Loans charged-off	(697)	(590)

Allowance for loan losses, end of period:	$4,322	$4,267

There were no changes in the allowance for loan losses methodology during the nine months ended September 30, 2011. The following table presents the allowance for loan losses and select loan information for the three months ended September 30, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2011	$416	$102	$1,879	$419	$1,483	$49	$117	$4,465
Provision (reduction) for loan losses	46	8	18	69	55	10	17	223
Recoveries	-	-	-	-	-	3	-	3
Loans Charged off	(38)	(34)	-	-	(282)	(15)	-	(369)
Balance as of September 30, 2011	$424	$76	$1,897	$488	$1,256	$47	$134	$4,322

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision (reduction) for loan losses	(2)	4	277	86	141	57	12	575
Recoveries	-	-	-	-	-	13	-	13
Loans Charged off	(87)	(76)	(163)	-	(314)	(51)	(6)	(697)
Balance as of September 30, 2011	$424	$76	$1,897	$488	$1,256	$47	$134	$4,322

Allowance for loan losses ending balance
Collectively evaluated for impairment	$342	$76	$1,817	$466	$1,090	$47	$121	$3,959
Individually evalutated for impairment	82	-	80	22	166	-	13	363
	$424	$76	$1,897	$488	$1,256	$47	$134	$4,322

Total loans ending balance
Collectively evaluated for impairment	$122,123	$4,828	$169,767	$28,562	$80,151	$2,538	$30,205	$438,174
Individually evalutated for impairment	1,832	-	3,530	219	2,182	-	41	7,804
	$123,955	$4,828	$173,297	$28,781	$82,333	$2,538	$30,246	$445,978

The following table presents the allowance for loan losses and select loan information as of December 31, 2010:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses ending balance
Collectively evaluated for impairment	$349	$86	$1,632	$374	$1,016	$28	$128	$3,613
Individually evalutated for impairment	164	62	151	28	413	-	-	818
	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431

Total loans ending balance
Collectively evaluated for impairment	$129,342	$6,112	$158,437	$24,915	$69,601	$3,165	$29,729	$421,301
Individually evalutated for impairment	3,328	316	3,670	1,728	3,246	-	204	12,492
	$132,670	$6,428	$162,107	$26,643	$72,847	$3,165	$29,933	$433,793

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDR’s are initially classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, except for home equity loans.

The following table presents a summary of information pertaining to impaired loans by class for the three months ended September 30, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$1,449	$1,449	$1,740	$-	$13
Residential construction	-	-	-	-	-
Commercial real estate	3,046	3,371	2,749	-	54
Commercial construction	-	-	-	-	-
Commercial	1,001	1,001	991	-	5
Consumer	-	-	-	-	-
Home equity	6	6	53	-	-

With an allowance
Residential real estate	$382	$382	$349	$82	$-
Residential construction	-	-	23	-	-
Commercial real estate	484	484	627	80	3
Commercial construction	219	219	220	22	2
Commercial	1,182	1,182	1,989	166	9
Consumer	-	-	-	-	-
Home equity	35	35	18	13	-

Total
Residential real estate	$1,832	$1,832	$2,089	$82	$13
Residential construction	-	-	23	-	-
Commercial real estate	3,530	3,855	3,376	80	57
Commercial construction	219	219	220	22	2
Commercial	2,182	2,182	2,980	166	14
Consumer	-	-	-	-	-
Home equity	41	41	71	13	-

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents a summary of information pertaining to impaired loans by class for the nine months ended September 30, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$1,449	$1,449	$1,989	$-	$37
Residential construction	-	-	24	-	-
Commercial real estate	3,046	3,371	2,531	-	125
Commercial construction	-	-	750	-	-
Commercial	1,001	1,001	919	-	32
Consumer	-	-	-	-	-
Home equity	6	6	106	-	-

With an allowance
Residential real estate	$382	$382	$586	$82	$-
Residential construction	-	-	121	-	-
Commercial real estate	484	484	870	80	19
Commercial construction	219	219	223	22	10
Commercial	1,182	1,182	2,260	166	38
Consumer	-	-	-	-	-
Home equity	35	35	8	13	2

Total
Residential real estate	$1,832	$1,832	$2,575	$82	$37
Residential construction	-	-	145	-	-
Commercial real estate	3,530	3,855	3,401	80	144
Commercial construction	219	219	973	22	10
Commercial	2,182	2,182	3,179	166	70
Consumer	-	-	-	-	-
Home equity	41	41	114	13	2

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2010:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
With no related allowance
Residential real estate	$2,274	$2,274	$1,948	$-	$33
Residential construction	97	97	179	-	-
Commercial real estate	2,341	2,666	1,262	-	26
Commercial construction	1,500	1,500	1,499	-	50
Commercial	384	384	1,199	-	10
Consumer	-	-	-	-	-
Home equity	204	204	150	-	4

With an allowance
Residential real estate	$1,054	$1,054	$835	$164	$22
Residential construction	219	219	81	62	-
Commercial real estate	1,329	1,329	1,244	151	47
Commercial construction	228	228	563	28	16
Commercial	2,862	2,862	2,481	413	129
Consumer	-	-	-	-	-
Home equity	-	-	7	-	-

Total
Residential real estate	$3,328	$3,328	$2,783	$164	$55
Residential construction	316	316	260	62	-
Commercial real estate	3,670	3,995	2,506	151	73
Commercial construction	1,728	1,728	2,062	28	66
Commercial	3,246	3,246	3,680	413	139
Consumer	-	-	-	-	-
Home equity	204	204	157	-	4

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

The following table presents an aging analysis of past due loans as of September 30, 2011:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$2,960	$566	$1,165	$4,691	$119,264	$123,955
Residential construction	-	-	-	-	4,828	4,828
Commercial real estate	1,066	965	380	2,411	170,886	173,297
Commercial construction	-	-	-	-	28,781	28,781
Commercial	1,260	32	1,033	2,325	80,008	82,333
Consumer	129	17	37	183	2,355	2,538
Home equity	387	-	41	428	29,818	30,246
Total	$5,802	$1,580	$2,656	$10,038	$435,940	$445,978

The following table presents an aging analysis of past due loans as of December 31, 2010:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans
	(In Thousands)
Residential real estate	$964	$622	$2,356	$3,942	$128,728	$132,670
Residential construction	-	-	316	316	6,112	6,428
Commercial real estate	340	33	758	1,131	160,976	162,107
Commercial construction	-	-	-	-	26,643	26,643
Commercial	105	401	258	764	72,083	72,847
Consumer	92	3	68	163	3,002	3,165
Home equity	107	6	117	230	29,703	29,933
Total	$1,608	$1,065	$3,873	$6,546	$427,247	$433,793

Any loan with a payment more than 30 days past due will be considered delinquent.

The following table presents nonaccrual loans as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$1,832	$3,329
Construction	-	316
Commercial real estate	380	2,158
Commercial	1,633	391
Home equity	41	204
Consumer	64	72
Total nonaccrual loans	$3,950	$6,470

Troubled Debt Restructurings

The following table sets forth information regarding TDR’s at the dates indicated:

For the Three Months Ended September 30, 2011	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	-	$-	$-
Residential construction	-	-	-
Commercial real estate	1	380	380
Commercial construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Home equity	-	-	-
Total	1	$380	$380

For the Nine Months Ended September 30, 2011	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(In Thousands)
Residential real estate	1	$253	$253
Residential construction	-	-	-
Commercial real estate	6	2,755	2,430
Commercial construction	-	-	-
Commercial	1	134	134
Consumer	-	-	-
Home equity	-	-	-
Total	8	$3,142	$2,817

The TDR totals include eight troubled debt restructurings consisting of one nonperforming commercial and industrial loan totaling $134,000, six commercial real estate loans totaling $2.4 million and one residential real estate loan totaling $253,000. As of September 30, 2011, all restructured loans were performing to their modified terms. Management reviews TDR’s on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flows cannot be identified. The modifications did not result in a reduction of the recorded investment and were primarily the result of rate concessions and extensions of time.

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2011.

Level 3 – Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no level 3 valuations as of September 30, 2011 or December 31, 2010.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$548	$548	$-	$-
Total equity securities	$548	$548	$-	$-

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$362	$362	$-	$-
Total equity securities	$362	$362	$-	$-

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

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,939	$-	$1,939	$-
Other real estate owned	1,055	-	1,055	-
Loans held for sale	988	-	988	-
Mortgage servicing rights	355	-	355	-

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$4,874	$-	$4,874	$-
Other real estate owned	286	-	286	-
Loans held for sale	1,888	-	1,888	-
Mortgage servicing rights	455	-	455	-

A valuation reserve, for the above impaired loans, of $363,000 and $818,000 as of September 30, 2011 and December 31, 2010, respectively, was included in the allowance for loan losses. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans for which adjustments are based on the appraised value of the collateral which is based on the market approach of valuation.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$47,842	$47,842	$35,873	$35,873
Securities available-for-sale	548	548	362	362
Securities held-to-maturity	62,479	62,616	69,713	69,912
Federal Home Loan Bank stock	4,489	4,489	4,489	4,489
Loans, net	442,589	440,863	430,307	426,024
Loans held for sale	988	988	1,888	1,888
Accrued interest and dividends receivable	1,721	1,721	1,897	1,897
Mortgage servicing rights	341	355	306	455

Financial liabilities:
Deposits	$416,357	$417,809	$391,937	$390,951
Repurchase agreements	21,239	21,239	17,972	17,972
Advances from Federal Home Loan Bank	62,142	64,506	71,615	73,241
Accrued interest payable	133	133	162	162

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At September 30, 2011, we operated out of our main office, lending and operations center, and seven branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

The Company’s assets increased $16.7 million, or 2.9%, to $590.4 million at September 30, 2011 compared to $573.7 million at December 31, 2010, primarily due to increases in net loans of $12.3 million, or 2.9%, to $442.6 million and an increase of $12.0 million, or 33.4%, in cash and cash equivalents, partially offset by a decrease in securities held-to-maturity of $7.2 million or 10.4%.

The Company’s net loan portfolio increased $12.3 million, or 2.9%, during the first nine months of 2011 primarily due to the increases in commercial and industrial loans of $9.5 million, or 13.0%, and commercial real estate loans of $11.2 million, or 6.9%, partially offset by decreases in residential construction loans of $1.6 million, or 24.9%, and residential real estate loans of $8.7 million, or 6.6%, from $132.7 million at December 31, 2010 to $124.0 million at September 30, 2011. The construction portfolio continues to decrease as borrowers complete existing construction projects and the demand for new construction loans decreases. The decrease in one-to four-family residential loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the asset/liability management strategy and in a continued effort to reduce interest rate risk, the Company continues to sell substantially all fixed rate, low coupon residential real estate loans that we originate to the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $7.1 million, or 10.1%, to $63.1 million at September 30, 2011 from $70.0 million at December 31, 2010. The decrease in investments was primarily due to the decrease of $8.7 million, or 74.4%, in certificates of deposit held for investment, a decrease in U. S. Treasury securities of $6.8 million, or 22.1% and a decrease of $1.3 million, or 33.3%, in collateralized mortgage obligations, partially offset by an increase of $8.6 million, or 36.9%, in tax-exempt industrial revenue bonds.

Total deposits increased $24.4 million, or 6.2%, to $416.4 million at September 30, 2011 from $391.9 million at December 31, 2010. Money market accounts increased $11.5 million, or 17.3%, to $77.7 million, regular savings accounts increased $2.8 million, or 6.4%, to $47.1 million, demand accounts increased $9.3 million, or 19.2%, to $57.6 million and NOW accounts increased $6.6 million, or 45.4%, to $21.2 million. These increases were offset by a decrease in certificates of deposit of $5.8 million, or 2.7%, to $212.8 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. The $5.8 million decrease in certificates of deposit was offset by the $30.2 million, or 17.4%, increase in low cost relationship focused transaction and savings accounts.

Stockholders’ equity decreased $1.8 million, or 1.9%, to $90.1 million at September 30, 2011 from $91.9 million at December 31, 2010. The decrease in stockholders equity was primarily due to the repurchase of the Company’s stock at a cost of $3.7 million, partially offset by stock-based compensation of $914,000, an increase in additional paid in capital of $388,000 and net income of $721,000. In the first three quarters of 2011, pursuant to the Company’s fifth Stock Repurchase Program announced on November 19, 2010, the Company repurchased 245,100 shares of Company stock for $3.5 million, at an average price of $14.14 per share. In addition, the Company purchased 19,471 shares of Company stock, at an average price of $14.25 per share in connection with the vesting of the restricted stock grants as part of the Company’s 2007 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations.

Allowance for Loan Losses

	At or for the Nine Months
	Ended September 30,
	2011	2010
	(Dollars In Thousands)

Allowance for loan losses at beginning of year, December 31	$4,431	$4,077

Charged-off loans:
Residential real estate	(87)	(131)
Construction	(76)	(94)
Commercial real estate	(163)	(7)
Commercial	(314)	(266)
Home equity	(6)	-
Consumer	(51)	(92)
Total charged-off loans	(697)	(590)

Recoveries on loans previously charged-off:
Residential real estate	-	-
Construction	-	-
Commercial real estate	-	-
Commercial	-	-
Home equity	-	-
Consumer	13	19
Total recoveries	13	19
Net loan charge-offs	(684)	(571)
Provision for loan losses	575	761
Allowance for loan losses, end of period	$4,322	$4,267

Ratios:
Net loan charge-offs to total average loans	0.15%	0.13%
Allowance for loan losses to total loans (1)	0.97%	0.98%
Allowance for loan losses to nonperforming loans (2)	109.42%	70.60%
Recoveries to charge-offs	1.87%	3.22%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)	Nonperforming loans consist of all loans 90 days or more past due or other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

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

At September 30, 2011, the allowance for loan losses represented 0.97% of total loans and 109.4% of nonperforming loans. The allowance for loan losses decreased $109,000 from $4.4 million at December 31, 2010 to $4.3 million at September 30, 2011, due to a provision for loan losses of $575,000 offset by net charge-offs of $684,000. The provision for loan losses for the nine months ended September 30, 2011 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $2.5 million, or 38.9%, to $4.0 million at September 30, 2011 from $6.5 million at December 31, 2010. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans and commercial business loans.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, real estate owned, and restructured loans at the dates indicated.

	September 30,	December 31,
	2011	2010
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$1,832	$3,329
Construction	-	316
Commercial real estate	380	2,158
Commercial	1,633	391
Home equity	41	204
Consumer (1)	64	72
Total nonaccrual loans	3,950	6,470
Other real estate owned, net	1,055	286
Total nonperforming assets	$5,005	$6,756
Ratios:
Total nonperforming loans as a
percentage of total loans (2)	0.89%	1.49%
Total nonperforming assets as a
percentage of total assets (3)	0.85%	1.18%

(1)	Consumer loans include home equity loans.

(2)	Total loans equals net loans plus the allowance for loan losses.

(3)	Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At September 30, 2011, the Company had three troubled debt restructurings included in nonperforming loans of $768,000. The two restructured loans continue to be reported on nonaccrual but have been performing as modified.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

As of September 30, 2011, nonperforming loans decreased $2.5 million, or 38.9%, to $4.0 million compared to $6.5 million as of December 31, 2010. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $1.5 million, or 45.0%, a decrease of $1.8 million, or 82.4%, in nonperforming commercial real estate loans, a decrease of $316,000, or 100.0%, in nonperforming construction loans, a decrease of $163,000, or 79.9%, in nonperforming home equity loans and a decrease of $8,000, or 11.1%, in nonperforming consumer loans. These decreases were offset by an increase of $1.2 million, or 317.7%, in nonperforming commercial and industrial loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan classes were not accruing interest as of September 30, 2011: 15 residential real estate loans with a principal balance of $1.8 million, two commercial real estate loans with a principal balance of $380,000, 23 commercial loans with a principal balance of $1.6 million, four consumer loans with a principal balance of $64,000 and two home equity loan with a principal balance of $41,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2011		December 31, 2010
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)

Demand deposits	$57,579	13.8%	$48,302	12.3%
NOW accounts	21,193	5.1%	14,572	3.7%
Savings accounts	47,055	11.3%	44,215	11.3%
Money market deposit accounts	77,697	18.7%	66,218	16.9%
Total transaction accounts	203,524	48.9%	173,307	44.2%
Certificates of deposit	212,833	51.1%	218,630	55.8%
Total deposits	$416,357	100.0%	$391,937	100.0%

Total deposits increased $24.4 million, or 6.2%, to $416.4 million at September 30, 2011 from $391.9 million at December 31, 2010. Money market accounts increased $11.5 million, or 17.3%, to $77.7 million, regular savings accounts increased $2.8 million, or 6.4%, to $47.1 million, demand accounts increased $9.3 million, or 19.2%, to $57.6 million and NOW accounts increased $6.6 million, or 45.4%, to $21.2 million. These increases were offset by a decrease in certificates of deposit of $5.8 million, or 2.7%, to $212.8 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. The $5.8 million decrease in certificates of deposit was offset by the $30.2 million, or 17.4%, increase in low cost relationship focused transaction and savings accounts.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated.

	September 30,	December 31,
	2011	2010
Maximum amount of advances outstanding at any month-end during the period:	( In Thousands)

FHLB Advances	$70,564	$80,907
Securities sold under agreements to repurchase	24,560	29,639
Average advances outstanding during the period:
FHLB Advances	$66,304	$74,775
Securities sold under agreements to repurchase	17,655	18,703
Weighted average interest rate during the period:
FHLB Advances	2.59%	2.70%
Securities sold under agreements to repurchase	0.21%	0.36%
Balance outstanding at end of period:
FHLB Advances	$62,142	$71,615
Securities sold under agreements to repurchase	21,239	17,972
Weighted average interest rate at end of period:
FHLB Advances	2.48%	2.54%
Securities sold under agreements to repurchase	0.20%	0.25%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $9.5 million, or 13.2%, from $71.6 million at December 31, 2010 to $62.1 million at September 30, 2011 due to payments on long-term advances of $9.5 million. Securities sold under agreements to repurchase increased $3.3 million, or 18.2%, primarily due to customer activity.

During the quarter ended September 30, 2011, the Company restructured $6.7 million in FHLB advances in order to lower the cost of borrowing and to increase the time until maturity. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty, which was blended with the effective rate and will be amortized over the life of the restructured advances. This restructuring did not meet the 10 percent cash flow test and is not required to be accounted for as a debt extinguishment. The new effective interest rate was determined based on the carrying amount of the original advance, adjusted for the present value of the new advance and the prepayment penalty. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General

The Company reported net income of $371,000, or $0.07 earnings per share, for the three months ended September 30, 2011, an increase of $188,000, or 102.7%, compared to net income of $183,000, or $0.03 earnings per share, for the same period in 2010. The increase in net income was due to an increase in net interest income of $335,000, or 8.0%, a decrease in the provision for loan losses of $153,000, or 40.7%, and an increase in non-interest income of $94,000, or 15.6%, partially offset by an increase in non-interest expense of $335,000, or 7.7%.

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

	For the Three Months Ended September 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$67,731	$684	4.01%	$62,210	$523	3.34%
Loans:
Residential real estate loans	153,195	1,915	4.96%	158,230	2,118	5.31%
Commercial real estate loans	179,341	2,615	5.78%	166,885	2,446	5.81%
Consumer loans	32,440	373	4.56%	33,737	404	4.75%
Commercial loans	84,764	898	4.20%	76,375	894	4.64%
Loans, net (2)	449,740	5,801	5.12%	435,227	5,862	5.34%
Other	11,804	6	0.20%	21,176	10	0.19%
Total interest-earning assets	529,275	$6,491	4.87%	518,613	$6,395	4.89%
Noninterest-earning assets	44,768			40,967
Total assets	$574,043			$559,580

Interest-bearing liabilities:
Deposits:
Money market accounts	$77,729	$71	0.36%	$59,559	$106	0.70%
Savings accounts (3)	46,853	12	0.10%	44,135	28	0.25%
NOW, ATS, and other transaction accounts	19,612	26	0.53%	16,097	9	0.23%
Certificates of deposit	209,393	1,183	2.24%	212,667	1,373	2.56%
Total interest-bearing deposits	353,587	1,292	1.45%	332,458	1,516	1.81%
FHLB advances	63,146	414	2.60%	75,851	500	2.62%
Securities sold under agreement to
repurchase	15,467	8	0.21%	15,277	10	0.26%
Total interest-bearing borrowings	78,613	422	2.13%	91,128	510	2.22%
Total interest-bearing liabilities	432,200	1,714	1.57%	423,586	2,026	1.90%
Demand deposits	50,358			40,666
Other noninterest-bearing liabilities	443			301
Total liabilities	483,001			464,553
Total stockholders' equity	91,042			95,027
Total liabilities and stockholders' equity	$574,043			$559,580
Net interest-earning assets	$97,075			$95,027
Tax equivalent net interest income/
interest rate spread (4)		4,777	3.30%		4,369	2.99%
Tax equivalent net interest income as a
percentage of interest-earning assets			3.58%			3.34%
Ratio of interest-earning assets
to interest-bearing liabilities			122.46%			122.43%
Less: tax equivalent adjustment (1)		(259)			(186)
Net interest income as reported on statement
of operations		$4,518			$4,183

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale.
(3)	Savings accounts include mortgagors' escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

	Three Months Ended September 30,
	2011 compared to 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$51	$110	$161
Loans:
Residential real estate loans	(66)	(137)	(203)
Commercial real estate loans	182	(13)	169
Consumer loans	(15)	(16)	(31)
Commercial loans	92	(88)	4
Total loans	193	(254)	(61)
Other	(5)	1	(4)
Total interest-earning assets	$239	$(143)	$96

Interest-bearing liabilities:
Deposits:
Money market accounts	$25	$(60)	$(35)
Savings accounts (2)	2	(18)	(16)
NOW, ATS, and other transaction accounts	2	15	17
Certificates of deposit	(21)	(169)	(190)
Total deposits	8	(232)	(224)
FHLB advances	(83)	(3)	(86)
Securities sold under agreement to repurchase	-	(2)	(2)
Total interest-bearing borrowings	(83)	(5)	(88)
Total interest-bearing liabilities	(75)	(237)	(312)

Increase in net interest income (3)	$314	$94	$408

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $408,000, or 9.3%, to $4.8 million for the three months ended September 30, 2011, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 24 basis points from 3.34% for the three months ended September 30, 2010 to 3.58% for the three months ended September 30, 2011.

Interest and dividend income, on a tax equivalent basis, increased $96,000, or 1.5%, to $6.5 million for the three months ended September 30, 2011. Average interest-earning assets increased $10.7 million, or 2.1%, from $518.6 million at September 30, 2010 to $529.3 million at September 30, 2011. Average loans increased $14.5 million, or 3.3%, primarily due to strong commercial originations. Average investment securities increased $5.5 million, or 8.9%, for the period and tax equivalent investment securities interest income increased $161,000, or 30.8%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 2 basis points to 4.87% for the three months ended September 30, 2011, primarily as a result of lower market rates of interest.

Total interest expense decreased $312,000, or 15.4%, to $1.7 million for the three months ended September 30, 2011 from $2.0 million for the three months ended September 30, 2010, due to lowering deposit costs by $224,000, or 14.8% and a decrease in cost of borrowings of $88,000 or 17.3%. Average interest-bearing liabilities increased $8.6 million, or 2.0% to $432.2 million for the three months ended September 30, 2011 from $423.6 million for the three months ended September 30, 2010. Rates paid on average interest-bearing liabilities declined 33 basis points from 1.90% for the three months ended September 30, 2010 to 1.57% for the three months ended September 30, 2011. The lower interest rate environment led to a decrease in rates paid for certificates of deposit and money market accounts of 32 and 34 basis points, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2011 was $223,000 compared $376,000 for the three months ended September 30, 2010. The decrease in the provision for loan losses was due to a $130,000 decrease in charge offs for the three months ended September 30, 2011 compared to the same period in 2010. Nonperforming loans decreased by $2.0 million from $6.0 million for the three months ended September 30, 2010 to $4.0 million for the three months ended September 30, 2011 but decreased by $2.5 million from December 31, 2010.

Non-interest Income

Non-interest income for the three months ended September 30, 2011 increased $94,000, or 15.6%, from $603,000 for the three months ended September 30, 2010 to $697,000 for the three months ended September 30, 2011. Service charges, fees and commissions increased $123,000, or 28.9%, primarily due to the seasonal increase in deposit account service charges related to a commercial account. These increases were partially offset by a decrease in net loan sales and servicing of $35,000, or 40.7%, due to lower volume of loan sales in 2011.

Non-interest Expenses

Non-interest expense increased $335,000, or 7.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Non-interest expense increased primarily due to an increase in salaries and employee benefits of $235,000, or 9.5%, an increase in furniture and fixtures of $62,000, or 29.7%, an increase in FDIC insurance of $40,000, or 38.1%, and an increase of $70,000, or 10.5%, in other non-interest expenses. These increases were partially offset by a decrease in data processing of $39,000, or 11.5%, and decrease in professional fees of $29,000, or 18.4%.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General

For the nine months ended September 30, 2011, the Company reported net income of $721,000, or $0.13 per share, an increase of $461,000, or 177.3%, as compared to net income of $260,000, or $0.05 earnings per share, for the same period in 2010. The increase in net income for the nine months ended September 30, 2011 was primarily due to the increase in net interest income of $762,000, or 6.0%, an increase in non-interest income of $149,000, or 8.3%, and a decrease in the provision for loan losses of $186,000, or 24.4%, partially offset by an increase in non-interest expense of $600,000, or 4.5%.

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

	For the Nine Months Ended September 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars In Thousands)

Interest-earning assets:
Investment securities (1)	$68,427	$1,875	3.66%	$63,883	$1,438	3.01%
Loans:
Residential real estate loans	154,491	5,922	5.13%	160,442	6,566	5.47%
Commercial real estate loans	178,383	7,762	5.82%	165,107	7,343	5.95%
Consumer loans	32,271	1,111	4.60%	33,831	1,235	4.88%
Commercial loans	81,704	2,683	4.39%	74,246	2,570	4.63%
Loans, net (2)	446,849	17,478	5.23%	433,626	17,714	5.46%
Other	18,484	27	0.20%	14,841	21	0.19%
Total interest-earning assets	533,760	19,380	4.85%	512,350	19,173	5.00%
Noninterest-earning assets	42,147			40,240
Total assets	$575,907			$552,590

Interest-bearing liabilities:
Deposits:
Money market accounts	$73,905	$198	0.36%	$59,284	$329	0.74%
Savings accounts (3)	46,461	36	0.10%	44,228	83	0.25%
NOW, ATS, and other transaction accounts	17,064	42	0.33%	17,412	29	0.22%
Certificates of deposit	213,407	3,741	2.34%	202,827	4,026	2.65%
Total interest-bearing deposits	350,837	4,017	1.53%	323,751	4,467	1.84%
FHLB advances	66,304	1,283	2.59%	75,485	1,543	2.73%
Securities sold under agreement to
repurchase	17,655	27	0.20%	18,446	55	0.40%
Total interest-bearing borrowings	83,959	1,310	2.09%	93,931	1,598	2.27%
Total interest-bearing liabilities	434,796	5,327	1.64%	417,682	6,065	1.94%
Demand deposits	48,922			39,545
Other noninterest-bearing liabilities	308			240
Total liabilities	484,026			457,467
Total stockholders' equity	91,881			95,123
Total liabilities and stockholders' equity	$575,907			$552,590
Net interest-earning assets	$98,964			$94,668
Tax equivalent net interest income/
interest rate spread (4)		14,053	3.21%		13,108	3.06%
Tax equivalent net interest income as a
percentage of interest-earning assets			3.52%			3.42%
Ratio of interest-earning assets
to interest-bearing liabilities			122.76%			122.66%
Less: tax equivalent adjustment (1)		(680)			(497)
Net interest income as reported on statement
of operations		$13,373			$12,611

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

	Nine Months Ended September 30,
	2011 compared to 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars In Thousands)
Interest-earning assets:
Investment securities (1)	$148	$289	$437
Loans:
Residential real estate loans	(238)	(406)	(644)
Commercial real estate loans	497	(78)	419
Consumer loans	(55)	(69)	(124)
Commercial loans	193	(80)	113
Total loans	397	(633)	(236)
Other	6	-	6
Total interest-earning assets	$551	$(344)	$207

Interest-bearing liabilities:
Deposits:
Money market accounts	$31	$(162)	$(131)
Savings accounts (2)	1	(48)	(47)
NOW, ATS, and other transaction accounts	-	13	13
Certificates of deposit	104	(389)	(285)
Total deposits	136	(586)	(450)
FHLB advances	(180)	(80)	(260)
Securities sold under agreement to repurchase	(3)	(25)	(28)
Total interest-bearing borrowings	(183)	(105)	(288)
Total interest-bearing liabilities	(47)	(691)	(738)

Increase in net interest income (3)	$598	$347	$945

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $945,000 or 7.2%, to $14.1 million for the nine months ended September 30, 2011, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 10 basis points from 3.42% for the nine months ended September 30, 2010 to 3.52% for the nine months ended September 30, 2011.

Interest and dividend income, on a tax equivalent basis, increased $207,000, or 1.1%, to $19.4 million for the nine months ended September 30, 2011, compared to $19.2 million for the same period last year. Average interest-earning assets increased $21.4 million, or 4.2%, from $512.3 million for the nine months ended September 30, 2010 to $533.8 million for the nine months ended September 30, 2011. Average loans increased $13.2 million, or 3.1%, primarily due to strong commercial originations. Average investment securities increased $4.5 million, or 7.1%, for the period and tax equivalent investment securities interest income increased $437,000, or 30.4%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 15 basis points to 4.85% for the nine months ended September 30, 2011, due to lower market rates of interest.

Total interest expense decreased $738,000, or 12.2%, to $5.3 million for the nine months ended September 30, 2011 from $6.1 million for the same period in 2010, due to lowering deposit costs by $450,000, or 10.0%, and borrowing costs by $288,000, or 18.0%. Average interest-bearing liabilities increased $17.1 million, or 4.1%, to $434.8 million for the nine months ended September 30, 2011 from $417.7 million for nine months ended September 30, 2010, reflecting increases in deposits of $27.1 million, or 8.4%. Rates paid on average interest-bearing liabilities declined 30 basis points from 1.94% for the nine months ended September 30, 2010 to 1.64% for the nine months ended September 30, 2011, reflecting the lower interest rates paid on deposits and borrowings. The lower interest rate environment led to a decrease in rates paid on certificates of deposit and money market accounts of 31 and 38 basis points, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2011 was $575,000 compared to $761,000 for the nine months ended September 30, 2010. The decrease in the provision for loan losses was primarily due to the $2.5 million, or 38.9%, decrease in non performing loans from $6.5 million at December 31, 2010 to $4.0 million at September 30, 2011.

Non-interest Income

Non-interest income for the nine months ended September 30, 2011 increased $149,000, or 8.3%, from $1.8 million for the nine months ended September 30, 2010 to $2.0 million for the nine months ended September 30, 2011. Income from customer service charges, fees and commissions increased $177,000, or 13.8%, due to the seasonal activity of a commercial account, and income from net loan sales and servicing increased by $13,000, or 5.5%. These increases were partially offset by a loss on the sale of other real estate owned (“OREO”) of $99,000 and a decrease in income from bank owned life insurance of $22,000, or 6.9%.

Non-interest Expenses

Non-interest expense increased $600,000, or 4.5%, from $13.5 million for the nine months ended September 30, 2010 to $14.1 million for the nine months ended September 30, 2011. The increase was primarily due to the $489,000, or 6.3%, increase in salaries and employee benefits as a result of higher benefit costs, normal salary increases and $130,000 in costs associated with the retirement of one of our senior officers on March 31, 2011, a non-recurring expense. Stationary supplies and postage increased $46,000, or 19.7%, other non-interest expense increased $89,000, or 1.6%. These increases were partially offset by a $24,000, or 2.7%, decrease in data processing costs.

Explanation of Use of Non-GAAP Financial Measurements

We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions.  However, the adjustment of interest income and yields on tax exempt securities to a tax equivalent amount may be considered to include financial information that is not in compliance with U.S. generally accepted accounting principles (“GAAP”). A reconciliation from GAAP to non-GAAP is provided below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	(Dollars in Thousands)				(Dollars in Thousands)
		Average		Average		Average		Average
	Interest	Yield	Interest	Yield	Interest	Yield	Interest	Yield

Investment securities (no tax adjustment)	$425	2.49%	$337	2.15%	$1,195	2.33%	$941	1.97%
Tax equivalent adjustment (1)	259		186		680		497
Investment securities (tax equivalent basis)	$684	4.01%	$523	3.34%	$1,875	3.66%	$1,438	3.01%

Net interest income (no tax adjustment)	$4,518		$4,183		$13,373		$12,611
Tax equivalent adjustment (1)	259		186		680		497
Net interest income (tax equivalent basis)	$4,777		$4,369		$14,053		$13,108

Interest rate spread (no tax adjustment)		3.10%		2.85%		3.05%		2.93%
Net interest margin (no tax adjustment)		3.39%		3.20%		3.35%		3.29%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, total cash and cash equivalents totaled $47.8 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $76,000 at September 30, 2011. Other liquid assets as of September 30, 2011 include: U.S. Treasury securities and collateralized mortgage, net of pledged securities, totaled $5.3 million, and certificates of deposit of $3.0 million. At September 30, 2011, the Company had an over collateralized securities pledging position of $1.0 million.

In addition, at September 30, 2011, we had the ability to borrow a total of approximately $77.6 million from the Federal Home Loan Bank of Boston. On September 30, 2011, we had $62.5 million of borrowings outstanding. We have the ability to increase our borrowing capacity with the FHLB by pledging additional loans. We have received approval from the Federal Reserve Bank to access it’s discount window. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $48.4 million at September 30, 2011. In addition, we had the following available lines of credit to use as contingency funding sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of September 30, 2011 totaled $103.7 million, or 48.7%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation. The Company exceeded these requirements at September 30, 2011.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are presented in the following table:

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2011

Total Capital to Risk Weighted Assets
Company	$93,381	19.5%	$38,304	8.0%	N/A	N/A
Bank	$80,736	16.9%	$38,211	8.0%	$47,764	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$89,060	18.6%	$19,152	4.0%	N/A	N/A
Bank	$76,415	16.0%	$19,106	4.0%	$28,658	6.0%

Tier 1 Capital to Average Assets
Company	$89,060	15.5%	$22,922	4.0%	N/A	N/A
Bank	$76,415	13.4%	$22,876	4.0%	$28,595	5.0%

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010:

Total Capital to Risk Weighted Assets
Company	$95,199	20.7%	$36,861	8.0%	N/A	N/A
Bank	$78,687	17.1%	$36,786	8.0%	$45,982	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$90,749	19.7%	$18,430	4.0%	N/A	N/A
Bank	$74,237	16.1%	$18,393	4.0%	$27,589	6.0%

Tier 1 Capital to Average Assets
Company	$90,749	16.1%	$22,590	4.0%	N/A	N/A
Bank	$74,237	13.2%	$22,532	4.0%	$28,164	5.0%

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

There were no dividends from the Bancorp for the nine months ended September 30, 2011.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2011	2010

Commitments to grant loans	$25,752	$18,945
Unfunded commitments for construction loans	12,623	7,140
Unfunded commitments under lines of credit	73,339	75,924
Standby letters of credit	1,988	2,301

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,988 at September 30, 2011 and $2,301 at December 31, 2010, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2011 and December 31, 2010 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2011 through September 30, 2012:

Changes In Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income Over Twelve Months
Up 500 - 24 Months	2.0%
UP 400 - 24 Months	2.0%
UP 300 - 12 Months	3.0%
UP 200 - 12 Months	4.0%
Base	0.0%
Down 100 Basis Points	0.0%

As indicated in the table above the result of a 200 basis point instantaneous increase in interest rates is estimated to increase net interest income by 4.0% and 3.0% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. A 400 and 500 basis point increase in interest rates over a 24-month period is estimated to increase net interest income by 2.0% in the first 12-months.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.     Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2011, the risk factors for the Company have not changed materially from those reported in our 2010 Annual Report on Form 10-K. However, the risks described in our 2010 Annual Report on Form 10-K are not the only risks that we face.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On November 19, 2010, the Company announced that its Board of Directors authorized a fifth repurchase program for the repurchase of 303,004, or 5.0%, of the common stock outstanding, in open market purchases or through a 10b5-1 plan. Purchases are made from time to time at the discretion of the Company. Repurchased shares will be held in treasury. This plan will continue until it is completed or terminated by the Board of Directors. During the third quarter, the Company repurchased 103,000 shares of Company stock, at an average price of $14.12 per share. In the first three quarters of 2011, the Company repurchased 245,100 shares of Company stock for $3.5 million, at an average price of $14.14 per share. In addition, in the third quarter of 2011, the Company repurchased 16,300 shares of Company stock, at an average price of $14.25 per share, in connection with the vesting of the restricted stock grants as part of company’s 2007 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. Repurchases made in the third quarter of 2011 were as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

July 1-31, 2011	25,400	$14.48	215,600	87,404

August 1-31, 2011	67,000	14.04	282,600	20,404

September 1-30, 2011	10,600	13.69	293,200	296,804

Total	103,000	$14.12

In addition, on September 30, 2011, the Company announced that its Board of Directors authorized a sixth stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 287,000, or 5.0%, of the company’s outstanding common stock. The Company will commence its sixth stock repurchase program immediately upon the completion of its fifth repurchase program. Any repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time or through a Rule 10b5-1 plan. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company, and it is intended that the Stock Repurchase Program will complete all repurchases within twelve months after its commencement. There is no assurance that the Company will repurchase shares during any period.

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
101.0
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for each of the three and nine month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for each of the nine month periods ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2011 and 2010, Consolidated Statements of Comprehensive Income for each of the three and nine month periods ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: November 4, 2011	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 4, 2011	By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)