Form 10-K
period 2011-12-31
CHICOPEE BANCORP, INC.
filed 2012-03-14
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES___   NO  X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES        NO  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X      NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES  X        NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ____NO    X

On June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $96,443,118.

The number of shares of Common Stock outstanding as of March 6, 2012 was 5,609,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Stockholders, to be held on May 30, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854.  The Bank is a full-service, community oriented financial institution offering products and services to individuals and businesses through nine offices located in Western Massachusetts. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Depositor’s Insurance Fund (“DIF”) of Massachusetts. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Chicopee Savings Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, including home equity loans, and investing in a variety of investments. The Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and borrowings. The Bank also sells residential one-to-four family real estate loans to the secondary market to reduce interest rate risk.  The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities, fees from its retail banking operation, and investment management.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the FHLB and proceeds from loan sales. The Bank also provides access to insurance and investment products through its Financial Services Division.

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

Chicopee is an urban community, which serves as the home of the Westover Air Force Base, which is the nation’s largest Air Force Reserve Base and is a key part of the local economy. More than 2,700 military and civilian workers are assigned to Westover’s 439th Military Airlift Wing. A diversified mix of industry groups also operate within Hampden and Hampshire County, including manufacturing, health care, higher education, whole sale retail trade and service. The economy of our primary market area has benefited from the presence of large employers such as Baystate Health, Big Y Supermarkets, University of Massachusetts, Mass Mutual Financial Group, Hasbro Games, Peter Pan Bus Lines, Friendly’s Ice Cream Corporation, Sisters of Providence Health Systems, Westover Air Force Base, Smith and Wesson, Yankee Candle and Verizon. Other employment and economic activity is provided by financial institutions, nine other colleges and universities, eight other hospitals, and a variety of wholesale and retail trade business. Our market also enjoys a strong tourism business with attractions such as the Eastern States Exposition called the Big E, the largest fair in the northeast, the Basketball Hall of Fame and Six Flags New England.

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2011, which is the most recent date for which data is available from the FDIC, we held approximately 4.86% of the deposits in Hampden County, which was the 8th largest market share out of the 20 banks and thrifts with offices in Hampden County.  This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks.  There are also 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts.  In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group, First Niagara Financial Group, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $447.1 million at December 31, 2011 compared to $433.8 million at December 31, 2010, representing 72.6% and 75.6% of total assets, respectively. In its lending activity, the Company originates one-to-four family real estate loans, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not originate loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $143.4 million in fiscal year 2011 and $156.4 million in 2010, including residential mortgage loans sold to the secondary market of $18.0 million and $18.2 million, respectively. Servicing rights are retained on all loans originated and sold into the secondary market.

Residential Real Estate Loans. At December 31, 2011 and 2010, the residential real estate loan portfolio totaled $123.3 million and $132.7 million, or 27.6% and 30.6% of the total loan portfolio, with an average yield of 5.08% and 5.28%, respectively. This yield calculation includes residential construction loan balances and interest income. Residential real estate loans originated totaled $37.9 million and $40.3 million in 2011 and 2010, respectively, including loans sold to the secondary market. Of the residential real estate loans outstanding at December 31, 2011, $103.9 million, or 84.3%, of the total residential real estate loan portfolio, were adjustable rate loans. Total loans serviced for others as of December 31, 2011 and 2010 were $80.7 million and $75.8 million, respectively. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

We offer fixed-rate residential real estate loans secured by one-to-four family residences with terms between 10 and 30 years. Management establishes the loan interest rates based on market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 3.50 percentage points above the one-year constant maturity Treasury index. The maximum amount by which the interest rate on our adjustable-rate mortgage loans may be increased or decreased is generally 2 percentage points per adjustment period and the lifetime interest rate cap is generally 6 percentage points over the initial interest rate of the loan. We also offer adjustable-rate mortgage loans that adjust every three years after an initial three-year fixed period and adjustable-rate mortgage loans that adjust every five years after an initial six-year fixed period. Interest rates and payments on these adjustable-rate loans generally are adjusted to a rate typically equal to 3.50 percentage points above the three- and five-year constant maturity Treasury index.

The largest owner-occupied residential real estate loan was $1.8 million and was performing according to its original terms as of December 31, 2011.

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

While one-to-four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

In an effort to provide financing for first-time home buyers, we offer 30-year fixed-rate residential mortgage loans and 10/1 adjustable rate mortgage loans with loan-to-value ratios up to 97%. We offer mortgage loans through this program to qualified individuals and originate the loans using underwriting guidelines as set forth by the Company.

Commercial Real Estate Loans.  At December 31, 2011 and 2010, commercial real estate loans totaled $174.8 million and $162.1 million, or 39.1% and 37.4% of the total loan portfolio, with an average yield of 5.77% and 5.99%, respectively. This yield calculation includes commercial construction and residential investment loan balances and interest income. Our commercial real estate and residential investment loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2011, our largest commercial real estate loan was $4.8 million and was secured by an industrial building in Chicopee, Massachusetts. This loan was performing according to the original terms at December 31, 2011.

At December 31, 2011, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $16.0 million and $13.0 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2011, we had eight land loans totaling $470,000.

Construction Loans. At December 31, 2011 and 2010, the Company had $37.3 million and $33.1 million of construction loans outstanding, representing 8.3% and 7.6% of the total loan portfolio, respectively. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2011, our largest outstanding residential construction loan was $500,000, of which $480,000 was outstanding. At December 31, 2011, our largest outstanding commercial construction loan was $6.3 million, of which $305,000 was outstanding for the development of an office building. These loans were performing in accordance with their original terms at December 31, 2011.

Commercial and Industrial Loans.  The Company originated $39.0 million and $54.0 million in commercial loans in 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had $79.4 million and $72.8 million in commercial loans, representing 17.8% and 16.8% of the total loan portfolio, with an average yield of 4.39% and 4.59%, respectively. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial loans.

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

At December 31, 2011, our largest commercial term loan was a $2.6 million loan secured by real estate located in East Longmeadow, Massachusetts, including all assets of the borrower. The loan was performing according to its original terms at December 31, 2011. Our largest lending exposure was a $13.3 million commercial lending relationship, of which $10.0 million was outstanding at December 31, 2011. The loans that comprised this relationship are secured by the assets of the borrower, including commercial real estate. The loans were performing in accordance with their original terms at December 31, 2011.

Consumer Loans. The Company originated $9.3 million and $10.3 million of consumer loans in 2011 and 2010, respectively. At December 31, 2011 and 2010, consumer loans outstanding totaled $32.4 million and $33.1 million, or 7.3% and 7.6%, of the total loan portfolio, with an average yield of 4.52% and 4.85%, respectively. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles and recreational vehicles and pools and spas and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans with a maximum combined loan to value ratio of 80% and home equity lines of credit with a maximum combined loan to value ratio of 80%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans have fixed interest rates and terms that range from five to 20 years.

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

Commercial Real Estate. Loans secured by commercial real estate and residential investment real estate generally have larger balances and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial real estate and residential investment lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and/or tax returns on commercial real estate and residential investment loans. In reaching a decision on whether to make a commercial real estate and residential investment loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x; however, this ratio can be lower depending on the amount and type of collateral. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 10- to 30-year one-to-four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to Freddie Mac with loan servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2011, our general regulatory limit on loans to one borrower was $16.1 million. At December 31, 2011, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. Our largest lending exposure, as approved by the executive committee, was a $13.3 million commercial loan relationship, of which $10.0 million was outstanding at December 31, 2011. The loans that comprise this relationship were secured by the assets of the borrower, including commercial real estate, and were performing in accordance with their original terms at December 31, 2011.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We are also required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2011.

At December 31, 2011, our investment portfolio consisted primarily of short-term U.S Treasury securities, investment-grade corporate and tax-exempt industrial revenue bonds, certificates of deposit, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2011, $37.0 million, or 8.2% of our total deposits were municipal deposits, consisting of six individual municipalities, with an average life of 11.5 years. At December 31, 2011, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and price the deposit products depending on our needs for funds and rates on borrowings.  Deposit accounts at the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Pursuant to the Dodd-Frank Act, certain noninterest bearing checking accounts have unlimited coverage through December 31, 2012. In addition, as a Massachusetts-chartered savings bank, Chicopee Savings Bank is required to be member of the Massachusetts Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The combination of FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposits.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2011, 2010 and 2009, we received fees of $232,000, $183,000 and $142,000, respectively, through our relationship with Linsco/Private Ledger.

Subsidiary Activities

Chicopee Bancorp, Inc. conducts its principal business activities through its two wholly-owned subsidiaries: Chicopee Savings Bank and Chicopee Funding Corporation.

Chicopee Funding Corporation. Chicopee Funding Corporation was incorporated in Massachusetts in 2006. Chicopee Bancorp, Inc. contributed funds to Chicopee Funding Corporation to enable it to make a 20-year loan to the employee stock ownership plan to allow it to purchase shares of the Company’s common stock as part of the initial public offering. The Employee Stock Ownership Plan purchased 595,149 shares in the initial public offering, or 8% of the 7,439,368 shares issued in connection with the Bank’s mutual-to-stock conversion.

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2011, CSB Colts had total assets of $34.3 million consisting primarily of tax-exempt industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2011 was $1.3 million. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2011, CSB Investment had total assets of $10.1 million consisting primarily of certificates of deposit, U.S. Treasury securities, collateralized mortgage obligations, and marketable equity securities. CSB Investment’s net income for the year ended December 31, 2011 was $173,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned (“OREO”). At December 31, 2011, Cabot Realty had total assets of $1.3 million consisting primarily of cash and cash equivalents of $314,000 and OREO of $913,000. Cabot Realty’s net loss for the year ended December 31, 2011 was $209,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2011 had total assets of $17,000.

Personnel

As of December 31, 2011, we had approximately 118 full-time employees and 12 part-time employees, none of whom is represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Chicopee Bancorp, a Massachusetts corporation and registered bank holding company. Chicopee Savings Bank’s deposits are insured up to applicable limits by the FDIC and by the DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its primary federal regulator and deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Chicopee Bancorp is regulated by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the establishment of deposit insurance assessment fees, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commission of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Chicopee Bancorp and Chicopee Savings Bank. As further described below under “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”, or the “Act”), is significantly changing the bank regulatory structure and affecting the lending, investing, trading and operating activities of financial institutions and their holding companies.

Set forth below is a brief description of certain regulatory requirements applicable to Chicopee Bancorp and Chicopee Savings Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Chicopee Bancorp and Chicopee Savings Bank.

The Dodd-Frank Act

The Dodd-Frank Act, which became effective on July 21, 2010, is significantly changing the current bank regulatory structure.  As the Act is implemented, it is resulting in far-reaching changes across the financial regulatory landscape, including, among other things:

●
A requirement that the Federal Reserve Board set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions.  The Act also restricts the components of Tier 1 capital to instruments that are currently considered to be Tier 1 capital for insured depository institutions.

●
An exclusion of the proceeds of trust preferred securities from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

●
The establishment of a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and a requirement that the federal banking regulators implement new leverage and capital requirements.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

●	New rules promulgated by the FDIC under which assessments are based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.

●
A permanent increase in the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

●
A requirement that originators of certain securitized loans retain a portion of the credit risk.  The Act also established reforms on mortgage loan origination and mandated regulatory rate-setting for certain debit card interchange fees.

●	A repeal of a federal prohibition on the payment of interest on business transaction and other demand accounts.

●
Provisions increasing stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

●
The elimination of the Office of Thrift Supervision, and the regulation of federal savings associations by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

●
The creation of a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws and  having the authority to promulgate rules intended to protect consumers in the financial product and services market. Institutions under $10 billion in assets, such as Chicopee Savings Bank, will continue to be examined for consumer compliance by the primary banking regulatory.  However, the creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.

It is difficult to predict at this time the full impact the new legislation and implementing regulations will have on community banks such as Chicopee Savings Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years.  Although the full substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

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

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. At December 31, 2011, the Bank’s levels of capitalization were above the standards to be rated “well-capitalized” by regulatory authorities. There were no dividends declared from the Bank to the Company in 2011. As of December 31, 2010, a total of $8.0 million in dividends were declared from the Bank to the Company.

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

Protection of Personal Information.  Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Federal Insurance of Deposit Accounts. Deposit accounts at Chicopee Savings Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  Pursuant to the Dodd-Frank Act, certain noninterest bearing checking accounts have unlimited coverage through December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2½ to 45 basis points of each institution’s total assets less tangible capital.  The FDIC may revise the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  On December 31, 2009, Chicopee Savings bank prepaid $1.8 million in estimated fees for 2010 through 2012.  The prepayment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.  Any unused prepaid assessments would be returned to the institution in June 2013.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Chicopee Savings Bank.  Management cannot predict what assessment rates will be in the future.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2011, Chicopee Savings Bank paid $39,000 in fees related to the FICO.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million.  The first $11.5 million of otherwise reservable balances are exempt from the reserve requirements.  The amounts are adjusted annually.  Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Chicopee Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2011, Chicopee Savings Bank was in compliance with this requirement with an investment in stock of the FHLB at December 31, 2011 of $4.5 million.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 until the first quarter of 2011. During the second quarter of 2011 the FHLB announced that the dividends suspension would cease and dividends would be paid to shareholders throughout 2011. For the year ended December 31, 2011, the Company received $13,000 in dividend income from its FHLB stock investment.

Holding Company Regulation

Federal Bank Holding Company Regulation.  Chicopee Bancorp is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Chicopee Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Chicopee Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

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

Chicopee Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) structured similarly to those of the FDIC for Chicopee Savings Bank.  The capital adequacy guidelines for bank holding companies have historically allowed certain instruments to be included in Tier 1 capital that are not includable in Tier 1 capital at the bank level.  The Dodd-Frank Act requires the Federal Reserve Board to revise their holding company capital standards so that they are no less stringent than those applicable to the subsidiary financial institutions themselves, including restricting Tier 1 Capital instruments to those permissible for the institution.  The Federal Reserve Board has not yet adopted the revised standards.

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

In addition, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Chicopee Bancorp to pay dividends or otherwise engage in capital distributions.

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

Below is information regarding our executive officers who are not also Directors.  Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2011.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 61.

Guida R. Sajdak was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and Bank effective July 1, 2010.  Ms. Sajdak has been employed by the Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 38.

Item 1A.  Risk Factors.

Our increased emphasis on commercial real estate and commercial business lending may expose us to increased lending risks. At December 31, 2011, our loan portfolio included $174.8 million of commercial real estate loans, equaling 39.1% of total loans, and $79.4 million of commercial business loans, equaling 17.8% of total loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential real estate loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four-family residential real estate loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

The Dodd-Frank Act, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau, and will continue to result in new rules and regulations that are expected to increase our costs of operations.  The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today.  It also directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Chicopee Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  For additional changes under the Dodd-Frank Act, see “Regulation and Supervision—The Dodd-Frank Act.”

It is difficult to predict at this time the full impact that the Dodd-Frank Act and its implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.  Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2011.  The economic downturn was accompanied by deteriorated loan portfolio quality at many institutions, including Chicopee Savings Bank.  In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this “Risk Factors” section.  In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

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

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We intend to continue to build market share in Hampden County, Massachusetts and surrounding areas through our branching strategy. Our business plan currently contemplates that we will establish additional branches, if market conditions are favorable. There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

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

Historically low interest rates may adversely affect our net interest income and profitability. During the past three years it has been the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 1.02% of total loans at December 31, 2011. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2011, we held 4.86% of the deposits in Hampden County, which was the 8th largest market share of deposits out of the 20 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock.  For the twelve months ended December 31, 2011, our return on average equity was 1.20%.

Our contribution to Chicopee Savings Charitable Foundation may not be fully tax deductible, which could decrease our profits. We made a contribution to the Chicopee Savings Charitable Foundation (“the Foundation”) valued at $5.5 million, pre-tax, at the time of our initial public offering. The Internal Revenue Service has granted tax-exempt status to the Foundation. The amount of the tax deduction related to the Foundation is limited to 10% of taxable income each year, but can be carried forward until 2012. We may not have sufficient income to be able to fully deduct the contribution. As a result of our analysis of whether it is “more likely than not” we will be unable to fully deduct the contribution, we have established a valuation allowance of $1.7 million, or $1.8 million including a capital loss carryforward valuation allowance related to the deferred tax asset that has been recorded for this contribution. As of December 31, 2011, the contribution carryforward from 2006 expired and the associated deferred tax asset and related valuation reserve were reversed.

Our information systems may experience an interruption or breach in security.  We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid for 2011 were equal to annualized rate of 30 basis points per share, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for the five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $8.9 million at December 31, 2011. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2011:

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
		South Hadley, MA 01075

(1) Chicopee Savings Bank has renewed for an additional five years.
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

Item 4. Mine Safety Disclosures.

           Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 20, 2006, Chicopee Bancorp, Inc. common stock commenced trading on the NASDAQ Global Market (“NASDAQ”). Our common stock is listed on the NASDAQ under the symbol “CBNK.”  The following table sets forth the high and low closing prices of the common stock for the years ended December 31, 2011 and 2010, as reported by NASDAQ. The Company did not pay any dividend to shareholders during the years ended December 31, 2011 and 2010.

	High	Low		High	Low

2011			2010
First Quarter	$14.45	$12.60	First Quarter	$12.95	$11.85
Second Quarter	14.69	13.91	Second Quarter	13.10	11.01
Third Quarter	14.38	12.58	Third Quarter	11.45	10.79
Fourth Quarter	14.10	13.00	Fourth Quarter	12.73	11.25

Chicopee Bancorp’s ability to pay dividends is dependent on dividends received from Chicopee Savings Bank. For a discussion of restrictions on the payment of cash dividends by Chicopee Savings Bank, see “Business—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Chicopee Bancorp common stock with the cumulative total return on the NASDAQ Index (U.S. Companies) and with the SNL Thrift <$500M Index.  The graph assumes $100 was invested at the close of business on December 31, 2006.

Shareholders and Issuer Purchases of Equity Securities

As of March 6, 2012, the Company had approximately 686 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2011.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs

October 1 -31, 2011	8,404	$13.49	301,604	288,400

November 1 - 30, 2011	1,400	13.92	303,004	287,000

December 1 -31, 2011	3,600	14.00	306,604	283,400

Total	13,404	$13.67

(1)
On September 30, 2011, the Company announced that the Board of Directors authorized a sixth Stock Repurchase Program for the purchase of up to 287,000, or 5%, shares of the Company's common stock outstanding upon the completion of the fifth Stock Repurchase Program. On November 3, 2011, the Company announced that it had completed its fifth Stock Repurchase Program for the purchase of 303,004 shares, at an average price per share of $13.84. During the fourth quarter, the Company repurchased 13,404 shares of Company stock, at an average price per share of $13.67. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. A total of 283,400 shares are authorized to be repurchased under the current stock repurchase program.

Item 6.  Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Financial Data:
Total assets	$616,306	$573,704	$544,150	$527,699	$463,456
Cash and cash equivalents	61,122	35,873	20,075	23,100	23,521
Loans, net	443,471	430,307	424,655	416,076	379,868
Securities available-for-sale	613	362	503	5,268	7,681
Securities held-to-maturity	73,852	69,713	62,983	49,662	27,324
Deposits	453,377	391,937	365,498	334,767	324,971
Advances from the Federal Home Loan Bank	59,265	71,615	63,675	76,567	17,774
Total stockholders' equity	90,782	91,882	94,172	94,017	104,299
Nonperforming assets	5,624	6,756	4,924	3,185	1,014

	2011	2010	2009	2008	2007
	(In Thousands)

Selected Operating Data:
Interest and dividend income	$24,850	$24,857	$24,514	$25,783	$26,305
Interest expense	6,902	8,016	9,107	11,189	11,783
Net interest and dividend income	17,948	16,841	15,407	14,594	14,522
Provision for loan losses	842	1,223	897	315	223
Net interest income after provision
for loan losses	17,106	15,618	14,510	14,279	14,299
Non-interest income	2,650	2,626	1,312	2,001	2,521
Non-interest expense	18,734	18,009	18,045	15,882	14,202

Income (loss) before provision for income taxes	1,022	235	(2,223)	398	2,618
Income tax (benefit) expense	(78)	(230)	(627)	376	1,018
Net income (loss)	$1,100	$465	$(1,596)	$22	$1,600

Earnings (loss) per share
Basic	$0.21	$0.08	$(0.28)	$-	$0.24
Diluted	$0.21	$0.08	$(0.28)	$-	$0.24

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	4.73%	4.96%	5.03%	5.53%	6.13%
Average rate paid on interest-bearing liabilities	1.57%	1.91%	2.26%	3.02%	3.63%
Average interest rate spread (2)	3.16%	3.05%	2.77%	2.51%	2.50%
Net interest margin (3)	3.47%	3.40%	3.18%	3.15%	3.40%
Ratio of interest-earning assets to
interest-bearing liabilities	124.18%	122.61%	121.58%	126.71%	132.66%
Non-interest expenses as a percent of
average assets	3.21%	3.24%	3.39%	3.19%	3.10%
Return on average assets	0.19%	0.08%	(0.30%)	-	0.35%
Return on average equity	1.20%	0.49%	(1.69%)	0.02%	1.48%
Ratio of average equity to average assets	15.72%	17.04%	17.76%	19.85%	23.57%
Efficiency ratio (4)	88.06%	91.59%	102.74%	94.56%	87.01%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	19.6%	20.7%	23.4%	23.6%	28.6%
Tier 1 capital to risk-weighted assets	18.7%	19.7%	22.4%	22.8%	27.7%
Tier 1 capital to average assets	14.8%	16.1%	17.4%	18.4%	22.7%

Asset Quality Ratios:
Nonperforming loans as a
percent of total loans	1.05%	1.49%	1.13%	0.69%	0.26%
Nonperforming assets as a
percent of total assets	0.91%	1.18%	0.90%	0.60%	0.22%
Allowance for loan losses as a percent
of total loans	1.02%	1.02%	0.95%	0.79%	0.80%
Allowance for loan losses as a percent of
nonperforming loans and troubled debt
restructurings	97.13%	68.49%	84.17%	114.30%	303.35%
Net loans charged-off to average interest-
earning loans	0.16%	0.20%	0.04%	0.01%	0.01%

Other Data:
Banking offices at end of year	9	9	9	8	7

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the income statement.
(2)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.
(4)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income.
This ratio excludes gains (losses) on sales of investment securities, property, loans and other, net. At December 31, 2011 the ratio is calculated as follows (in thousands):

Non-interest expenses	$18,734
Tax equivalent net interest income	$18,884
Non-interest income	2,650
Add back:
Loan sales and servicing, net	(373)
Net gain on sales of securities available-for-sale	(12)
Loss on sale of other real estate owned	126
Total income included in calculation	$21,275
Non-interest expenses divided by total income	88.06%

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

 Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the probable loss exposure in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management. Qualitative factors, or risks considered in evaluating the adequacy of the allowance for loan losses for all loan classes include historical loss experience; levels and trends in delinquencies, nonaccrual loans, impaired loans and net charge-offs; the character and size of the loan portfolio; effects of any changes in underwriting policies; experience of management and staff; current economic conditions and their effect on borrowers; effects of changes in credit concentrations, and management’s estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution serving primarily retail customers and businesses in our market areas. We plan to continue our strategy of:

●	increasing our commercial relationships in our expanding market area;

●	increasing our deposit market share in our expanding market area;

●	increasing our sale of non-deposit investment products;

●	improving operating efficiency and cost control; and

●	applying disciplined underwriting practices to maintain the high quality of our loan portfolio.

Continuing to increase our commercial relationships in our expanding market area. We have diversified our loan portfolio beyond residential loans by increasing our commercial relationships. Our commercial real estate, commercial construction and commercial and industrial loan portfolio has increased $90.2 million, or 46.1%, from $195.7 million, or 51.2% of the total loan portfolio, at December 31, 2007 to $285.9 million, or 64.0% of the total loan portfolio, at December 31, 2011. Business deposit accounts have increased $29.9 million, or 128.3%, from $23.3 million at December 31, 2007 to $53.2 million at December 31, 2011. In order to support the growth in the commercial loan portfolio, we have also increased the number of commercial lenders and commercial lending administrative staff.

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

Increasing our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $232,000, $183,000 and $142,000 of non-interest income during the years ended December 31, 2011, 2010, and 2009, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency and cost control. Non-interest expense increased $725,000, or 4.0%, from $18.0 million, or 3.24% of average total assets, at December 31, 2010 to $18.7 million, or 3.21% of average total assets, at December 31, 2011. The increase in expenses was largely due to the increase in salaries and benefits of $488,000, or 4.7%, and an increase in FDIC insurance premium fees of $115,000, or 27.3%. In 2011, despite the 4.0% increase in non-interest expense, we were able to decrease the non-interest expense ratio as a percentage of average assets from 3.24% at December 31, 2010 to 3.21% at December 31, 2011 due to the increase in average assets. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment which have had a negative impact on our expense ratio over the short term. Our non-interest expenses are also impacted as a result of the financial, accounting, legal and compliance and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and options and restricted stock granted to employees and executives. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients pursuant to our 2007 Equity Incentive Plan.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2011, our ratio of nonperforming loans (loans which are 90 or more days delinquent) to total loans was 1.05% of our total loan portfolio. Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total Assets. Total assets increased $42.6 million, or 7.4%, from $573.7 million at December 31, 2010 to $616.3 million at December 31, 2011.  The increase was primarily due to a $25.3 million, or 70.4%, increase in cash and cash equivalents, an increase in net loans of $13.2 million, or 3.1%, and an increase in investments of $4.4 million, or 6.3%.

Cash and Cash Equivalents.  Cash, including correspondent bank balances and federal funds sold, increased $25.3 million, or 70.4%, from $35.9 million at December 31, 2010 to $61.1 million at December 31, 2011.

Investments. The investment securities portfolio, including held-to-maturity and available-for-sale securities, increased $4.4 million, or 6.3%, from $70.1 million at December 31, 2010 to $74.5 million at December 31, 2011. The increase in investments was primarily due an increase of $8.2 million, or 35.2%, in tax-exempt industrial revenue bonds, a $1.5 million, or 12.6%, and increase in certificates of deposit held for investment. These increases were partially offset by a decrease in U.S. Treasury securities of $3.8 million, or 12.4%, and a decrease of $1.8 million, or 45.9%, in collateralized mortgage obligations.

Net Loans. Net loans increased $13.2 million, or 3.1%, from $430.3 million at December 31, 2010 to $443.5 million at December 31, 2011. Commercial real estate loans increased $12.7 million, or 7.8%, commercial and industrial loans increased $6.6 million, or 9.0%, and commercial construction loans increased $5.1 million, or 19.0%. These increases were partially offset by a decrease in one-to four-family residential loans of $9.4 million, or 7.1%,  a decrease in residential construction loans of $831,000, or 12.9%, a decrease of $599,000, or 18.9%, in consumer loans and a decrease of $143,000, or 0.5%, in home equity loans. The decrease in residential real estate loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. The residential construction portfolio decreased as borrowers completed construction projects and the demand for construction loans decreased due to the economy. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $18.0 million fixed rate, low coupon residential real estate loans originated in 2011 to the secondary market. The Company currently services $80.7 million in loans sold to the secondary market. Servicing rights will continue to be retained on all loans originated and sold in the secondary market.

Deposits and Borrowed Funds. Total deposits increased $61.4 million, or 15.7%, from $391.9 million at December 31, 2010 to $453.4 million at December 31, 2011. NOW accounts increased $12.2 million, or 83.6%, to $26.8 million, money market accounts increased $31.4 million, or 47.4%, to $97.6 million, demand accounts increased $20.5 million, or 42.4%, to $68.8 million and regular savings accounts increased $2.9 million, or 6.6%, to $47.1 million. These increases were offset by a decrease in certificate of deposits of $5.5 million, or 2.5%, to $213.1 million.  The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. The $5.5 million, or 2.5%, decrease in certificates of deposit was offset by the $67.0 million, or 38.6%, increase in low cost relationship focused transaction and savings accounts.

Total borrowings, including securities sold under agreement to repurchase of $12.3 million and Federal Home Loan Bank (“FHLB”) advances of $59.3 million, decreased $18.0 million, or 20.1%, to $71.6 million at December 31, 2011. FHLB advances decreased $12.4 million, or 17.3%. On August 11, 2011, the Bank restructured $6.6 million of FHLB advances. Prior to this restructuring, these advances had a weighted average cost of 3.56% and a weighted average maturity term of 32.8 months. After this restructuring, the weighted average cost was reduced by 1.16% to 2.40% and the weighted average maturity term was reduced to 26.7 months. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding advances. Repurchase agreements decreased $5.6 million, or 31.3%, from $18.0 million at December 31, 2010 to $12.4 million at December 31, 2011.

Total Stockholders’ Equity. Total stockholders’ equity at December 31, 2011 was $90.8 million compared to $91.9 million at December 31, 2010. The decrease was primarily attributed to the Company’s stock repurchase plan of $3.9 million, partially offset by an increase in stock-based compensation of $1.7 million,  and net income of $1.1 million. In 2011, the Company purchased 275,675 shares of the Company’s common stock at a cost of $3.9 million and an average per share price of $14.13. Our capital management strategies allowed us to increase our book value per share by $0.55, or 3.6%, to $15.83 at December 31, 2011 compared to $15.28 at December 31, 2010.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate residential investment, construction and consumer loans.

The size of our residential real estate loan portfolio has decreased from $132.7 million at December 31, 2010 to $123.3 million at December 31, 2011, primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $18.0 million of fixed rate, low coupon residential real estate loans originated in 2011 to the secondary market. Servicing rights will continue to be retained on all loans originated and sold in the secondary market.

The commercial real estate and residential investment portfolio increased $12.7 million, or 7.8%, from $162.1 million at December 31, 2010 to $174.8 million at December 31, 2011 as a result of new commercial loan relationships.

Commercial and industrial loans increased from $72.8 million at December 31, 2010 to $79.4 million at December 31, 2011 as a result of new commercial relationships due to increased marketing efforts and offering a wider variety of services for commercial borrowers, including cash management products.

The construction loan portfolio increased from $33.1 million at December 31, 2010 to $37.3 million at December 31, 2011. Commercial construction increased $5.1 million, or 19.0%, from $26.6 million at December 31, 2010 to $31.7 million at December 31, 2011 due to two commercial construction projects to existing borrowers. Residential construction decreased $831,000, or 12.9%, as borrowers completed existing projects and the demand for new construction loans decreased.

The consumer and home equity loan portfolio decreased $742,000, or 2.3%, from $33.1 million at December 31, 2010 to $32.4 million at December 31, 2011, primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars In Thousands)

Real estate loans:
Residential real estate	$123,294	27.6%	$132,670	30.6%	$139,937	32.7%	$157,208	37.6%	$147,771	38.7%
Home equity	29,790	6.7%	29,933	6.9%	29,320	6.9%	27,184	6.5%	22,704	5.9%
Commercial	174,761	39.0%	162,107	37.4%	147,255	34.4%	134,085	32.0%	121,253	31.7%
Total real estate loans	327,845	73.3%	324,710	74.9%	316,512	74.0%	318,477	76.1%	291,728	76.3%
Construction loans:
Residential	5,597	1.3%	6,428	1.5%	9,192	2.1%	8,431	2.0%	11,827	3.1%
Commercial	31,706	7.0%	26,643	6.1%	29,121	6.9%	33,198	7.9%	28,567	7.5%
Total construction loans	37,303	8.3%	33,071	7.6%	38,313	9.0%	41,629	9.9%	40,394	10.6%
Total real estate and construction loans	365,148	81.6%	357,781	82.5%	354,825	83.0%	360,106	86.0%	332,122	86.9%
Consumer loans	2,566	0.6%	3,165	0.7%	4,390	1.0%	4,045	1.0%	4,111	1.1%
Commercial loans	79,412	17.8%	72,847	16.8%	68,552	16.0%	54,255	13.0%	45,815	12.0%
Total loans	447,126	100.0%	433,793	100.0%	427,767	100.0%	418,406	100.0%	382,048	100.0%
Deferred loan origination costs, net	921		945		965		1,003		896
Allowance for loan losses	(4,576)		(4,431)		(4,077)		(3,333)		(3,076)

Loans, net	$443,471		$430,307		$424,655		$416,076		$379,868

Loan Maturity. The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate mortgage loans include residential and commercial real estate loans and home equity loans.

	Real Estate				Total
	Mortgage	Construction	Commercial	Consumer	Loans
	(In Thousands)
Amounts due:
One year or less	$1,665	$19,084	$49,387	$251	$70,387
More than one year to five years	10,349	10,761	22,826	1,868	45,804
More than five years	315,831	7,458	7,199	447	330,935

Total amount due	$327,845	$37,303	$79,412	$2,566	$447,126

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012 that have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs. Real estate loans include residential and commercial real estate loans. Consumer loans include home equity loans.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In Thousands)

Real estate loans	$34,192	$291,989	$326,181
Construction	9,812	8,407	18,219
Commercial	21,721	8,304	30,025
Consumer	2,196	119	2,315

Total loans	$67,921	$308,819	$376,740

Securities. The securities portfolio consists primarily of tax-exempt industrial revenue bonds, U.S. Treasury securities and certificates of deposit. Total securities increased $4.4 million, or 6.3%, from $70.1 million at December 31, 2010 to $74.5 million at December 31, 2011. The increase was primarily due to purchases of U.S Treasury securities of $58.0 million, tax-exempt industrial revenue bonds of $8.9 million and $32.0 million in certificates of deposit. These increases were partially offset by maturities of U.S. Treasury securities of $61.8 million, maturities of certificates of deposit of $30.5 million, and maturities of collateralized mortgage obligations of $1.8 million.

Total securities increased $6.6 million, or 10.5%, from $63.4 million at December 31, 2009 to $70.1 million at December 31, 2010. The increase was primarily due to purchases of U.S. Treasury securities of $90.4 million, tax-exempt industrial revenue bonds of $11.9 million and purchases of certificates of deposit of $11.7 million, partially offset by maturities of U.S. Treasury securities of $102.7 million, a maturity of a debt security of U.S. Government sponsored enterprises of $2.0 million and pay downs and maturities of collateralized mortgage obligations and bonds of $2.3 million.

Total securities increased $8.6 million, or 15.6%, for the year ended December 31, 2009 compared to December 31, 2008. The increase in 2009 is primarily due to purchases of U.S. Treasury securities and an $8.3 million industrial revenue bond, partially offset by maturities of U.S. government sponsored enterprises and the sale of most of the equity securities portfolio.

All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth, at the dates indicated, information regarding the amortized cost and market values of the Company's investment securities.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Available-for-sale securities
Marketable equity securities¹	$618	$613	$319	$362	$402	$503
Total available-for-sale securities	$618	$613	$319	$362	$402	$503

Held-to-maturity securities
Debt securities of U.S. Government
sponsored enterprises	$-	$-	$-	$-	$1,999	$1,999
U.S. Treasury securities	26,998	26,998	30,817	30,816	43,118	43,117
Corporate and industrial revenue bonds	31,576	38,219	23,348	26,950	12,109	12,109
Certificates of deposit	13,206	13,213	11,725	11,749	-	-
Collateralized mortgage obligations	2,072	2,177	3,823	4,023	5,757	5,905
Total held-to-maturity securities	$73,852	$80,607	$69,713	$73,538	$62,983	$63,130

Total securities	$74,470	$81,220	$70,032	$73,900	$63,385	$63,633
¹ Does not include investments in FHLB stock or Banker’s Bank stock totaling $4.5 million and $183,000 at December 31, 2011, and 2010 and $4.3 million and $183,000 at December 31, 2009.

The amortized cost of securities available-for-sale increased $299,000, or 93.7%, from $319,000 at December 31, 2010 to $618,000 at December 31, 2011, primarily due to a purchase of securities in the financial industry. The fair value of securities available-for-sale increased $251,000, or 69.3%, from $362,000 at December 31, 2010 to $613,000 at December 31, 2011 primarily due to the aforementioned purchases of securities and by increases in market values of the remaining equity portfolio.

The amortized cost of securities available-for-sale decreased $83,000, or 20.6%, to $319,000 at December 31, 2010 compared to $402,000 at December 31, 2009, primarily due to a partial sale of a security, reducing the book value of that security by $70,000. Also contributing to the decrease was an other-than-temporary impairment (“OTTI”) charge of $13,000. The fair value of securities available-for-sale decreased $141,000, or 28.0%, to $362,000 at December 31, 2010 from December 31, 2009, primarily due to the partial sale of a security that resulted in a gain of $158,000 and a reduction in fair value of $228,000, partially offset by increases in market values of the remaining equity portfolio.

The amortized cost of held-to-maturity securities increased $4.1 million, or 5.9%, to $73.9 million at December 31, 2011, compared to $69.7 million at December 31, 2010, primarily due to purchases of U.S. Treasury securities of $58.0 million, tax-exempt industrial revenue bonds of $8.9 million and certificates of deposit of $32.0 million, partially offset by maturities of U.S. Treasury securities of $61.8 million, maturities of certificates of deposit of $30.5 million and maturities of collateralized mortgage obligations and bonds of $2.4 million.

At December 31, 2010 the amortized cost of held-to-maturity securities increased $6.7 million, or 10.7%, to $69.7 million compared to $63.0 million at December 31, 2009, primarily due to purchases of U.S. Treasury securities of $90.4 million, tax-exempt industrial revenue bonds of $11.9 million and certificates of deposit of $11.7 million, partially offset by maturities of U.S. Treasury securities of $102.7 million, a maturity of debt security of U.S. Government sponsored enterprises of $2.0 million and pay downs and maturities of collateralized mortgage obligations and bonds of $2.3 million.

At December 31, 2011, our marketable equity securities had an unrealized gain of $28,000 offset by an unrealized loss of $33,000. The unrealized losses within the marketable equity securities category at December 31, 2011 related to three securities issued by one company in the financial industry. During the year ended December 31, 2011, none of the three securities with unrealized losses had losses for more than 12 months. Management evaluated the securities according to the Company’s OTTI policy and determined the there were no other-than-temporary impairment write-downs required.

At December 31, 2010, our marketable equity securities had a net unrealized gain of $43,000 and no unrealized losses. During the year ended December 31, 2010, the Company recorded an OTTI charge of $13,000. Management evaluated the security according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary.

The Company sold $5.9 million of its equity securities during the fourth quarter of 2009. As a result, the Company had a remaining equity portfolio with a fair value of $503,000 at December 31, 2009. The sales of equity securities during the fourth quarter of 2009 reflected management's determination to revise its investment strategy and reduce its overall level of investment in equity securities and overall risk in the equities markets. As part of this revised strategy, it was determined to sell most of the equity securities in the portfolio. The Company expects to continue to hold the remaining equity securities. The Company's equity securities portfolio was primarily designed to assist the Company in managing its liquidity and interest rate risk on a long-term basis. However, due to the unprecedented decline in the stock market over the past two years, the value of such portfolio has been significantly reduced which resulted in management's reevaluation of the investment strategy, including the Company’s reliance on its equity portfolio for liquidity.

For the year ended December 31, 2009, the Company sold OTTI securities at a loss of $241,000. These securities were sold due to company specific information that suggested the cost of the shares were not likely to be recovered.

At December 31, 2009, our marketable equity securities had gross unrealized losses of approximately $15,000.  These investments are in highly traded stocks.  During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment write-down of $1.4 million, representing 30 companies, or 56 individual issues. Management evaluated these securities according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary.

At December 31, 2011 and 2010, there were no investments in a single company or entity (other than the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2011.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

			More than One Year		More than Five Years		More than Ten
	Less than One Year		to Five Years		to Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Held-to-maturity securities
U.S. Treasury securities	$26,998	0.03%	$-	-	$-	-	$-	-	$26,998	0.03%
Corporate and industrial revenue bonds	-	-	3,026	5.22%	8,300	4.47%	20,250	4.49%	31,576	4.55%
Certificates of deposit	13,206	0.47%	-	-	-	-	-	-	13,206	0.47%
Collateralized mortgage obligations	-	-	-	-	2,072	4.58%	-	-	2,072	4.58%
Total held-to-maturity securities	$40,204	0.17%	$3,026	5.22%	$10,372	4.49%	$20,250	4.49%	$73,852	2.17%

Restricted Equity Securities. At December 31, 2011, the Company held $4.5 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. On February 26, 2009, the FHLB’s board of directors (i) announced that they were suspending dividends and (ii) issued a moratorium on the redemption of FHLB stock. The FHLB’s board of directors declared dividends in 2011 at a rate of 0.30%. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2011. The Company will continue to monitor its investment in FHLB stock. For additional information regarding our FHLB stock, see Note 3 to the notes to the consolidated financial statements.

Deposits. Our primary source of funds are deposits, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2011, 2010, and 2009, we did not use brokered deposits as a source of funding.

At December 31, 2011, deposits increased $61.4 million, or 15.7%, to $453.4 million from $391.9 million at December 31, 2010. The increase was primarily due to increases in NOW accounts of $12.2 million, or 83.6%, money market accounts of $31.4 million, or 47.4%, demand accounts of $20.5 million, or 42.4% and savings accounts of $2.9 million, or 6.6%. These increases were partially offset by a decrease in certificates of deposit of $5.5 million, or 2.5%. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. Money market and demand accounts increased due to increases in municipal and commercial accounts as well as an increase in low cost relationship focused transaction and savings accounts.

Deposits increased $26.4 million, or 7.2% to $391.9 million for the year ended December 31, 2010 compared to $365.5 million for the year ended December 31, 2009. The increase was primarily due to increases in certificates of deposits of $12.4 million, or 6.0%, money market accounts of $10.9 million, or 19.8%, demand accounts of $5.7 million, or 13.3% and savings accounts of $1.3 million, or 3.1%, partially offset by a decrease in NOW accounts of $3.9 million, or 21.1%. Certificates of deposit increased due to marketing and promotions. Money market and demand accounts increased due to increases in municipal and commercial accounts.

Deposits increased $30.7 million, or 9.2% to $365.5 for the year ended December 31, 2009 compared to $334.8 million for the year ended December 31, 2008. The increase was mostly due to the increase in demand accounts of $12.6 million, or 40.9%, money market accounts of $7.7 million, or 16.2%, and certificates of deposit of $5.4 million, or 2.7%. The increase in demand and money market accounts was directly related to the increase in commercial relationships.

The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.

	December 31,
	2011	2010	2009
	(In Thousands)
Demand	$68,799	$48,302	$42,629
Savings	47,122	44,215	42,875
Money market	97,606	66,218	55,293
NOW	26,747	14,572	18,466
Certificates of deposit	213,103	218,630	206,235
Total deposits	$453,377	$391,937	$365,498

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2011.  Jumbo certificates of deposit require minimum deposits of $100,000.

		Weighted
		Average
Maturity Period	Amount	Rate
	(Dollars in Thousands)

Three months or less	$9,521	1.20%
Over three months through six months	14,266	1.03%
Over six months through 12 months	23,608	1.49%
Over 12 months	61,932	2.82%
Total	$109,327	2.16%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB Advances	$70,564	$80,907	$71,258
Securities sold under agreements to repurchase	24,560	29,639	27,334
Average advances outstanding during the year:
FHLB Advances	$64,777	$74,775	$58,278
Securities sold under agreements to repurchase	17,554	18,703	21,339
Weighted average interest rate during the year:
FHLB Advances	2.57%	2.70%	2.90%
Securities sold under agreements to repurchase	0.21%	0.36%	0.98%
Balance outstanding at end of year:
FHLB Advances	$59,265	$71,615	$63,675
Securities sold under agreements to repurchase	12,340	17,972	20,422
Weighted average interest rate at end of year:
FHLB Advances	2.51%	2.54%	3.04%
Securities sold under agreements to repurchase	0.18%	0.25%	0.50%
FHLB advances decreased $12.4 million, or 17.2%, to $59.3 million at December 31, 2011 from $71.6 million at December 31, 2010. The decrease was due to pay downs of $12.4 million. During 2011, the Company relied mostly on the increase in deposits of $61.4 million to fund loan growth and minimize interest rate risk.

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

At December 31, 2011, securities sold under agreements to repurchase decreased $5.6 million, or 31.3%, to $12.3 million from $18.0 million at December 31, 2010. At December 31, 2010, securities sold under agreements to repurchase decreased $2.4 million, or 12.0%, to $18.0 million from $20.4 million at December 31, 2009.

At December 31, 2011, the Company had an Ideal Way Line of Credit with the FHLB of $2.0 million and the ability to borrow a total of $48.3 million with the Federal Reserve Bank of Boston’s discount window. In addition, we had the ability to borrow a total of $3.0 million from a Banker’s Bank. As of December 31, 2011, the Company did not utilize any of these contingency funding sources.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2011, 2010, and 2009.  The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2011			2010			2009
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$72,774	$2,551	3.51%	$64,381	$1,971	3.06%	$49,136	$993	2.02%
Loans:
Residential real estate loans	153,581	7,783	5.07%	145,269	7,668	5.28%	157,687	8,662	5.49%
Commercial real estate loans	179,578	10,362	5.77%	180,560	10,808	5.99%	170,975	10,536	6.16%
Consumer loans	32,413	1,465	4.52%	33,764	1,637	4.85%	32,029	1,648	5.15%
Commercial loans	81,479	3,576	4.39%	74,599	3,424	4.59%	60,263	2,830	4.70%
Loans, net (2)	447,051	23,186	5.19%	434,192	23,537	5.42%	420,954	23,676	5.62%
Other	25,068	49	0.20%	16,525	32	0.19%	20,459	29	0.14%
Total interest-earning assets	544,893	25,786	4.73%	515,098	25,540	4.96%	490,549	24,698	5.03%
Noninterest-earning assets	38,351			40,823			41,669
Total assets	$583,244			$555,921			$532,218

Interest-bearing liabilities:
Deposits:
Money market accounts	$78,719	$274	0.35%	$59,506	$400	0.67%	$60,292	$559	0.93%
Savings accounts (3)	46,711	49	0.10%	44,272	101	0.23%	41,783	148	0.35%
NOW accounts	18,861	86	0.46%	16,694	37	0.22%	16,445	47	0.29%
Certificates of deposit	212,184	4,789	2.26%	206,178	5,392	2.62%	205,354	6,451	3.14%
Total interest-bearing deposits	356,475	5,198	1.46%	326,650	5,930	1.82%	323,874	7,205	2.22%
FHLB advances	64,777	1,668	2.57%	74,775	2,018	2.70%	58,278	1,692	2.90%
Securities sold under agreement to
repurchase	17,554	36	0.21%	18,703	68	0.36%	21,339	210	0.98%
Total interest-bearing borrowings	82,331	1,704	2.07%	93,478	2,086	2.23%	79,617	1,902	2.39%
Total interest-bearing liabilities	438,806	6,902	1.57%	420,128	8,016	1.91%	403,491	9,107	2.26%
Demand deposits	52,403			40,809			33,908
Other noninterest-bearing liabilities	365			259			285
Total liabilities	491,574			461,196			437,684
Total stockholders' equity	91,670			94,725			94,534
Total liabilities and stockholders' equity	$583,244			$555,921			$532,218

Net interest-earning assets	$106,087			$94,970			$87,058
Tax equivalent net interest income/
interest rate spread (4)		18,884	3.16%		17,524	3.05%		15,591	2.77%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.47%			3.40%			3.18%
Ratio of interest-earning assets
to interest-bearing liabilities			124.18%			122.61%			121.58%
Less: tax equivalent adjustment (1)		(936)			(683)			(184)
Net interest income as reported on income statement		$17,948			$16,841			$15,407

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

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
	Compared to			Compared to
	December 31, 2010			December 31, 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$275	$305	$580	$368	$610	$978
Loans:
Residential real estate loans	428	(313)	115	(664)	(330)	(994)
Commercial real estate loans	(59)	(387)	(446)	580	(308)	272
Consumer loans	(64)	(108)	(172)	87	(98)	(11)
Commercial loans	309	(157)	152	661	(67)	594
Total loans	614	(965)	(351)	664	(803)	(139)
Other	17	-	17	(7)	10	3
Total interest-earning assets	$906	$(660)	$246	$1,025	$(183)	$842

Interest-bearing liabilities:
Deposits:
Money market accounts	$104	$(230)	$(126)	$(7)	$(152)	$(159)
Savings accounts (1)	6	(58)	(52)	9	(56)	(47)
NOW accounts	6	43	49	1	(11)	(10)
Certificates of deposit	153	(756)	(603)	26	(1,085)	(1,059)
Total interest-bearing deposits	269	(1,001)	(732)	29	(1,304)	(1,275)
FHLB advances	(261)	(89)	(350)	455	(129)	326
Securities sold under agreement
to repurchase	(4)	(28)	(32)	(23)	(119)	(142)
Total interest-bearing borrowings	(265)	(117)	(382)	432	(248)	184
Total interest-bearing liabilities	4	(1,118)	(1,114)	461	(1,552)	(1,091)
Increase in net interest income	$902	$458	$1,360	$564	$1,369	$1,933

(1)  Includes interest on mortgagors' escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

Net Income. The Company had net income of $1.1 million, or $0.21 earnings per share, for the year ended December 31, 2011 as compared to net income of $465,000, or $0.08 earnings per share, for the year ended December 31, 2010. The primary reason for the increase in net income of $635,000 was the increase in net interest income of $1.1 million, or 6.6%.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in tax equivalent net interest income for the year ended December 31, 2011 of $1.4 million, or 7.8%, to $18.9 million from $17.5 million for the same period in 2010. The increase in the volume of interest-earning assets increased interest income by $906,000. The increase in the volume of interest-bearing deposits increased interest expense by $269,000, partially offset by the decrease in the volume of interest-bearing borrowings which decreased interest expense by $265,000. The changes in volume had the effect of increasing net interest income by $902,000. The changes in the rates of interest-earning assets decreased interest income by $660,000, partially offset by changes in the rates of interest-bearing liabilities which decreased interest expense by $1.1 million. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income by $458,000. Net interest margin, on a tax equivalent basis, increased from 3.40% for the year ended December 31, 2010 to 3.47% for the year ended December 31, 2011.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, increased $246,000, or 0.97%, to $25.8 million for the year ended December 31, 2011 compared to $25.5 million for the year ended December 31, 2010, largely reflecting the increase in income from tax-exempt industrial revenue bonds. Average interest-earning assets totaled $544.9 million for the year ended December 31, 2011 compared to $515.1 million for the same period in 2010, representing an increase of $29.8 million, or 5.8%. Average loans increased $12.9 million, or 3.0%, primarily due to strong originations partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2011 to the secondary market. Average investment securities increased $8.4 million, or 13.0%, primarily due to the purchase of a $8.9 million tax-exempt industrial revenue bond and $13.2 million in certificates of deposit, partially offset by maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. The tax equivalent yield on interest-earning assets decreased 23 basis points to 4.73% for the year ended December 31, 2011 from 4.96% for the year ended December 31, 2010, largely attributable to lower market rates of interest for 2011.

Interest Expense. Total interest expense decreased $1.1 million, or 13.9%, to $6.9 million for the year ended December 31, 2011 from $8.0 million in 2010, resulting primarily from the Company reducing deposit interest rates to manage interest rate risk, and also reflecting decreased market rates of interest. Average interest-bearing liabilities totaled $438.8 million for the year ended December 31, 2011, representing an increase of $18.7 million, or 4.5%, from $420.1 million for the same period in 2010, mainly due to an increase in average interest-bearing deposits of $29.8 million, or 9.1%. This increase was partially offset by a decrease in average interest-bearing borrowings of $11.1 million, or 11.9%. The rate paid on interest-bearing liabilities decreased 34 basis points to 1.57% for the year ended December 31, 2011 from 1.91% in 2010, reflecting the lower interest rate environment.

Provision for Loan Losses. For the year ended December 31, 2011, the provision for loan losses decreased $381,000, or 31.2%, to $842,000 from $1.2 million for the same period in 2010. Net loan charge-offs for year ended December 31, 2011 and 2010 were $697,000 and $869,000, respectively.

The allowance for loan losses of $4.6 million at December 31, 2011 represented 1.02% of total loans, as compared to an allowance of $4.4 million, representing 1.02% of total loans at December 31, 2010. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income.  Non-interest income for the twelve months ended December 31, 2011, excluding gains on the sale of securities, increased $170,000, or 6.9%, to $2.6 million for the twelve months ended December 31, 2011. Income from customer service charges, fees and commissions increased $248,000, or 14.5%, due to the increase in transaction accounts and an increase in income from net loan sales and servicing of $8,000, or 2.2%. These increases were partially offset by a loss on sale of OREO of $126,000 and a decrease in income from bank owned life insurance of $27,000, or 6.4%.

Non-interest Expenses.  Non-interest expense increased $725,000, or 4.0%, from $18.0 million for the year ended December 31, 2010 to $18.7 million for the year ended December 31, 2011. The increase was primarily due to an increase in salaries and employee benefits of $488,000, or 4.7% as a result of higher benefit costs, normal salary increases and $130,000 in costs associated with the retirement of one of our senior officers on March 31, 2011. FDIC insurance expense increased $115,000, or 27.3%, advertising increased $70,000, or 14.0%, stationery, supplies and postage increased $47,000, or 14.9%, furniture and equipment increased $15,000, or 1.5%, and other non-interest expense increased $78,000, or 3.9%. These increases were partially offset by a $41,000, or 3.4%, decrease in data processing, a $30,000, or 5.2%, decrease in professional fees and a $17,000, or 1.1%, decrease in occupancy expense.

              Income Taxes. The Company’s income tax benefit decreased $152,000 to a benefit of $78,000 for the year ended December 31, 2011 compared to a benefit of $230,000 for the year ended December 31, 2010 mainly attributable to the increase in income before income taxes of $787,000, which resulted in an increase in current tax expense of $223,000, an increase in deferred benefit expense of $879,000 and a decrease in the addition to the valuation reserve of $1.6 million. As of December 31, 2011, a valuation allowance of $87,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. The decrease in the valuation reserve is due to an increase in expected future capital gains. Of the $87,000 valuation allowance, $57,000 was applied for the year ended December 31, 2011. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 10 for additional income tax disclosures.

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

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, increased $842,000, or 3.4%, to $25.5 million for the year ended December 31, 2010 from $24.7 million in 2009, largely reflecting the increase in income from the tax-exempt industrial revenue bonds. Average interest-earning assets totaled $515.1 million for the year ended December 31, 2010 compared to $490.5 million for the same period last year, representing an increase of $24.5 million, or 5.0%. Average loans increased $13.2 million, or 3.1%, primarily due to strong originations partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2010 to the secondary market. Average investment securities increased $15.2 million, or 31.0%, primarily due to the purchase of a $10.0 million industrial revenue bond and $11.7 million in certificates of deposit, partially offset by maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. The tax equivalent yield on interest-earning assets decreased 7 basis points to 4.96% for the year ended December 31, 2010 from 5.03% for the year ended December 31, 2009, largely attributable to lower market rates of interest for 2010. For instance, the 5 year FHLB rate dropped 66 basis points from 3.35% to 2.69% and the 10 year treasury rate dropped 55 basis points from 3.85% to 3.30% from December 31, 2009 to 2010, respectively.

Interest Expense. Total interest expense decreased $1.1 million, or 12.0%, to $8.0 million for the year ended December 31, 2010 from $9.1 million in 2009, resulting primarily from the Company reducing deposit interest rates on deposits to manage interest rate risk, reflecting decreased market rates of interest. Average interest-bearing liabilities totaled $420.1 million for the year ended December 31, 2010, representing an increase of $16.6 million, or 4.1%, from $403.5 million for the same period in 2009, mainly due to an increase in average interest-bearing borrowings of $13.9 million, or 17.4%. In an effort to manage interest rate risk and increase the margin, the Company funded the increase in loans of $13.2 million with lower cost borrowings. The rate paid on interest-bearing liabilities decreased 35 basis points to 1.91% for the year ended December 31, 2010 from 2.26% in 2009, reflecting the lower interest rate environment.

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

Explanation of Use of Non-GAAP Financial Measurements. We believe that it is common practice in the banking industry to present interest income and related yield information on tax-exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax-exempt securities to a tax-equivalent amount may be considered to include non-GAAP financial information. A reconciliation to GAAP is provided below.

	For the Years Ended December 31,
	2011		2010		2009
	(Dollars in Thousands)
		Average		Average		Average
	Interest	Yield	Interest	Yield	Interest	Yield

Investment securities (non-tax adjustment)	$1,615	2.22%	$1,288	2.00%	$809	1.65%
Tax equivalent adjustment (1)	936		683		184
Investment securities (tax equivalent basis)	$2,551	3.51%	$1,971	3.06%	$993	2.02%

Net interest income (non-tax adjustment)	$17,948		$16,841		$15,407
Tax equivalent adjustment (1)	936		683		184
Net interest income (tax equivalent basis)	$18,884		$17,524		$15,591

Interest rate spread (no tax adjustment)		2.99%		2.92%		2.74%
Net interest margin (no tax adjustment)		3.29%		3.27%		3.14%

(1) The tax equivalent adjustment is based on a tax rate of 41% for all periods presented.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

Analysis of Nonperforming and Classified Assets. We consider repossessed assets, loans that are 90 days or more past due, and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal to be nonperforming assets. Loans are placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When property is acquired and placed into OREO, it is recorded at the fair price, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2011 and 2010, the Company had $913,000 and $286,000 classified as OREO, respectively.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2011	2010	2009	2008	2007
		(Dollars in Thousands)
Non-accrual loans:
Residential real estate	$2,222	$3,329	$2,740	$2,358	$676
Construction	-	316	184	97	167
Commerical real estate	798	2,158	982	237	103
Commercial	1,306	391	664	139	63
Home equity	306	204	182	79	-
Consumer	79	72	92	6	5
Total	4,711	6,470	4,844	2,916	1,014
Real estate owned	913	286	80	269	-
Total nonperforming assets	$5,624	$6,756	$4,924	$3,185	$1,014
Total nonperforming loans as a
percentage of total loans (1)	1.05%	1.49%	1.13%	0.69%	0.26%
Total nonperforming assets as a
percentage of total assets (2)	0.91%	1.18%	0.90%	0.60%	0.22%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. The Company had five troubled debt restructurings included in nonperforming loans of $835,000 at December 31, 2011.

As of December 31, 2011, the following loan classes were not accruing interest: there were 20 residential real estate loans, with total principal balances of $2.2 million and total collateral values of $3.2 million, and four commercial real estate loans, with total principal balances of $798,000 and total collateral values of $1.3 million; there were 20 commercial loans, with total principal balances of $1.3 million and total collateral values of $1.8 million, and there were four home equity loans, with principal balances of $306,000 and total collateral values of $418,000. We do not separately indentify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2011, the Company’s total nonperforming loans as a percentage of total loans of 1.05% was below the peer average of 2.02%. This statistical data was obtained from the December 31, 2011 UBPR Peer Group Average Report and included average data for 427 insured savings banks.

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

There were 21 residential real estate loans, with total principal balances of $2.7 million and total collateral values of $3.6 million, and five commercial real estate loans, with total principal balances of $982,000 and total collateral values of $2.0 million that were not accruing interest as of December 31, 2009. There was one residential construction loan with a principal balance of $184,000 not accruing interest as of December 31, 2009, with a collateral value of $250,000. There were no commercial construction loans that were not accruing interest as of December 31, 2009. There were 11 commercial loans not accruing interest as of December 31, 2009, with total principal balances of $664,000 and total collateral values of $1.2 million. Of the 11 commercial loans, six loans were applied specific reserves of $53,000 to compensate for 100% of the collateral shortfalls. Only one commercial loan has exposure to loss of $9,000 due to a collateral shortfall. The remaining four commercial loans are adequately collateralized. There were 6 home equity loans not accruing interest as of December 31, 2009 with total principal balances of $182,000 with a combined collateral value of $776,000. Collateral values were sufficient to cover the loan balances of nonaccrual loans. At December 31, 2009, the Company’s total nonperforming loans as a percentage of total loans of 1.13% was below the peer average of 1.77%. This statistical data was obtained from the December 31, 2009 UBPR Peer Group Average Report and included average data for 408 insured savings banks.

There were 20 residential real estate loans and two commercial real estate loans that were not accruing interest as of December 31, 2008, with a combined collateral value of $4.6 million. There was one residential construction loan not accruing interest as of December 31, 2008, with a collateral value of $145,000. There were four commercial loans not accruing interest as of December 31, 2008, with a combined collateral value of $682,000. Collateral values were sufficient to cover the loan balances of nonaccrual loans.

Interest income that would have been recorded for the years ended December 31, 2011 and 2010 had nonperforming loans and troubled debt restructurings been current according to their original terms amounted to $551,000 and $170,000, respectively. Interest income recognized on impaired loans and troubled debt restructurings for the years ended December 31, 2011 and 2010 was $391,000 and $337,000, respectively. Although nonaccrual loans decreased $1.8 million, interest forgone on these loans increased due to an increase of commercial and industrial loans on nonaccrual status. Of the $551,000 of foregone interest $423,000 related to commercial and industrial loans.

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Special mention loans	$20,063	$19,462	$17,342
Substandard loans	8,267	15,186	7,939
Doubtful loans	-	-	502
Loss loans	-	-	17
Total classified loans	$28,330	$34,648	$25,800

At December 31, 2011, special mention loans consisted of $2.9 million in commercial loans, $11.6 million in commercial construction loans, and $5.6 million in commercial real estate loans. Substandard loans consisted of $1.9 million in commercial loans, $216,000 in commercial constructions loans, $4.0 million in commercial real estate loans and $2.2 million in residential real estate loans. The decrease in classified loans was due to a decrease in nonperforming loans. At December 31, 2011, 91.5% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2011, our allowance for loan losses represented 1.02% of total loans and 97.13% of nonperforming loans. The allowance for loan losses increased slightly from $4.4 million at December 31, 2010 to $4.6 million at December 31, 2011, due to a provision for loan losses of $842,000, partially offset by net charge-offs of $697,000. The provision for loan losses in the year ended December 31, 2011 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $1.8 million to $4.7 million at December 31, 2011 from $6.5 million at December 31, 2010. Also, net charge-offs decreased $172,000 from December 31, 2010. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

At December 31, 2010, our allowance for loan losses represented 1.02% of total loans and 68.48% of nonperforming loans. The allowance for loan losses increased slightly from $4.1 million at December 31, 2009 to $4.4 million at December 31, 2010, due to a provision for loan losses of $1.2 million, partially offset by net charge-offs of $869,000. The provision for loan losses in the year ended December 31, 2010 reflects management’s assessment of several factors. In particular, nonaccrual loans increased $1.6 million to $6.5 million at December 31, 2010 from $4.8 million at December 31, 2009. Also, net charge-offs increased $716,000 from December 31, 2009. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

At December 31, 2009, our allowance for loan losses represented 0.95% of total loans and 84.17% of nonperforming loans. The allowance for loan losses increased slightly from $3.3 million at December 31, 2008 to $4.1 million at December 31, 2009, due to a provision for loan losses of $897,000, partially offset by net charge-offs of $153,000. The provision for loan losses in the year ended December 31, 2009 reflects management’s assessment of several factors. In particular, nonaccrual loans increased $1.9 million to $4.8 million at December 31, 2009 from $2.9 million at December 31, 2008. Also, net charge-offs increased $95,000 from December 31, 2008. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

The following table sets forth the Company's percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Real estate includes residential, commercial and home equity loans.

	For Years Ended December 31,
	2011			2010			2009
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in each		in each	in each		in each	in each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in Thousands)

Real estate	$2,571	56.2%	73.3%	$2,424	54.7%	74.9%	$2,105	51.6%	74.0%
Construction	615	13.4%	8.3%	550	12.4%	7.6%	811	19.9%	9.0%
Commercial	1,343	29.4%	17.8%	1,429	32.3%	16.8%	1,124	27.6%	16.0%
Consumer	47	1.0%	0.6%	28	0.6%	0.7%	37	0.9%	1.0%
Unallocated	-	-	-	-	-	-	-	-	-
Total allowance
for loan losses	$4,576	100.0%	100.0%	$4,431	100.0%	100.0%	$4,077	100.0%	100.0%

	For Years Ended December 31,
	2008			2007
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in each		in each	in each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in Thousands)

Real estate	$1,784	53.5%	76.1%	$1,636	53.2%	76.3%
Construction	624	18.7%	9.9%	603	19.6%	10.6%
Commercial	895	26.9%	13.0%	778	25.3%	12.0%
Consumer	30	0.9%	1.0%	31	1.0%	1.1%
Unallocated	-	-	-	28	0.9%	-
Total allowance
for loan losses	$3,333	100.0%	100.0%	$3,076	100.0%	100.0%

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

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Allowance for loan losses, beginning of period	$4,431	$4,077	$3,333	$3,076	$2,908
Charged-off loans:
Residential real estate	(87)	(118)	(93)	-	(25)
Construction	(76)	(107)	-	-	-
Commercial real estate	(164)	(332)	-	-	(3)
Commercial	(317)	(266)	(9)	-	-
Home equity	(6)	-	-	-	-
Consumer	(65)	(109)	(69)	(71)	(37)
Total charged off loans	(715)	(932)	(171)	(71)	(65)
Recoveries on loans previously charged-off:
Residential real estate	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial	-	38	-	-	10
Home equity	-	-	-	-	-
Consumer	18	25	18	13	-
Total recoveries	18	63	18	13	10
Net loans charged off	(697)	(869)	(153)	(58)	(55)
Provision for loan losses	842	1,223	897	315	223
Allowance for loan losses, end of period	$4,576	$4,431	$4,077	$3,333	$3,076

Net loans charged-off to average loans, net	0.16%	0.20%	0.04%	0.01%	0.01%
Allowance for loan losses to total loans (1)	1.02%	1.02%	0.95%	0.79%	0.80%
Allowance for loan losses to nonperforming loans (2)	97.13%	68.49%	84.17%	114.30%	303.35%
Net loans charged-off to allowance for loan losses	15.23%	19.61%	3.75%	1.74%	1.79%
Recoveries to charge-offs	2.52%	6.76%	10.53%	18.31%	15.38%

(1)	Total loans equals net loans plus the allowance for loan losses.
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

Net Interest Income Simulation Analysis. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk under seven primary different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100 basis points instantaneous increase in interest rates, 200 and 300 basis point increase over a 12-month horizon, and a 400 and 500 basis point increase over a 24-month time horizon and a decrease of 100 basis points, from current rates over the one year time period following the current consolidated financial statements.

The changes in interest income and interest expense due to changes in interest rates reflect the rate sensitivity of our interest earning assets and interest bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable rate loan is likely to increase depending on its repricing characteristics while the interest income from a fixed rate loan would not increase until the funds were repaid and loaned out at a higher interest rate.

The following table reflects changes in estimated net interest income for the Company at December 31, 2011 through December 31, 2012.

Changes In Interest Rates (Basis Points)	Net Interest Income	Dollar Change in Estimated Net Interest Income Over Twelve Months	Percentage Change in Estimated Net Interest Income Over Twelve Months
Up 500 - 24 Months	$19,747	$1,790	10.0%
Up 400 - 24 Months	19,338	1,381	7.7%
Up 300 - 12 Months	18,423	466	2.6%
Up 200 - 12 Months	18,609	652	3.6%
Up 100 - instantaneous	17,003	(954)	-5.3%
Base	17,957	-	0.0%
Down 100 - 12 Months	17,685	(272)	-1.5%

As indicated in the table above, a 100 basis point instantaneous increase in interest rates and a 100 basis point decrease in interest rates is estimated to decrease net interest income by 5.3% and 1.5%, respectively. A 200 and 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario is projected to increase net interest income by 3.6% and 2.6%, respectively. A 400 and 500 basis point increase in interest rates over a 24-month period is estimated to increase net interest income by 7.7% and 10.0% in the first 12-months.

The repricing and/or new rates of assets and liabilities moved in tandem with market rates. However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount. Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index and spread. Prepayment speed assumptions were based upon the difference between the account rate and the current market rate.

The income simulation analysis was based upon a variety of assumptions. These assumptions include but are not limited to asset mix, prepayment speeds, the timing and level of interest rates, and the shape of the yield curve. As market conditions vary from the assumptions in the income simulation analysis, actual results will differ. As a result, the income simulation analysis does not serve as a forecast of net interest income, nor do the calculations represent any actions that management may undertake in response to changes in interest rates. In all simulations, the lowest possible interest rate would be zero.

There are inherent shortcomings in any income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows.

Although the analysis shown above provides an indication of the Company's sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term investments primarily consist of U.S. Treasury and government agencies, which we use primarily for the collateral purposes for sweep accounts maintained by commercial customers. The balances of these investments fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, total Bank cash and cash equivalents totaled $58.1 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $359,000 at December 31, 2011. Other liquid assets as of December 31, 2011 include: U.S. Treasury securities and collateralized mortgage obligations, net of pledged securities, of $3.4 million, loans held for sale of $1.6 million, and certificates of deposit of $13.2 million.

On December 31, 2011, we had $59.3 million of borrowings outstanding with the FHLB. At December 31, 2011, we had the ability to borrow an additional $8.4 million based on the collateral pledged to the FHLB. The Company is able to pledge additional collateral to increase the availability of FHLB borrowings to 50% of its asset base. We have received approval from the Federal Reserve Bank to access its discount window. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $48.3 million at December 31, 2011. In addition, at December 31, 2011 we had the following contingency funding sources available: a $2.0 million available line of credit with the FHLB, which has been reduced from our FHLB availability based on pledged collateral, and an unsecured line of credit of $3.0 million with Bankers Bank, N.E. During the year ended December 31, 2011, we did not utilize any of the three contingency funding sources. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2011, we had $107.2 million in loan commitments outstanding, which consisted of $7.6 million in commercial loan commitments, $8.3 million of mortgage loan commitments, and $1.0 million in home equity and consumer commitments; $18.7 million in unadvanced construction loan commitments; $72.5 million in unused lines of credit; and $2.0 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2011 totaled $108.2 million, or 50.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2011:

	Payments due by period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(In Thousands)
Long-term debt	$59,265	$16,811	$20,244	$13,759	$8,451
Operating lease obligations	6,010	417	881	874	3,838
Other long-term liabilities reflected on the
Company's balance sheet under GAAP	-	-	-	-	-
Total	$65,275	$17,228	$21,125	$14,633	$12,289

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

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity at December 31, 2011 was $90.8 million compared to $91.9 million at December 31, 2010. The decrease was primarily attributed to the Company’s stock repurchase plan, partially offset by net income of $1.1 million and stock-based compensation of $1.7 million. In 2011, the Company repurchased 275,675 shares of the Company’s common stock at a cost of $3.9 million and an average per share price of $14.13. Our capital management strategies allowed us to increase our book value per share by $0.55, or 3.6%, to $15.83 at December 31, 2011 compared to $15.28 at December 31, 2010. During 2010 and 2009 we repurchased approximately $4.3 million, or 367,052 shares, and $1.5 million, or 117,723 shares, of our stock, respectively. In the future, we may also use other capital management tools such as cash dividends.

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

For the years ended December 31, 2011 and December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Application of Critical Accounting Policies.

 Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments.  The information pertaining to the Company’s significant accounting policies is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and in the discussion under “Critical Accounting Policies” contained in Item 7 of this Form 10-K.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2011 Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	the Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans
approved by security holders	611,544	$14.23	187,574

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	611,544	$14.23	187,574

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

1.      Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2011 and 2010
-	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
-	Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.      Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)
10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.3*	Amended and Restated Change in Control Agreement between Russell J. Omer and Chicopee Savings Bank (3)
10.4*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)
10.5*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)
10.6*	Form of Loan Agreement (1)
10.7*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)
10.8*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)
10.9*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (1)
10.10*	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (3)
10.11*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.12*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.13*	Change in Control Agreement between Chicopee Savings Bank and Guida R. Sajdak (4)
10.14*	Employment Agreement between Chicopee Bancorp, Inc. and Russell J. Omer (4)
10.15*	Employment Agreement between Chicopee Savings Bank and Russell J. Omer (4)
10.16*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (5)
21.0	List of Subsidiaries
23.0	Consent of Berry, Dunn, McNeil and Parker
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
___________________________
	*	Management contract or compensatory plan, contract or agreement.
	(1)	Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.
	(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
	(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010.
	(5)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 14, 2012
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 14, 2012
William J. Wagner	and Chief Executive Officer
(principal executive officer)

/s/ Guida R. Sajdak	Senior Vice President, Chief	March 14, 2012
Guida R. Sajdak	Financial Officer and Treasurer
(principal financial and chief
accounting officer)

/s/ James P. Lynch	Director	March 14, 2012
James P. Lynch

/s/ William D. Masse	Director	March 14, 2012
William D. Masse

/s/ William J. Giokas	Director	March 14, 2012
William J. Giokas

/s/ Gregg F. Orlen	Director	March 14, 2012
Gregg F. Orlen

/s/ Judith T. Tremble	Director	March 14, 2012
Judith T. Tremble

/s/ Thomas J. Bardon	Director	March 14, 2012
Thomas J. Bardon

/s/ James H. Bugbee	Director	March 14, 2012
James H. Bugbee

/s/ Louis E. Dupuis	Director	March 14, 2012
Louis E. Dupuis

/s/ Douglas K. Engebretson	Director	March 14, 2012
Douglas K. Engebretson

/s/ Gary G. Fitzgerald	Director	March 14, 2012
Gary G. Fitzgerald

/s/ Paul C. Picknelly	Director	March 14, 2012
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2011, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. We have also audited Chicopee Bancorp, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with GAAP. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Maine
March 14, 2012

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2011	2010
	(In Thousands, except share data)

Cash and due from banks	$10,665	$6,903
Federal funds sold	50,457	28,970
Cash and cash equivalents	61,122	35,873

Securities available-for-sale, at fair value	613	362
Securities held-to-maturity, at cost (fair value $80,607 and $73,538
at December 31, 2011 and 2010, respectively)	73,852	69,713
Federal Home Loan Bank stock, at cost	4,489	4,489
Loans receivable, net of allowance for loan losses ($4,576 at
December 31, 2011 and $4,431 at December 31, 2010)	443,471	430,307
Loans held for sale	1,635	1,888
Other real estate owned	913	286
Mortgage servicing rights	344	306
Bank owned life insurance	13,427	13,032
Premises and equipment, net	9,853	10,340
Accrued interest receivable	1,527	1,897
Deferred income tax asset	2,893	2,469
FDIC prepaid insurance	824	1,361
Other assets	1,343	1,381
Total assets	$616,306	$573,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$68,799	$48,302
Interest-bearing	384,578	343,635
Total deposits	453,377	391,937

Securities sold under agreements to repurchase	12,340	17,972
Advances from Federal Home Loan Bank	59,265	71,615
Accrued expenses and other liabilities	542	298
Total liabilities	525,524	481,822

Commitments and contingencies (Notes 10, 11, 12, 13, 14, 15, 16 and 17)

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued;
5,736,303 oustanding at December 31, 2011 and 6,011,978 outstanding at December 31, 2010)	72,479	72,479
Treasury stock, at cost (1,703,065 shares at December 31, 2011 and
1,427,390 shares at December 31, 2010)	(22,190)	(18,295)
Additional paid-in capital	2,800	2,255
Unearned compensation (restricted stock awards)	(546)	(1,431)
Unearned compensation (Employee Stock Ownership Plan)	(4,166)	(4,463)
Retained earnings	42,408	41,308
Accumulated other comprehensive (loss) income	(3)	29
Total stockholders' equity	90,782	91,882
Total liabilities and stockholders' equity	$616,306	$573,704

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In Thousands, except share data)
Interest and dividend income:
Loans, including fees	$23,186	$23,537	$23,676
Interest and dividends on securities	1,615	1,288	809
Other interest-earning assets	49	32	29
Total interest and dividend income	24,850	24,857	24,514

Interest expense:
Deposits	5,198	5,930	7,205
Securities sold under agreements to repurchase	36	68	210
Other borrowed funds	1,668	2,018	1,692
Total interest expense	6,902	8,016	9,107

Net interest income	17,948	16,841	15,407
Provision for loan losses	842	1,223	897
Net interest income after provision for loan losses	17,106	15,618	14,510

Non-interest income:
Service charges, fee and commissions	1,964	1,716	1,507
Loan sales and servicing, net	373	365	629
Net gain on sales of securities available-for-sale	12	158	382
Loss on sales of other than temporarily impaired securities	-	-	(241)
Loss on sale of other real estate owned	(126)	(22)	(28)
Other than temporary impairment charge	-	(13)	(1,403)
Income from bank owned life insurance	395	422	466
Other non-interest income	32	-	-
Total non-interest income	2,650	2,626	1,312

Non-interest expenses:
Salaries and employee benefits	10,895	10,407	10,258
Occupancy expenses	1,534	1,551	1,607
Furniture and equipment	1,037	1,022	1,139
FDIC insurance assessment	537	422	501
Data processing	1,166	1,207	1,089
Professional fees	547	577	504
Advertising	571	501	514
Stationery, supplies and postage	362	315	383
Other non-interest expense	2,085	2,007	2,050
Total non-interest expenses	18,734	18,009	18,045

Income (loss) before income tax benefit	1,022	235	(2,223)
Income tax benefit	(78)	(230)	(627)
Net income (loss)	$1,100	$465	$(1,596)

Earnings (loss) per share: (1)
Basic	$0.21	$0.08	$(0.28)
Diluted	$0.21	$0.08	$(0.28)
Adjusted weighted average common shares outstanding
Basic	5,335,811	5,662,864	5,715,618
Diluted	5,360,749	5,668,596	5,715,618

(1) Common stock equivalents are excluded from the computation of diluted net loss per share for the year ended December 31, 2009, since the inclusion of such equivalents would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2011, 2010, and 2009

				Unearned			Accumulated
				Compensation			Other
			Additional	(Equity	Unearned		Comprehensive
	Common	Treasury	Paid-in	Incentive	Compensation	Retained	(Loss)
	Stock	Stock	Capital	Plan)	(ESOP)	Earnings	Income	Total
	(In Thousands, except number of shares)
Balance at December 31, 2008	$72,479	$(12,483)	$1,168	$(3,107)	$(5,059)	$42,439	$(1,420)	$94,017
Comprehensive loss:
Net loss	-	-	-	-	-	(1,596)	-	(1,596)
Change in net unrealized loss on securities
available-for-sale (net of deferred tax
expense of $795)	-	-	-	-	-	-	1,486	1,486
Total comprehensive loss								(110)

Treasury stock purchased (117,723 shares)	-	(1,468)	-	-	-	-	-	(1,468)
Change in unearned compensation:
Stock option expense	-	-	524	-	-	-	-	524
Restricted stock award expense	-	-	-	838	-	-	-	838
Common stock held by ESOP committed to be released	-	-	73	-	298	-	-	371
Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172

Comprehensive income:
Net income	-	-	-	-	-	465	-	465
Change in net unrealized gain on securities
available-for-sale (net of deferred income
taxes of $20)	-	-	-	-	-	-	(37)	(37)
Total comprehensive income								428

Treasury stock purchased (367,052 shares)	-	(4,344)	-	-	-	-	-	(4,344)
Change in unearned compensation:
Stock option expense	-	-	432	-	-	-	-	432
Restricted stock award expense	-	-	-	838	-	-	-	838
Common stock held by ESOP committed to be released	-	-	58	-	298	-	-	356
Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	1,100	-	1,100
Change in net unrealized gain on securities
available-for-sale (net of deferred income
taxes of $17)	-	-	-	-	-	-	(32)	(32)
Total comprehensive income								1,068

Treasury stock purchased (275,675 shares)	-	(3,895)	-	-	-	-	-	(3,895)
Change in unearned compensation:
Stock options exercised	-	-	(6)	-	-	-	-	(6)
Stock option expense	-	-	415	-	-	-	-	415
Restricted stock award expense	-	-	19	885	-	-	-	904
Common stock held by ESOP committed to be released	-	-	117	-	297	-	-	414
Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$1,100	$465	$(1,596)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	988	1,007	1,145
Provision for loan losses	842	1,223	897
Increase in cash surrender value of life insurance	(395)	(422)	(466)
Net realized gain on sales of securities available-for-sale	(12)	(158)	(382)
Realized losses on other than temporarily impaired securities	-	-	241
Other than temporary impairment charge	-	13	1,403
Realized gains on sales of mortgages	(180)	(169)	(352)
Net loss on sales of loans and other real estate owned	126	22	28
Net change in loans originated for resale	253	(1,354)	(349)
Deferred income tax benefit	(408)	(337)	(473)
Decrease (increase) in FDIC prepaid insurance	537	422	(1,783)
Decrease (increase) in other assets	21	587	(5)
Decrease (increase) in accrued interest and dividends receivable	371	(268)	(52)
(Decrease) increase in other liabilities	242	(85)	(9)
Change in unearned compensation	1,727	1,626	1,733
Net cash provided by (used in) operating activities	5,212	2,572	(20)

Cash flows from investing activities:
Additions to premises and equipment	(351)	(582)	(1,012)
Loan originations and principal collections, net	(15,301)	(7,479)	(9,754)
Proceeds from sales of other real estate owned	543	376	439
Proceeds from sales of securities available-for-sale	17	228	8,086
Proceeds from calls of securities held-to-maturity	-	-	5,000
Purchases of securities available-for-sale	(304)	-	(2,301)
Purchases of securities held-to-maturity	(98,864)	(114,100)	(132,035)
Maturities of securities held-to-maturity	92,330	105,072	112,800
Proceeds from principal paydowns of securities held-to-maturity	2,404	2,309	935
Net purchase of FHLB stock	-	(183)	-
Net cash used in investing activities	(19,526)	(14,359)	(17,842)

Cash flows from financing activities:
Net increase in deposits	61,440	26,439	30,731
Net decrease in securities sold under agreements to repurchase	(5,632)	(2,450)	(1,534)
Proceeds from long-term FHLB advances	-	24,500	29,000
Payments on long-term FHLB advances	(12,350)	(16,560)	(31,892)
Net decrease in short-term advances	-	-	(10,000)
Stock purchased for treasury	(3,895)	(4,344)	(1,468)
Net cash provided by financing activities	39,563	27,585	14,837

Net increase (decrease) in cash and cash equivalents	25,249	15,798	(3,025)

Cash and cash equivalents at beginning of year	35,873	20,075	23,100

Cash and cash equivalents at end of year	$61,122	$35,873	$20,075

Supplemental cash flow information:
Interest paid on deposits	$5,198	$5,930	$7,205
Interest paid on borrowings	1,734	2,099	1,865
Income taxes paid	123	239	63
Transfers from loans to other real estate owned	1,318	566	277
Gain on acquisition of other real estate owned	32	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Nature of Business

Chicopee Bancorp, Inc. (the “Company”), a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank (the “Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.

The Company provides a variety of financial services to individuals and businesses through its bank subsidiary Chicopee Savings Bank. The Bank is a Massachusetts state-chartered savings bank operating eight full service branch offices and our lending and operation center in Western Massachusetts. The Bank’s primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners. The Bank’s primary deposit products are savings and term certificate accounts.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of servicing assets, the valuation of other real estate owned, the determination of other-than-temporary impairment of investment securities (“OTTI”), and the deferred tax valuation allowance. In connection with the determination of the allowance for loan losses and the carrying value of other real estate owned (“OREO”), management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance for loan losses or future write-downs of other real estate owned may be necessary based upon changes in economic and market conditions.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and temporary unrealized losses excluded from earnings and reported in other comprehensive income (loss). Restricted stock is carried at cost and evaluated for impairment.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-than-temporary impairment of investment securities (“OTTI”)

One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairment. The evaluation of securities for other-than-temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least monthly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Bank is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2011, no impairment has been recognized.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or estimated fair value, as determined by current investor yield requirements, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income.

Loans

The Company grants residential real estate, commercial and consumer loans to customers. Residential real estate loans include residential loans secured by owner-occupied, first lien real estate and residential construction loans. Commercial loans include commercial real estate, commercial and industrial, commercial construction loans and residential investment loans. Consumer loans include second mortgages, home improvement loans, equity loans, automobile and, to a lesser extent, personal loans. For purposes of evaluating the risk in the loan portfolio, management identified the following loan classes, which are used in evaluating the adequacy of the allowance for loan losses: residential real estate, residential construction, commercial real estate, commercial construction, commercial and industrial, consumer and home equity loans.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delinquency and nonaccrual

The Company considers all loan classes past due greater than 30 days delinquent based on the contractual terms of the loan and factored on a 30-day month. Management continuously monitors delinquency and nonaccrual levels and trends. The accrual of interest on residential real estate, commercial real estate, construction and commercial loans is discontinued when reasonable doubt exists as to the full collection of interest and principal or at the time the loan is 90 days past due or earlier if the loan is considered impaired. Other personal loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Nonaccrual loans, including modified loans, are returned to accrual status when the borrower has shown the ability and an acceptable history of repayment and when subsequent performance reduces the concern as to the collectability of principal and interest. In order to demonstrate the ability and acceptable history of repayment, the borrower must be current with the payments in accordance with the loan terms for a minimum of six months as determined on a case-by-case basis.

Risk characteristics

              Residential real estate includes loans which enable the borrower to purchase or refinance existing homes, most of which serve as the primary residence of the owner. Repayment is dependent on the credit quality of the borrower. Factors attributable to failure of repayment may include a weakened economy and/or unemployment, as well as possible personal considerations. While management anticipates adjustable-rate mortgages will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment.

Commercial real estate loans are secured by commercial real estate and residential investment real estate and generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Risks in commercial real estate and residential investment lending include the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

Construction loans are generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.

Commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of these loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan classes: commercial real estate, commercial construction and commercial and industrial. The risks evaluated in determining an adequate credit risk rating, include the financial strength of the borrower and the collateral securing the loan. Commercial loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention through loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

The following describes the credit risk ratings for classified assets:

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

Home equity loans are considered nonperforming when they are 90 days past due or have not returned to accrual status. Each nonperforming home equity loan is individually evaluated for impairment.

Loans charged off

Commercial loans. Loans past due more than 120 days are considered for one of three options: charge off the balance of the loan, charge off any excess balance over the value of the collateral securing the loan, or continue collection efforts subject to a monthly review until either the balance is collected or a charge-off recommendation can be reasonably made.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential loans. In general, a charge-off will not be recommended until a potential shortfall can be determined when the Company has received an updated appraisal and title to the property. However, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as a loss in the allocation of loan loss reserves. This amount is recommended for charge off, when the property is acquired and transferred on the balance sheet from loans to other real estate owned.

Consumer loans. Generally all loans are automatically considered for charge-off at 90 to 120 days from the contractual due date, unless there is liquid collateral in hand sufficient to repay principal and interest in full.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the probable loss exposure in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management. Qualitative factors or risks considered in evaluating the adequacy of the allowance for loan losses for all loan classes include historical loss experience; levels and trends in delinquencies, nonaccrual loans, impaired loans and net charge-offs; the character and size of the loan portfolio; effects of any changes in underwriting policies; experience of management and staff; current economic conditions and their effect on borrowers; effects of changes in credit concentrations; and management’s estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

Loan servicing

The valuation of mortgage servicing rights (“MSR”) is a critical accounting policy, which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 1% of the outstanding balance of the loan per annum. Servicing assets are recognized at fair value as separate assets when servicing rights are acquired through the sale of loans. Capitalized servicing rights are reported in other assets and are amortized against non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed result in lower valuations of mortgage servicing rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate in increments of 50 basis points and term primarily of 15 and 30 years. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

Credit related financial instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Other real estate owned

The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. The Company obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals, at least annually, to ensure any material change in market conditions or the physical aspects of the property are recognized. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed-in-lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and equipment

Land is carried at cost.  Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The cost of maintenance is expensed as incurred.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and certain carryforwards of losses and deductions that are available to offset future taxable income and gives current recognition to changes in tax rates and laws.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2011	2010	2009

Net income (loss) (in thousands)	$1,100	$465	$(1,596)

Weighted average number of common shares
issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,569,482)	(1,149,876)	(1,008,680)
Less: average number of unallocated ESOP shares	(446,363)	(476,121)	(505,878)
Less: average number of nonvested restricted stock awards	(87,712)	(150,507)	(209,192)

Adjusted weighted average number of common
shares outstanding	5,335,811	5,662,864	5,715,618
Plus: dilutive nonvested restricted stock awards	24,938	5,732	-
Weighted average number of diluted shares outstanding	5,360,749	5,668,596	5,715,618

Net income (loss) per share:
Basic- common stock	$0.21	$0.08	$(0.28)
Basic- unvested share-based payment awards	$0.21	$0.08	$(0.28)
Diluted- common stock	$0.21	$0.08	$(0.28)
Diluted- unvested share-based payment awards	$0.21	$0.08	$(0.28)

There were 556,198, 591,334, and 688,167 stock options for the years ended December 31, 2011, 2010, and 2009, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

Comprehensive (loss) income

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

The components of other comprehensive (loss) income and related tax effects are as follows:

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Unrealized holding (losses) gains on available-for-sale
securities arising during the year	$(37)	$88	$1,019
Other than temporary impairment charge realized in income	-	13	1,403
Reclassification adjustment for gain on sale of securities
available-for-sale included in net income	(12)	(158)	(141)
Net unrealized holding (losses) gains	(49)	(57)	2,281
Tax effect	17	20	(795)

Other comprehensive (loss) income	$(32)	$(37)	$1,486

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2011	2010
	(In Thousands)
Net unrealized (loss) gain on securities
available-for-sale	$(5)	$43
Tax effect	2	(14)

Net-of-tax amount	$(3)	$29

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

Recent accounting pronouncements

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

In April 2011, the FASB issued ASU No. 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.   This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance is effective for first interim and annual reporting periods ending after December 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is TDR in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of a requirement in ASU 2011-05 related to reclassifications of items out of accumulated other comprehensive income. The deferral in the effective date was made to allow the FASB time to redilberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Reclassifications

Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or deposits with the Federal Reserve Bank of Boston.  At December 31, 2011 and 2010, these reserve balances amounted to $3.6 million and $1.2 million, respectively, and are included in cash and due from banks.

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follow:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$618	$28	$(33)	$613
Total securities available-for-sale	$618	$28	$(33)	$613

Securities held-to-maturity
U.S. Treasury securities	$26,998	$1	$(1)	$26,998
Corporate and industrial
revenue bonds	31,576	6,643	-	38,219
Certificates of deposit	13,206	7	-	13,213
Collateralized mortgage obligations	2,072	105	-	2,177
Total securities held-to-maturity	$73,852	$6,756	$(1)	$80,607

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities¹	$319	$43	$-	$362
Total securities available-for-sale	$319	$43	$-	$362

Securities held-to-maturity
U.S. Treasury securities	$30,817	$-	$(1)	$30,816
Corporate and industrial
revenue bonds	23,348	3,602	-	26,950
Certificates of deposit	11,725	24	-	11,749
Collateralized mortgage obligations	3,823	200	-	4,023
Total securities held-to-maturity	$69,713	$3,826	$(1)	$73,538

¹ Marketable equity securities does not include FHLB stock of $4.5 million and Banker's Bank stock of $183,000, respectively, at December 31, 2011 and 2010.

At December 31, 2011 and 2010, securities with an amortized cost of $25.5 million and $25.9 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(In Thousands)
Within 1 year	$40,204	$40,211
From 1 to 5 years	3,026	3,413
From 5 to 10 years	10,372	11,506
Over 10 years	20,250	25,477
	$73,852	$80,607

Proceeds from sales of securities available-for-sale during the years ended December 31, 2011, 2010, and 2009 amounted to $17,000, $228,000, and $8.1 million, respectively. Gross realized gains of $12,000, $158,000, and $510,000 were realized during the years ended December 31, 2011, 2010, and 2009. There were no gross realized losses for the years ended December 31, 2011 and 2010. Gross realized losses of $369,000 were realized in 2009. Of the $369,000 realized losses in 2009, $241,000 was due to securities that were OTTI. The tax provision applicable to these net realized gains and losses in 2011, 2010, and 2009 amounted to $4,000, $46,000, and $48,000, respectively.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity (“HTM”) securities to determine if the value of any security has

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2011, management determined that there were no securities other-than-temporarily impaired.

Unrealized Losses on Investment Securities

The following table represents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2011 and 2010:

	December 31, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$221	$(33)	$-	$-	$221	$(33)
U.S. Treasury securities	13,998	(1)	-	-	13,998	(1)
Total temporarily impaired securities	$14,219	$(34)	$-	$-	$14,219	$(34)

	December 31, 2010
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,995	$(1)	$-	$-	$17,995	$(1)
Total temporarily impaired securities	$17,995	$(1)	$-	$-	$17,995	$(1)

U.S. Treasury Securities.
Unrealized losses within the U.S. Treasury securities category at December 31, 2011, related to five U.S. Treasury securities of which all had losses for less than 12 months. At December 31, 2010, all had unrealized losses for less than 12 months.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateralized Mortgage Obligations (“CMO”).
As of December 31, 2011 and December 31, 2010, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $105,000 and $200,000 for the years ended December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the Company had 13 CMO bonds, or 17 individual issues, with an aggregate book value of $2.1 million, which included five bonds, or six individual issues, with a FICO score of less than 650. This risk is mitigated by loan to value ratios of less than 65%. The total exposure of these five bonds to the Company was approximately $1,200. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

These 13 CMO bonds have been substantially paid down with an average current factor of 11.0%, and are backed by well seasoned loans of an earlier vintage, which have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. All such CMOs are paying according to their contractual terms and are expected to continue to pay their contractual cash flows.

The Company’s remaining eight CMO bonds are all investment grade and classified as HTM. All of these securities were issued by government sponsored agencies and are all collateralized primarily by AA+ rated Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage loans and, to the best of the Company’s knowledge, are not collateralized by sub-prime and Alt-A loans. FHLMC and FNMA guarantees the contractual cash flows of the CMOs. The loans collateralizing such CMOs consist of fixed-rate, 15-year loans, originated in early 2003 and 2004, with average FICO scores between 727 and 766, and average loan-to-value of 60%.

Based on management’s analysis, which included the above indicators, the Company has determined that no OTTI exists within the CMO portfolio as of December 31, 2011 and 2010.

Marketable Equity Securities.
Unrealized losses within the marketable equity securities category at December 31, 2011 related to three securities issued by one company in the financial industry.  In reviewing the marketable securities for OTTI, it was determined that the three securities were not OTTI. These three securities were in a loss position for eight consecutive months. During the year ended December 31, 2011, none of the securities in the portfolio had losses for more than 12 months.

Restricted Stock.
The Bank is a member of the FHLB. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2011 and 2010, the Company’s investment in FHLB stock totaled $4.5 million respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. For the year ended December 31, 2011, the Company received $13,000 in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2011. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of December 31, 2011 and 2010, the Company’s investment in Banker’s Bank totaled $183,000.

4.	LOANS

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	December 31, 2011		December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(In Thousands)

Real estate loans:
Residential real estate¹	$123,294	27.6%	$132,670	30.6%
Home equity	29,790	6.7%	29,933	6.9%
Commercial	174,761	39.0%	162,107	37.4%
Total	327,845	73.3%	324,710	74.9%
Construction-residential	5,597	1.3%	6,428	1.5%
Construction-commercial	31,706	7.0%	26,643	6.1%
Total construction	37,303	8.3%	33,071	7.6%
Total real estate loans	365,148	81.6%	357,781	82.5%
Consumer loans	2,566	0.6%	3,165	0.7%
Commercial loans	79,412	17.8%	72,847	16.8%
Total loans	447,126	100.0%	433,793	100.0%
Deferred loan origination costs, net	921		945
Allowance for loan losses	(4,576)		(4,431)
Loans, net	$443,471		$430,307

¹ Excludes loans held for sale of $1.6 and $1.9 million at December 31, 2011 and 2010, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,699	$19,904	$165,168	$259,771
Special mention	2,855	11,586	5,622	20,063
Substandard	1,858	216	3,971	6,045
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$79,412	$31,706	$174,761	$285,879

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$121,072	$5,597		$126,669
Substandard (nonaccrual)	2,222	-		2,222
Total residential loans	$123,294	$5,597		$128,891

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,487	$29,484		$31,971
Nonperforming (nonaccrual)	79	306		385
Total consumer loans	$2,566	$29,790		$32,356

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2010:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$68,048	$10,484	$152,062	$230,594
Special mention	1,516	11,856	6,090	19,462
Substandard	3,283	4,303	3,955	11,541
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$72,847	$26,643	$162,107	$261,597

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$129,341	$6,112		$135,453
Substandard (nonaccrual)	3,329	316		3,645
Total residential loans	$132,670	$6,428		$139,098

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$3,093	$29,729		$32,822
Nonperforming (nonaccrual)	72	204		276
Total consumer loans	$3,165	$29,933		$33,098

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Allowance for loan losses at beginning of the year	$4,431	$4,077	$3,333
Provision for loan losses	842	1,223	897
Recoveries	18	63	18
Loans charged off	(715)	(932)	(171)
Allowance for loan losses at end of year	$4,576	$4,431	$4,077

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no changes in the allowance for loan losses methodology during the year ended December 31, 2011. The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision for loan losses	123	17	272	124	231	66	9	842
Recoveries	-	-	-	-	-	18	-	18
Loans charged off	(87)	(76)	(164)	-	(317)	(65)	(6)	(715)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Allowance for loan losses ending balance
Collectively evaluated for impairment	$366	$89	$1,811	$504	$1,026	$47	$118	$3,961
Individually evaluated for impairment	183	-	80	22	317	-	13	615
	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Total loans ending balance
Collectively evaluated for impairment	$121,072	$5,597	$170,855	$31,490	$77,749	$2,566	$29,484	$438,813
Individually evaluated for impairment	2,222	-	3,906	216	1,663	-	306	8,313
	$123,294	$5,597	$174,761	$31,706	$79,412	$2,566	$29,790	$447,126

The following table presents the allowance for loan losses and select loan information as of December 31, 2010:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses
Balance as of December 31, 2009	$422	$135	$1,536	$676	$1,124	$41	$143	4,077
Provision (reduction) for loan losses	209	26	579	(180)	533	71	(15)	1,223
Recoveries	-	-	-	-	38	25	-	63
Loans charged off	(118)	(13)	(332)	(94)	(266)	(109)	-	(932)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431

Allowance for loan losses ending balance
Collectively evaluated for impairment	$349	$86	$1,632	$374	$1,016	$28	$128	$3,613
Individually evaluated for impairment	164	62	151	28	413	-	-	818
	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431

Total loans ending balance
Collectively evaluated for impairment	$129,342	$6,112	$158,437	$24,915	$69,601	$3,165	$29,729	$421,301
Individually evaluated for impairment	3,328	316	3,670	1,728	3,246	-	204	12,492
	$132,670	$6,428	$162,107	$26,643	$72,847	$3,165	$29,933	$433,793

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,127	$1,127	$1,816	$-	$32
Residential construction	-	-	19	-	-
Commercial real estate	3,424	3,749	2,710	-	191
Commercial construction	-	-	600	-	-
Commercial	580	580	791	-	21
Consumer	-	-	-	-	-
Home equity	271	271	139	-	15
Total	$5,402	$5,727	$6,075	$-	$259

Impaired loans with a valuation allowance:
Residential real estate	$1,095	$1,095	$688	$183	$39
Residential construction	-	-	97	-	-
Commercial real estate	482	482	792	80	25
Commercial construction	216	216	222	22	14
Commercial	1,083	1,083	2,085	317	52
Consumer	-	-	-	-	-
Home equity	35	35	14	13	2
Total	$2,911	$2,911	$3,898	$615	$132

Total impaired loans:
Residential real estate	$2,222	$2,222	$2,504	$183	$71
Residential construction	-	-	116	-	-
Commercial real estate	3,906	4,231	3,502	80	216
Commercial construction	216	216	822	22	14
Commercial	1,663	1,663	2,876	317	73
Consumer	-	-	-	-	-
Home equity	306	306	153	13	17
Total	$8,313	$8,638	$9,973	$615	$391

Interest income recognized on impaired loans was $391,000, $337,000, and $375,000 for the years ended December 31, 2011, 2010, and 2009. No additional funds are committed to be advanced in connection with impaired loans.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2010:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,274	$2,274	$1,948	$-	$33
Residential construction	97	97	179	-	-
Commercial real estate	2,341	2,666	1,262	-	26
Commercial construction	1,500	1,500	1,499	-	50
Commercial	384	384	1,199	-	10
Consumer	-	-	-	-	-
Home equity	204	204	150	-	4
Total	$6,800	$7,125	$6,237	$-	$123

Impaired loans with a valuation allowance:
Residential real estate	$1,054	$1,054	$835	$164	$22
Residential construction	219	219	81	62	-
Commercial real estate	1,329	1,329	1,244	151	47
Commercial construction	228	228	563	28	16
Commercial	2,862	2,862	2,481	413	129
Consumer	-	-	-	-	-
Home equity	-	-	7	-	-
Total	$5,692	$5,692	$5,211	$818	$214

Total impaired loans:
Residential real estate	$3,328	$3,328	$2,783	$164	$55
Residential construction	316	316	260	62	-
Commercial real estate	3,670	3,995	2,506	151	73
Commercial construction	1,728	1,728	2,062	28	66
Commercial	3,246	3,246	3,680	413	139
Consumer	-	-	-	-	-
Home equity	204	204	157	-	4
Total	$12,492	$12,817	$11,448	$818	$337

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,693	$179	$1,379	$3,251	$120,043	$123,294	$2,222
Residential construction	-	331	-	331	5,266	5,597	-
Commercial real estate	738	565	672	1,975	172,786	174,761	798
Commercial construction	-	-	-	-	31,706	31,706	-
Commercial	79	298	849	1,226	78,186	79,412	1,306
Consumer	83	27	74	184	2,382	2,566	79
Home equity	189	-	306	495	29,295	29,790	306
Total	$2,782	$1,400	$3,280	$7,462	$439,664	$447,126	$4,711

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2010:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$964	$622	$2,356	$3,942	$128,728	$132,670	$3,329
Residential construction	-	-	316	316	6,112	6,428	316
Commercial real estate	340	33	758	1,131	160,976	162,107	2,158
Commercial construction	-	-	-	-	26,643	26,643	-
Commercial	105	401	258	764	72,083	72,847	391
Consumer	92	3	68	163	3,002	3,165	72
Home equity	107	6	117	230	29,703	29,933	204
Total	$1,608	$1,065	$3,873	$6,546	$427,247	$433,793	$6,470

Any loan with a payment more than 30 days past due will be considered delinquent.

Nonaccrual loans were $4.7 million and $6.5 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, nonaccrual loans exceed loans greater than 90 days past due by $1.4 million due to nonaccrual loans that have been paid down to less than 90 days delinquent, but are considered nonaccrual until the borrower becomes current with all past due payments. Interest foregone was $551,000, $170,000, and $210,000 for the years ended December 31, 2011, 2010, and 2009, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2011 and 2010.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of accruing and non-accruing TDR loans by class as of December 31, 2011:

As of December 31, 2011	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$242	$255	$252
Residential construction	-	-	-	-
Commercial real estate	7	3,049	2,724	2,995
Commercial construction	-	-	-	-
Commercial	6	428	428	368
Consumer	-	-	-	-
Home equity	-	-	-	-
Total	14	$3,719	$3,407	$3,615

TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs can take the form of a reduction in the stated interest rate, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date, or the reduction of either the interest or principal. Once a loan has been identified as a TDR, it will continue to be reported as a TDR until the loan is paid in full.

The Company had 14 TDR’s totaling $3.4 million and nine TDR’s totaling $2.5 million at December 31, 2011 and December 31, 2010, respectively. During 2011 there were five TDRs granted totaling $881,000 granted to borrowers who were experiencing financial difficulty. Loans restructured due to credit difficulties that are now performing were $2.8 million and $1.7 million at December 31, 2011 and December 31, 2010, respectively.

The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. At December 31, 2011, the specific reserves related to TDRs were $102,000. At December 31, 2010, there were no specific reserves allocated to TDRs. The modifications granted did not result in a reduction of the recorded investment, with the exception of one TDR granted in 2010. TDRs granted in 2011 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. For the year ended December 31, 2011, the interest income recorded from the restructured loans amounted to approximately $185,000.

In the normal course of business, the Company may modify a loan for a credit worthy borrower where the modified loan is not considered a TDR. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $80.7 million and $75.8 at December 31, 2011 and 2010, respectively. The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from changes in mortgage interest rates. Net gains realized on the sale of loans was to $180,000, $169,000, and $352,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2011, 2010, and 2009, was $344,000, $306,000 and $297,000, respectively. The fair values of these rights were $360,000, $455,000 and $485,000, respectively. At December 31, 2011 and 2010, the valuation allowance was $52,000 and $70,000, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2011, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.17%), weighted average servicing fee (0.2511%), and net cost to service loans ($41.27 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Fair value at the beginning of year	$306	$297	$75
Capitalized mortgage servicing rights	180	169	352
Change in valuation allowance	18	(37)	(6)
Amortization	(160)	(123)	(124)

Fair value at the end of year	$344	$306	$297

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
	2011	2010
	(In Thousands)
Land	$1,529	$1,529
Buildings	9,663	9,657
Leasehold improvements	1,432	1,432
Furniture and equipment	5,383	5,248
Computer software and equipment	1,739	1,530
	19,746	19,396
Accumulated depreciation and amortization	(9,893)	(9,056)

Premises and equipment, net	$9,853	$10,340

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2011, 2010, and 2009 amounted to $837,000, $894,000 and $1,037,000, respectively.

7.	DEPOSITS

A summary of deposit balances by type is as follows:

	December 31,
	2011	2010
	(In Thousands)
Demand	$68,799	$48,302
NOW	26,747	14,572
Regular savings and other savings	47,122	44,215
Money market	97,606	66,218
Total non-certificate accounts	240,274	173,307

Certificate accounts less than $100,000	103,776	108,280
Certificate accounts of $100,000 or more	109,327	110,350
Total certificate accounts	213,103	218,630

Total deposits	$453,377	$391,937

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of certificate accounts by maturity is as follows:

	December 31, 2011		December 31, 2010
	(In Thousands)
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

2011	$-	-	$117,627	2.10%
2012	108,162	1.21%	23,750	2.48%
2013	34,016	2.85%	25,900	3.31%
2014	33,342	2.71%	30,057	2.92%
2015	21,184	2.82%	21,296	2.85%
2016	16,399	1.98%	-	-

	$213,103	1.93%	$218,630	2.47%

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities and are summarized as follows:

	Years Ended December 31,
	2011	2010
	(In Thousands)
Balance at end of year	$12,340	$17,972
Average amount outstanding during the year	17,554	18,703
Interest expense incurred during the year	36	68
Maximum amount outstanding at any month-end	24,560	29,639
Weighted average interest rate during the year	0.21%	0.36%
Weighted average interest rate on end of year balances	0.18%	0.25%

At December 31, 2011 and 2010, securities with a carrying value of $25.5 million and $25.9 million, respectively, were pledged to secure repurchase agreements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB consist of the following:

		December 31, 2011		December 31, 2010
			Weighted		Weighted
			Average		Average
		Amount	Rate	Amount	Rate
		(In Thousands)
Fixed-rate FHLB advances maturing:
2012	(a)	$16,811	2.63%	$22,996	2.56%
2013	(a)	1,927	2.23%	2,604	3.55%
2014	(a)	18,317	2.31%	19,607	2.35%
2015	(a)	10,096	2.12%	13,012	2.12%
2016	(a)	3,663	2.55%	4,340	2.55%
2017	(a)	3,451	2.57%	4,056	2.57%
2018		5,000	3.69%	5,000	3.69%

Total FHLB advances		$59,265	2.51%	$71,615	2.54%

(a) Includes amortizing advances requiring monthly principal and interest payments.

FHLB advances are secured primarily by a blanket lien on qualified one- to four-family first mortgages, certain pledged commercial real estate loans and the Company’s holding of FHLB stock.  At December 31, 2011 and 2010, the Company was in compliance with the FHLB collateral requirements. At December 31, 2011, the Company pledged $125.9 million of collateral to the FHLB.

At December 31, 2011, the Company had the ability to borrow an additional $8.4 million based on the collateral pledged to the FHLB.  In addition, the Company is able to pledge additional collateral to increase the advance availability with the FHLB.

The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to manage interest rate risk. At December 31, 2011, all of the Company’s outstanding FHLB advances were at fixed interest rates ranging from 0.70% to 3.69%. The weighted average rate for all FHLB advances at December 31, 2011 and 2010, was 2.51%, and 2.54%, respectively.

On August 11, 2011, the Company restructured $6.7 million of FHLB advances. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty of $266,000, which was blended with the effective rate and will be amortized over the life of the restructured advances. The new effective interest rate was determined based on the carrying amount of the original advance, adjusted for the present value of the new advance and the prepayment penalty. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise. Prior to this restructuring, these advances had a weighted average cost of 3.56% and a weighted average maturity term of 32.8 months. After this restructuring, the weighted average cost was reduced by 1.16% to 2.40% and the weighted average maturity term was reduced to 26.7 months.

At December 31, 2011, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million and an unsecured line of credit of $3.0 million with Banker’s Bank, N.E. The unsecured line of credit with Banker’s Bank, N.E. allows the Company to borrow up to $3.0 million. In addition, the Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $48.3 million at December 31, 2011. At December 31, 2011, there were no amounts outstanding under the three lines of credit.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Current tax expense (benefit)
Federal	$233	$92	$(163)
State	97	15	9
	330	107	(154)
Deferred tax (benefit) expense
Federal	1,350	(309)	(761)
State	(77)	(85)	(123)
	1,273	(394)	(884)

Change in valuation reserve	(1,681)	57	411
	(408)	(337)	(473)

Income tax benefit	$(78)	$(230)	$(627)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2011	2010	2009

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.3%	3.7%	3.4%
Dividends received deduction	-0.5%	-1.8%	1.6%
Change in valuation allowance	-164.5%	24.2%	-18.5%
Tax-exempt interest	-44.8%	-142.1%	4.0%
Bank owned life insurance	-13.1%	-60.9%	7.1%
Stock-based compensation	9.0%	60.8%	-5.4%
Expiration of contribution carryover	170.8%	-	-
Other, net	-1.9%	-15.8%	2.0%

Effective tax rates	-9.7%	-97.9%	28.2%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2011	2010
	(In Thousands)
Gross deferred tax assets
Charitable contribution carryfoward	$20	$1,769
Capital loss carryforward	67	71
Allowance for loan losses	1,957	1,898
Unrealized loss on securities available for sale	2	-
Employee benefit and stock-based compensation plans	906	778
Alternative minimum tax credit	511	277
Other	82	2
Gross deferred tax assets	3,545	4,795

Gross deferred tax liabilities
Deferred loan costs	(368)	(283)
Mortgage servicing rights	(137)	(122)
Depreciation	(60)	(139)
Unrealized gain on securities available for sale	-	(14)
Other	-	-
Gross deferred tax liabilities	(565)	(558)

Net deferred tax asset	2,980	4,237

Valuation allowance	(87)	(1,768)

Net deferred tax asset	$2,893	$2,469

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Balance at beginning of year	$1,768	$1,711	$1,300
Change generated by current
year's operations	(1,681)	57	411
Balance at end of year	$87	$1,768	$1,711

In connection with its initial public offering, the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1.9 million.  As of December 31, 2010 and 2009 a valuation reserve of $1.8 million and $1.7 million, respectively, had been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation as well as a capital loss carryforward.  As of December 31, 2011, the contribution carryforward from 2006 expired and the associated deferred tax asset and related valuation reserve were reversed.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, a valuation reserve of $87,000 has been established against the deferred tax asset related to the uncertain utilization of the capital loss carryforward.

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

The Company’s income tax returns for the years ended December 31, 2008, 2009, and 2010 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2011, 2010 and 2009.

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

Credit-related financial instruments

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2011	2010
	(In Thousands)
Commitments to grant loans	$16,957	$18,945
Unfunded commitments for construction loans	18,665	7,140
Unfunded commitments under lines of credit	72,466	75,924
Standby letters of credit	1,139	2,301

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized, usually do not contain a specified maturity date, and may not be drawn upon to the total extent to which the Company is committed.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.1 million, and $2.3 million at December 31, 2011 and 2010, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2011 and 2010 was not material.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2011, future minimum operating lease commitments pertaining to banking premises are as follows:

(In Thousands)
2012	$417
2013	444
2014	437
2015	437
2016	437
Thereafter	3,838

$6,010

The leases contain options to extend for periods from one to five years. Total rent expense, including common area charges for the years ended December 31, 2011, 2010, and 2009 approximated $486,000, $486,000, and $490,000, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Chicopee Bancorp, Inc. has three-year employment agreements with its President and Chief Executive Officer and Executive Vice President of Lending and three-year change of control agreements with certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Company employment agreements renew on a daily and annual basis, respectively.  Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement.  However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2011 will have no material effect on the Company's consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented below.

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2011:

Total Capital to Risk Weighted Assets
Company	$94,009	19.6%	$38,362	8.0%	N/A	N/A
Bank	$81,606	17.0%	$38,291	8.0%	$47,864	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$89,433	18.7%	$19,181	4.0%	N/A	N/A
Bank	$77,030	16.1%	$19,146	4.0%	$28,718	6.0%

Tier 1 Capital to Average Assets
Company	$89,433	14.8%	$24,148	4.0%	N/A	N/A
Bank	$77,030	12.8%	$24,096	4.0%	$30,120	5.0%

As of December 31, 2010:

Total Capital to Risk Weighted Assets
Company	$95,199	20.7%	$36,861	8.0%	N/A	N/A
Bank	$78,687	17.1%	$36,786	8.0%	$45,982	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$90,749	19.7%	$18,430	4.0%	N/A	N/A
Bank	$74,237	16.1%	$18,393	4.0%	$27,589	6.0%

Tier 1 Capital to Average Assets
Company	$90,749	16.1%	$22,590	4.0%	N/A	N/A
Bank	$74,237	13.2%	$22,532	4.0%	$28,164	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s stockholders’ equity as disclosed in the consolidated balance sheets under GAAP to regulatory capital as disclosed in the table above.

	December 31,
	2011	2010
	(In Thousands)

Total equity determined under GAAP	$90,782	$91,882
Net unrealized loss (gain) on securities available-for-sale,
net of tax	8	(28)
Disallowed mortgage servicing rights	(35)	(31)
Disallowed deferred tax assets	(1,322)	(1,074)
Tier 1 Capital	89,433	90,749
Allowable allowance for loan losses	4,576	4,431
Unrealized gain on available-for-sale equity securities, net of tax	-	19

Total regulatory capital	$94,009	$95,199

14.	COMMON STOCK REPURCHASE PROGRAM

On November 19, 2010, the Company announced that the Board of Directors approved the Fifth Stock Repurchase Program to repurchase up to 303,004 shares, or approximately 5% of the Company’s outstanding shares of common stock, upon the completion of its Fourth Stock Repurchase Program approved on February 26, 2010. On November 3, 2011, the Company announced that it completed its Fifth Stock Repurchase Program and acquired 303,004 shares of the Company’s outstanding shares of common stock at an average price per share of $13.84.

On September 30, 2011, the Company announced that the Board of Directors approved the Sixth Stock Repurchase Program to repurchase up to 287,000 shares, or approximately 5% of the Company’s outstanding shares of common stock, upon the completion of its Fifth Stock Repurchase Program approved on November 19, 2010. As of December 31, 2011, under the Sixth Repurchase Program approved on September 30, 2011, the Company has purchased 3,600 shares at an average price per share of $14.00.

As of December 31, 2011, the Company repurchased a total of 1.7 million shares of common stock at a total cost of $21.9 million, or an average price per share of $13.02.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Stock Repurchase plans as of the dates indicated:

Repurchase Plan	Approval Date	Completion Date	No. of Shares Approved	No. of Shares Purchased	Average Price per Share	Total Cost of the Plan
Initial Plan	August 16, 2007	March 3, 2008	371,968	371,968	$13.21	$4.9 million
Second Plan	March 4, 2008	August 8, 2008	353,370	353,370	$13.26	$4.7 million
Third Plan	August 8, 2008	November 25, 2009	335,000	335,000	$12.98	$4.3 million
Fourth Plan	February 26, 2010	November 23, 2010	318,952	318,952	$11.75	$3.7 million
Fifth Plan	November 19, 2010	November 3, 2011	303,004	303,004	$13.84	$4.2 million
Sixth Plan	September 30, 2011	--	287,000	3,600	$14.00	$ 50,400

15.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) defined contribution plan (the “401(k) Plan”) for eligible employees. Each employee reaching the age of 21 and one year of service automatically becomes a participant in the 401(k) Plan. Employees may defer from 1%-75% of compensation subject to current federal tax laws. For participating employees, the Company makes matching contributions equal to 50% of a participant’s contribution up to 2% of compensation. The Company also provides a guaranteed non-elective 3% Safe Harbor contribution to all eligible employees. The Company’s total expense under the 401(k) Plan for the years ended December 31, 2011, 2010, and 2009, amounted to $288,000, $212,000, and $235,000, respectively.

The Company provides supplemental life insurance benefits to key officers.  Amounts charged to expense for these benefits were $309,000, $360,000 and $354,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

16.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an ESOP for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period.  As part of the Bank’s conversion from mutual to stock ownership, the Company invested in a subsidiary, Chicopee Funding Corporation.  During 2007, Chicopee Funding Corporation used the proceeds from the investment to fund a loan to the Chicopee Savings Bank Employee Stock Ownership Plan Trust (the “Trust”), which used the proceeds from the loan to purchase 8%, or 595,149 shares, of the Company’s outstanding stock as part of the conversion from mutual to stock.  The loan bears interest equal to 8.25% and provides for annual payments of principal and interest.  Under the ESOP’s change in control provision, the Trust would be instructed to use proceeds from the sale of stock to pay off the outstanding ESOP loan balance and to distribute the remaining plan assets to current participants.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, the remaining principal balance is payable as follows:

Years Ending
December 31,
(In Thousands)
2012	$195
2013	211
2014	229
2015	247
2016	268
Thereafter	3,658

$4,808

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by First Bankers Trust Company, which are held in a suspense account for allocation among the participants as the loan is paid. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Total compensation expense applicable to the ESOP amounted to $415,000, $356,000, and $371,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Shares held by the ESOP include the following:

	December 31,
	2011	2010	2009
Allocated	163,216	144,241	114,788
Unallocated	416,607	446,364	476,121
	579,823	590,605	590,909

The fair value of unallocated shares at December 31, 2011 was $5.9 million.

17.	EQUITY INCENTIVE PLAN

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2011:

Year Ended
December 31,
2011
Expected dividend yield	0.86%
Expected term	6.5 years
Expected volatility	25.37%
Risk-free interest rate	2.92%

The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2011, and changes during the year then ended is as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value (000's)

Outstanding at December 31, 2009	688,167	$14.22	7.64
Outstanding at December 31, 2010	591,334	$14.21	6.65	$43
Granted	16,000	14.10	9.10
Exercised	(2,300)	11.20	7.39
Forfeited or expired	(48,836)	14.04	6.43
Outstanding at December 31, 2011	556,198	$14.23	5.74	$25
Exercisable at December 31, 2011	426,157	$14.26	5.61	$10
Exercisable at December 31, 2010	347,198	$14.25	6.60	$12
Exercisable at December 31, 2009	267,665	$14.28	7.58	$1

The Company granted 16,000 stock options during the year ended December 31, 2011 with a fair value of $4.07. The weighted-average grant-date fair value of options granted during 2009 was $3.07. There were no options granted during 2010. The weighted average grant-date fair value of the options outstanding and exercisable at December 31, 2011 was $3.90 and $3.91, respectively. For the year ended December 31, 2011 and 2010, share based compensation expense applicable to options granted under the Plan was $415,000 and $432,000 and the related tax benefit was $89,000 and $87,000, respectively. During the year ended December 31, 2011, 2,000 stock options with an exercise price of $11.02 per share, and 300 stock options with an exercise price of $12.41 were exercised. As of December 31, 2011, unrecognized stock-based compensation expense related to non-vested options amounted to $315,000. This amount is expected to be recognized over a period of 1.37 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of December 31, 2011 is $14.28. The Company recorded compensation cost related to stock awards of approximately $885,000 and $301,000 of related tax benefit in the year ended December 31, 2011. The Company recorded compensation cost related to stock awards of approximately $833,000 and $283,000 of related tax benefit in the years ended December 31, 2010, and 2009, respectively. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. Stock awards with a fair value of $910,000, $651,000 and $777,000 have vested during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $546,000 is expected to be recognized over a period of 0.76 years.

A summary of the status of the Company’s stock awards as of December 31, 2011, and changes during the year then ended is as follows:

		Weighted Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Outstanding at December 31, 2010	117,386	14.29
Granted	2,000	14.08
Vested	64,040	14.29
Forfeited or expired	-	-
Outstanding at December 31, 2011	55,346	$14.28

18.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates .

An analysis of the activity of these loans is as follows:

	Years Ended
	December 31,
	2011	2010
	(In Thousands)
Balance at beginning of year	$1,584	$1,071
Additions	119	631
Repayments	(226)	(118)
Change in related party status	(30)	-

Balance at end of year	$1,447	$1,584

Deposits from related parties held by the Bank at December 31, 2011 and 2010 amounted to $3.4 million and $4.6 million, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.          RESTRICTIONS ON DIVIDENDS

Chicopee Bancorp, Inc. is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  In addition, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Chicopee Bancorp to pay dividends or otherwise engage in capital distributions.

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

Capital at December 31, 2011 was sufficient to meet the requirements of regulatory authorities. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.0%, tier-one risk-based capital of 6.0%, and total risk-based capital of 10.0%. At December 31, 2011, the Company had leverage capital of 14.8%, tier-one risk-based capital of 18.7% and total risk-based capital of 19.6%, versus 16.1%, 19.7% and 20.7%, respectively, at December 31, 2010. The Company’s actual levels of capitalization were above the standards to be rated “well-capitalized” by regulatory authorities.

There were no dividends from the Bank to the Company in 2011. A total of $8.0 million in dividends was declared in 2010 from the Bank to the Company.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the years ended December 31, 2011 and 2010.

Level 3- Valuations for assets and liabilities with inputs that are unobservable, which are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. There were no Level 3 valuations as of December 31, 2011 and 2010.

Assets measured at fair value at December 31, 2011 and 2010 on a recurring basis are summarized below:

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$613	$613	$-	$-
Total equity securities	$613	$613	$-	$-

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$362	$362	$-	$-
Total equity securities	$362	$362	$-	$-

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2011 and 2010:

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$2,296	$-	$2,296	$-
OREO	913	-	913	-
Loans held for sale	1,635	-	1,635	-
Mortgage servicing rights	360	-	360	-

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$4,874	$-	$4,874	$-
OREO	286	-	286	-
Loans held for sale	1,888	-	1,888	-
Mortgage servicing rights	455	-	455	-

A valuation reserve was included in the allowance for loan losses for the above impaired loans of $615,000 and $818,000 as of December 31, 2011 and 2010, respectively. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans, for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation. The market value approach is used to value OREO.

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

OREO: is recorded at fair value less costs to sell. The Company acquires property through foreclosure or acceptance of a deed-in-lieu-of-foreclosure as OREO. The valuation of this property is accounted for individually based on the net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the decline is recorded by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate fair value for the property. As such, the Company records other real estate owned as nonrecurring Level 2.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial assets and liabilities:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Securities: Fair values for securities are based on quoted market prices for identical or similar instruments.

FHLB Stock: The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Mortgage servicing rights: MSR are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage lender. The fair value of servicing rights is estimated using a present value cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates increase, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.

Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

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

Advances from FHLB: The fair values of these borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest and dividends: The carrying amounts of accrued interest and dividends approximate fair value.

Off-balance-sheet instruments: The Company’s off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(In Thousands)
Cash and cash equivalents	$61,122	$61,122	$35,873	$35,873
Securities available-for-sale	613	613	362	362
Securities held-to-maturity	73,852	80,607	69,713	73,538
FHLB Stock	4,489	4,489	4,489	4,489
Loans, net	443,471	445,126	430,307	426,024
Loans held for sale	1,635	1,635	1,888	1,888
Accrued interest receivable	1,527	1,527	1,897	1,897
Mortgage servicing rights	344	360	306	455

Financial liabilities:
Deposits	453,377	454,776	391,937	390,951
Securities sold under agreements to repurchase	12,340	12,340	17,972	17,972
Advances from FHLB	59,265	61,540	71,615	73,241
Accrued interest payable	132	132	162	162

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2011 and 2010:

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)
Interest and dividend income	$6,188	$6,281	$6,232	$6,149	$6,184	$6,283	$6,209	$6,181
Interest expense	1,822	1,792	1,714	1,574	2,032	2,007	2,026	1,951
Net interest and dividend income	4,366	4,489	4,518	4,575	4,152	4,276	4,183	4,230
Provision for loan losses	233	119	223	267	273	112	376	462
Net gain on sales of securities
available-for-sale	12	-	-	-	-	-	-	158
Other than temporary impairment charge	-	-	-	-	13	-	-	-
Fees and other non-interest income	649	591	697	701	620	592	603	666
Non-interest expenses	4,746	4,673	4,661	4,654	4,536	4,620	4,326	4,527
Income tax expense (benefit)	5	(18)	(40)	(25)	-	9	(99)	(140)
Net income (loss)	$43	$306	$371	$380	$(50)	$127	$183	$205

Earnings (loss) per share:
Basic	$0.01	$0.06	$0.07	$0.07	$(0.01)	$0.02	$0.03	$0.04
Diluted	$0.01	$0.06	$0.07	$0.07	$(0.01)	$0.02	$0.03	$0.04

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2011	2010
	(In Thousands)
Assets
Cash and cash equivalents	$5,073	$9,647
Investment in common stock of Chicopee Savings Bank	78,389	75,371
Investment in common stock of Chicopee Funding Corporation	6,272	5,856
Other assets	1,098	1,020
Total assets	$90,832	$91,894

Liabilities and Stockholders' Equity
Total liabilities	$50	$12
Stockholders' equity	90,782	91,882
Total liabilities and stockholders' equity	$90,832	$91,894

	Years Ended December 31,
STATEMENTS OF OPERATIONS	2011	2010	2009
	(In Thousands)

Interest income	$33	$2,539	$64
Dividend Income	-	8,000	-
Operating expenses	637	644	713
(Loss) income before income taxes and equity in undistributed
net income of subsidiaries	(604)	9,895	(649)
Applicable income tax expense (benefit)	28	81	(233)
(Loss) income before equity in undistributed net income of subsidiaries	(632)	9,814	(416)
Equity in undistributed net income (loss) of Chicopee Savings Bank	1,317	(7,790)	(1,627)
Equity in undistributed net income (loss) of Chicopee Funding Corporation	415	(1,559)	447
Net income (loss)	$1,100	$465	$(1,596)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2011	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$1,100	$465	$(1,596)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed net (income) loss of Chicopee Savings Bank	(1,317)	(210)	1,627
Equity in undistributed net (income) loss of Chicopee Funding Corporation	(415)	1,559	(447)
Dividends from Chicopee Savings Bank	-	8,000
Deferred income tax expense	-	-	300
Decrease (increase) in other assets	38	463	(412)
(Decrease) increase in other liabilities	(79)	-	(145)
Change in unearned compensation	1,727	1,626	1,733
Net cash provided by operating activities	1,054	11,903	1,060

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(1,727)	(1,626)	(1,733)
Purchases of securities held-to-maturity	-	-	(230)
Maturities of securities held-to-maturity	-	-	345
Net cash used in investing activities	(1,727)	(1,626)	(1,618)

Cash flows from financing activities
Stock purchased for treasury	(3,895)	(4,344)	(1,468)
Exercise of stock options	(6)	-	-
Net cash used in financing activities	(3,901)	(4,344)	(1,468)

Net increase (decrease) in cash and cash equivalents	(4,574)	5,933	(2,026)

Cash and cash equivalents at beginning of year	9,647	3,714	5,740

Cash and cash equivalents at end of year	$5,073	$9,647	$3,714

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.          SUBSEQUENT EVENTS

Subsequent Events represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to stockholders and others for general use and reliance in a form and format that complies with GAAP. Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.

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

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued.  From January 3, 2012 to February 22, 2012, under the sixth Repurchase Plan approved by the Board of Directors' on September 30, 2011, the Company purchased 126,389 shares of the Company's stock at an average price per share of $14.39.  On January 25, 2012 under the 2007 Equity Incentive Plan, the Company granted 61,000 stock options with a fair value of $3.32 to its employees.