Form 10-Q
period 2012-03-31
CHICOPEE BANCORP, INC.
filed 2012-05-09
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes [   ]    No [X]

As of May 7, 2012, there were 5,588,224 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)

Cash and due from banks	$14,309	$10,665
Federal funds sold	41,265	50,457
Total cash and cash equivalents	55,574	61,122

Securities available-for-sale, at fair value	626	613
Securities held-to-maturity, at cost (fair value $68,309 and $80,607 at
March 31, 2012 and December 31, 2011, respectively)	62,353	73,852
Federal Home Loan Bank stock, at cost	4,277	4,489
Loans, net of allowance for loan losses ($4,448 at
March 31, 2012 and $4,576 at December 31, 2011)	449,550	443,471
Loans held for sale	1,604	1,635
Other real estate owned	901	913
Mortgage servicing rights	385	344
Bank owned life insurance	13,523	13,427
Premises and equipment, net	9,818	9,853
Accrued interest and dividends receivable	1,562	1,527
Deferred income tax asset	2,888	2,893
FDIC prepaid insurance	730	824
Other assets	1,270	1,343
Total assets	$605,061	$616,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest-bearing	$63,378	$68,799
Interest-bearing	385,239	384,578
Total deposits	448,617	453,377

Securities sold under agreements to repurchase	9,883	12,340
Advances from Federal Home Loan Bank	56,373	59,265
Accrued expenses and other liabilities	445	542
Total liabilities	515,318	525,524

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at March 31, 2012 and December 31, 2011)	72,479	72,479
Treasury stock, at cost (1,831,654 shares at March 31, 2012
and 1,703,065 shares at December 31, 2011)	(24,039)	(22,190)
Additional paid-in-capital	2,939	2,800
Unearned compensation (restricted stock awards)	(354)	(546)
Unearned compensation (Employee Stock Ownership Plan)	(4,092)	(4,166)
Retained earnings	42,805	42,408
Accumulated other comprehensive income (loss)	5	(3)
Total stockholders' equity	89,743	90,782
Total liabilities and stockholders' equity	$605,061	$616,306

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Interest and dividend income:
Loans, including fees	$5,685	$5,809
Interest and dividends on securities	414	367
Other interest-earning assets	19	12
Total interest and dividend income	6,118	6,188

Interest expense:
Deposits	1,146	1,374
Securities sold under agreements to repurchase	5	10
Other borrowed funds	365	438
Total interest expense	1,516	1,822

Net interest income	4,602	4,366
Provision for loan losses	7	233

Net interest income after provision for loan losses	4,595	4,133

Non-interest income:
Service charges, fees and commissions	540	466
Loan sales and servicing, net	153	148
Net gain on sales of securities available-for-sale	-	12
Net loss on other real estate owned	(108)	(63)
Income from bank owned life insurance	96	98
Total non-interest income	681	661

Non-interest expenses:
Salaries and employee benefits	2,771	2,839
Occupancy expenses	395	447
Furniture and equipment	279	250
FDIC insurance assessment	94	102
Data processing	314	293
Professional fees	165	142
Advertising	149	126
Stationery, supplies and postage	108	83
Other non-interest expense	555	464
Total non-interest expenses	4,830	4,746

Income before income taxes	446	48
Income tax expense	49	5
Net income	$397	$43

Earnings per share: (1)
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Adjusted weighted average shares outstanding:
Basic	5,070,119	5,421,684
Diluted	5,119,446	5,454,160

(1) Common stock equivalents were excluded from the computation of diluted net income per share for the three months ended March 31, 2012 and 2011, since the inclusion of such equivalents would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$397	$43

Other comprehensive income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	12	6
Less: reclassification adjustments for gains included in
net income	-	(12)
Tax effect	(4)	2
Other comprehensive income (loss)	8	(4)
Comprehensive income	$405	$39

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2012 and 2011
(Dollars In Thousands)
(Unaudited)

				Unearned	Unearned		Accumulated
			Additional	Compensation	Compensation		Other
	Common	Treasury	Paid-in	(restricted stock	(Employee Stock	Retained	Comprehensive
	Stock	Stock	Capital	awards)	Ownership Plan)	Earnings	Income (Loss)	Total

Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	-	-	-	-	-	397	-	397
Change in net unrealized loss on securities
available-for-sale (net of deferred income taxes of $4)	-	-	-	-	-	-	8	8
Total comprehensive income								405

Treasury stock purchased (128,589 shares)	-	(1,849)	-	-	-	-	-	(1,849)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $22)	-	-	108	-	-	-	-	108
Restricted stock award expense	-	-	-	192	-	-	-	192
Common stock held by ESOP committed to
be released	-	-	31	-	74	-	-	105
Balance at March 31, 2012	$72,479	$(24,039)	$2,939	$(354)	$(4,092)	$42,805	$5	$89,743

Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	43	-	43
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $2)	-	-	-	-	-	-	(4)	(4)
Total comprehensive income								39

Treasury stock purchased (32,100 shares)	-	(419)	-	-	-	-	-	(419)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $21)	-	-	91	-	-	-	-	91
Restricted stock award expense	-	-	-	307	-	-	-	307
Common stock held by ESOP committed to
be released	-	-	27	-	74	-	-	101
Balance at March 31, 2011	$72,479	$(18,714)	$2,373	$(1,124)	$(4,389)	$41,351	$25	$92,001

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:	(In Thousands)
Net income	$397	$43
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	235	241
Provision for loan losses	7	233
Increase in cash surrender value of life insurance	(96)	(98)
Net realized gain on sales of securities available-for-sale	-	(12)
Realized gains on sales of mortgage loans	(54)	(48)
Decrease (increase) in other assets	46	(874)
(Increase) decrease in accrued interest and dividends receivable	(36)	154
Decrease in FDIC prepaid insurance	94	103
Net change in loans originated for resale	31	1,777
Net loss on sales of other real estate owned	108	63
Decrease in other liabilities	(97)	(75)
Change in unearned compensation	405	499
Net cash provided by operating activities	1,040	2,006

Cash flows from investing activities:
Additions to premises and equipment	(163)	(80)
Loan originations and principal collections, net	(6,182)	(12,937)
Proceeds from sales of other real estate owned	-	162
Proceeds from sales of securities available-for-sale	-	17
Purchases of securities held-to-maturity	(3,004)	(14,725)
Maturities of securities held-to-maturity	14,009	18,725
Proceeds from principal paydowns of securities held-to-maturity	496	699
Proceeds from sale of FHLB stock	213	-
Net cash provided (used) by investing activities	5,369	(8,139)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,760)	12,160
Net decrease in securities sold under agreements to repurchase	(2,457)	(1,018)
Payments on long-term FHLB advances	(2,891)	(3,183)
Stock purchased for treasury	(1,849)	(419)
Net cash (used) provided by financing activities	(11,957)	7,540

Net (decrease) increase in cash and cash equivalents	(5,548)	1,407

Cash and cash equivalents at beginning of period	61,122	35,873

Cash and cash equivalents at end of period	$55,574	$37,280

Supplemental cash flow information:
Interest paid on deposits	$1,146	$1,374
Interest paid on borrowings	398	367
Income taxes paid	-	57
Transfers from loans to other real estate owned	97	377

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012 and 2011

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

The results for the three month interim period ended March 31, 2012 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended March
	2012	2011

Net income (in thousands)	$397	$43

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(1,897,395)	(1,453,446)
Less: average number of unallocated ESOP shares	(416,605)	(446,363)
Less: average number of dilutive restricted stock awards	(55,249)	(117,875)

Adjusted weighted average number of common
shares outstanding	5,070,119	5,421,684
Plus: dilutive outstanding restricted stock awards	49,327	32,476
Plus: dilutive outstanding stock options	-	-
Weighted average number of diluted shares outstanding	5,119,446	5,454,160

Earnings per share:
Basic- common stock	$0.08	$0.01
Basic- unvested share-based payment awards	$0.08	$0.01
Diluted- common stock	$0.08	$0.01
Diluted- unvested share-based payment awards	$0.08	$0.01

There were 619,198 and 562,698 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2011, and the three months ended March 31, 2012:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2012	2011
Expected dividend yield	0.86%	0.86%
Weighted average expected term	6.5 years	6.5 years
Weighted average expected volatility	23.27%	25.37%
Weighted average risk-free interest rate	1.40%	2.92%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of March 31, 2012, and changes during the three months then ended, is as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(000's)

Outstanding at December 31, 2011	556,198	$14.23	5.74	$25
Granted	63,000	14.20	9.83	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	619,198	$14.23	5.93	$167
Exercisable at March 31, 2012	429,357	$14.26	5.38	$102
Exercisable at March 31, 2011	320,417	$14.25	6.17	$41

The Company granted 63,000 stock options in the three months ended March 31, 2012 with a fair value of $3.32. The weighted-average grant-date fair value of options granted during 2011 was $4.07, respectively. The weighted average grant-date fair value of the options outstanding and exercisable at March 31, 2012 and December 31, 2011 was $3.84 and $3.91, respectively. For the three months ended March 31, 2012 and 2011, share based compensation expense applicable to options granted under the Plan was $108,000 and $91,000 and the related tax benefit was $22,000 and $21,000, respectively. As of March 31, 2012, unrecognized stock-based compensation expense related to non-vested options amounted to $408,000. This amount is expected to be recognized over a period of 3.12 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2012 is $14.28. The Company recorded compensation cost related to stock awards of approximately $192,000 and $307,000 in the three months ended March 31, 2012 and 2011, respectively. Stock awards with a fair value of $910,000, and $651,000 have vested during the years ended December 31, 2011 and 2010, respectively. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. There were no awards granted by the company during the three months ended March 31, 2012. As of March 31, 2012, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $266,000. This amount is expected to be recognized over a period of 0.62 years.

A summary of the status of the Company’s stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012, is as follows:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value

Outstanding at December 31, 2011	55,346	$14.28
Granted	-	-
Vested	400	14.08
Forfeited	-	-
Outstanding at March 31, 2012	54,946	$14.28

4.	Long-term Incentive Plan

On March 13, 2012, the Company adopted the Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (the “Plan”), effective as of January 1, 2012, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interest with those of the Company’s shareholders.

A total of 150,000 phantom stock units will be available for awards under the Plan. The only Awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1, 2012 to December 31, 2012. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company’s total expense under the Plan for the three months ended March 31, 2012 amounted to $13,000.

5.	Recent Accounting Pronouncements (Applicable to the Company)

In January 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”.   This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance is effective for first interim and annual reporting periods ending after December 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring”. The new guidance clarifies when a loan modification or restructuring is a TDR in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance was effective for interim and annual reporting periods beginning on or after June 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting.  However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy.  The guidance is effective during interim and annual reporting periods beginning after December 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  This ASU will, “require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.” This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the effective date of a requirement in ASU 2011-05 related to reclassifications of items out of accumulated other comprehensive income. The deferral in the effective date was made to allow the FASB time to redilberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

6.	Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income previously reported.

7.	Investment Securities

The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company's investment securities:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities	$618	$25	$(17)	$626
Total securities available-for-sale	$618	$25	$(17)	$626

Securities held-to-maturity
U.S. Treasury securities	$16,000	-	-	$16,000
Corporate and industrial
revenue bonds	31,367	5,861	-	37,228
Certificates of deposit	13,210	3	-	13,213
Collateralized mortgage obligations	1,776	92	-	1,868
Total securities held-to-maturity	$62,353	$5,956	$-	$68,309

Non-marketable securities
Federal Home Loan Bank stock	$4,277	-	-	$4,277
Banker's Bank stock	183	-	-	183
Total non-marketable securities	$4,460	$-	$-	$4,460

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities	$618	$28	$(33)	$613
Total securities available-for-sale	$618	$28	$(33)	$613

Securities held-to-maturity
U.S. Treasury securities	$26,998	$1	$(1)	$26,998
Corporate and industrial
revenue bonds	31,576	6,643	-	38,219
Certificates of deposit	13,206	7	-	13,213
Collateralized mortgage obligations	2,072	105	-	2,177
Total securities held-to-maturity	$73,852	$6,756	$(1)	$80,607

Non-marketable securities
Federal Home Loan Bank stock	$4,489	-	-	$4,489
Banker's Bank stock	183	-	-	183
Total non-marketable securities	$4,672	$-	$-	$4,672

At March 31, 2012 and December 31, 2011, securities with an amortized cost of $14.9 million and $25.5 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$29,209	$29,212
From 1 to 5 years	3,026	3,404
From 5 to 10 years	10,045	11,067
Over 10 years	20,073	24,626
	$62,353	$68,309

Unrealized Losses on Investment Securities
Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by the FASB and the internal policy of the Company and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

As of March 31, 2012 and December 31, 2011, management determined that there were no securities other-than-temporarily impaired.

The following table presents the fair value of investments with continuous unrealized losses as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$237	$(17)	$-	$-	$237	$(17)
Total temporarily impaired securities	$237	$(17)	$-	$-	$237	$(17)

	December 31, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$221	$(33)	$-	$-	$221	$(33)
U.S. Treasury securities	13,998	(1)	-	-	13,998	(1)
Total temporarily impaired securities	$14,219	$(34)	$-	$-	$14,219	$(34)

U.S. Treasury Securities
There were no unrealized losses within the U.S. Treasury securities portfolio as of March 31, 2012. At December 31, 2011, unrealized losses related to five U.S. Treasury securities of which all were for less than 12 months.

Collateralized Mortgage Obligations (“CMO”)
As of March 31, 2012, the Company has 12 CMO bonds, or 13 individual issues, with an aggregate book value of $1.8 million, which included four bonds, or six individual issues, with FICO scores less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Marketable Equity Securities
Unrealized losses within the marketable equity securities portfolio at March 31, 2012 and December 31, 2011, related to three securities issued by one company in the financial industry.  In reviewing these marketable securities for OTTI, it was determined there was no impairement. As of March 31, 2012, and December 31, 2011, none of the three securities had losses for more than 12 months.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of March 31, 2012 and December 31, 2011, the Company’s investment in FHLB stock totaled $4.3 million, and $4.5 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of March 31, 2012 and December 31, 2011, the Company received $6,000, and $13,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess captial stock from its members. On March 9, 2012, the FHLB repurchased $213,000 representing 42,765 shares from the Company.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2012. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of March 31, 2012 and December 31, 2011, the Company’s investment in Banker’s Bank totaled $183,000.

8.	Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	March 31, 2012		December 31, 2011
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential1	$122,409	27.0%	$123,294	27.6%
Home equity	29,983	6.6%	29,790	6.7%
Commercial	177,813	39.2%	174,761	39.0%
Total	330,205	72.8%	327,845	73.3%
Construction-residential	5,839	1.3%	5,597	1.3%
Construction-commercial	35,970	7.9%	31,706	7.0%
Total construction	41,809	9.2%	37,303	8.3%
Total real estate loans	372,014	82.0%	365,148	81.6%
Consumer loans	2,507	0.6%	2,566	0.6%
Commercial loans	78,562	17.4%	79,412	17.8%
Total loans	453,083	100.0%	447,126	100.0%
Deferred loan origination costs, net	915		921
Allowance for loan losses	(4,448)		(4,576)

Loans, net	$449,550		$443,471

 1 Excludes loans held for sale of $1.6 million at March 31, 2012 and December 31, 2011, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At March 31, 2012 and December 31, 2011, the Company was servicing loans for participating lenders totaling $10.2 million and $8.8 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $83.0 million and $80.7 million at March 31, 2012 and December 31, 2011, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan segments: commercial real estate, commercial construction and commercial. The risks evaluated in determining an adequate credit risk rating, include the financial strength of the borrower and the collateral securing the loan. All commercial loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention through loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of March 31, 2012:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,586	$23,906	$168,811	$267,303
Special mention	2,435	11,851	4,358	18,644
Substandard	1,541	213	4,644	6,398
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$78,562	$35,970	$177,813	$292,345

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
	(In Thousands)
Pass	$120,829	$5,508	$126,337
Substandard (nonaccrual)	1,580	331	1,911
Total residential loans	$122,409	$5,839	$128,248

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
	(In Thousands)
Performing	$2,473	$29,639	$32,112
Nonperforming (nonaccrual)	34	344	378
Total consumer loans	$2,507	$29,983	$32,490

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,699	$19,904	$165,168	$259,771
Special mention	2,855	11,586	5,622	20,063
Substandard	1,858	216	3,971	6,045
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$79,412	$31,706	$174,761	$285,879

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction	Total
	(In Thousands)
Pass	$121,072	$5,597	$126,669
Substandard (nonaccrual)	2,222	-	2,222
Total residential loans	$123,294	$5,597	$128,891

	Consumer Credit Risk Exposure
	Consumer	Home Equity	Total
	(In Thousands)
Performing	$2,487	$29,484	$31,971
Nonperforming (nonaccrual)	79	306	385
Total consumer loans	$2,566	$29,790	$32,356

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following portfolio segments: residential real estate, commercial real estate, commercial, consumer and home equity.

Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each portfolio segment. Management deems 36 months to be an appropriate time frame on which to base historical losses for each portfolio segment. This historical loss factor is adjusted for the following qualitative factors for each portfolio segment: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and changes in lending policies, experience, ability, depth of lending management and staff; and national and local economic conditions. Management follows a similar process to estimate its liability for off-balance-sheet commitments to extend credit.

The qualitative factors are determined based on the various risk characteristics of each portfolio segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial and residential construction loans are generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.

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

The Company does not disaggregate its portfolio segments into loan classes.

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential real estate, commercial real estate and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The Company recognizes the change in present value attributable to the passage of time as provision for loan losses. Large groups of smaller balance homogenous loans are collectively evaluated for impairment, and the allowance resulting therefrom is reported as the general component, as described above.

Loans considered for impairment include all loan segments of commercial and residential, as well as home equity loans. The segments are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDR’s are classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, except for home equity loans.

Unallocated Component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

There were no changes in the Company’s accounting policies or methodology pertaining to the allowance for loan losses during the current period.

The following table presents the allowance for loan losses and select loan information as of March 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision (reduction) for loan losses	(104)	14	26	46	6	15	4	7
Recoveries	-	-	-	-	-	6	-	6
Loans charged off	(69)	-	-	-	(48)	(24)	-	(141)
Balance as of March 31, 2012	$376	$103	$1,917	$572	$1,301	$44	$135	$4,448

Allowance for loan losses ending balance
Collectively evaluated for impairment	$337	$88	$1,856	$572	$1,026	$44	$122	$4,045
Individually evaluated for impairment	39	15	61	-	275	-	13	403
	$376	$103	$1,917	$572	$1,301	$44	$135	$4,448

Total loans ending balance
Collectively evaluated for impairment	$120,475	$5,508	$173,478	$35,757	$77,104	$2,507	$29,640	$444,469
Individually evaluated for impairment	1,934	331	4,335	213	1,458	-	343	8,614
	$122,409	$5,839	$177,813	$35,970	$78,562	$2,507	$29,983	$453,083

The following table presents the allowance for loan losses and select loan information as of March 31, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	4,431
Provision (reduction) for loan losses	(42)	(6)	238	14	10	31	(12)	233
Recoveries	-	-	-	-	-	6	-	6
Loans charged off	(34)	(13)	(164)	-	-	(17)	-	(228)
Balance as of March 31, 2011	$437	$129	$1,857	$416	$1,439	$48	$116	$4,442

Allowance for loan losses ending balance
Collectively evaluated for impairment	$356	$67	$1,772	$388	$1,025	$48	$116	$3,772
Individually evaluated for impairment	81	62	85	28	414	-	-	670
	$437	$129	$1,857	$416	$1,439	$48	$116	$4,442

Total loans ending balance
Collectively evaluated for impairment	$127,207	$5,107	$170,397	$24,126	$75,918	$2,860	$28,979	$434,594
Individually evaluated for impairment	2,793	219	3,181	1,725	3,510	-	113	11,541
	$130,000	$5,326	$173,578	$25,851	$79,428	$2,860	$29,092	$446,135

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended March 31, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,564	$1,564	$1,674	$-	$10
Residential construction	-	-	-	-	-
Commercial real estate	3,990	4,315	3,039	-	58
Commercial construction	213	213	343	-	3
Commercial	589	589	832	-	11
Consumer	-	-	-	-	-
Home equity	308	308	160	-	1
Total	$6,664	$6,989	$6,048	$-	$83

Impaired loans with a valuation allowance:
Residential real estate	$370	$370	$551	$39	$5
Residential construction	331	331	119	15	-
Commercial real estate	345	345	596	61	8
Commercial construction	-	-	176	-	-
Commercial	869	869	1,686	275	1
Consumer	-	-	-	-	-
Home equity	35	35	21	13	-
Total	$1,950	$1,950	$3,149	$403	$14

Total impaired loans:
Residential real estate	$1,934	$1,934	$2,225	$39	$15
Residential construction	331	331	119	15	-
Commercial real estate	4,335	4,660	3,635	61	66
Commercial construction	213	213	519	-	3
Commercial	1,458	1,458	2,518	275	12
Consumer	-	-	-	-	-
Home equity	343	343	181	13	1
Total	$8,614	$8,939	$9,197	$403	$97

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,127	$1,127	$1,816	$-	$32
Residential construction	-	-	19	-	-
Commercial real estate	3,424	3,749	2,710	-	191
Commercial construction	-	-	600	-	-
Commercial	580	580	791	-	21
Consumer	-	-	-	-	-
Home equity	271	271	139	-	15
Total	$5,402	$5,727	$6,075	$-	$259

Impaired loans with a valuation allowance:
Residential real estate	$1,095	$1,095	$688	$183	$39
Residential construction	-	-	97	-	-
Commercial real estate	482	482	792	80	25
Commercial construction	216	216	222	22	14
Commercial	1,083	1,083	2,085	317	52
Consumer	-	-	-	-	-
Home equity	35	35	14	13	2
Total	$2,911	$2,911	$3,898	$615	$132

Total impaired loans:
Residential real estate	$2,222	$2,222	$2,504	$183	$71
Residential construction	-	-	116	-	-
Commercial real estate	3,906	4,231	3,502	80	216
Commercial construction	216	216	822	22	14
Commercial	1,663	1,663	2,876	317	73
Consumer	-	-	-	-	-
Home equity	306	306	153	13	17
Total	$8,313	$8,638	$9,973	$615	$391

As of March 31, 2011, the total average recorded investment of impaired loans was $11.7 million. Interest income recognized on impaired loans was $140,000 for the three months ended March 31, 2012.

Delinquency and Nonaccrual

All loan segments past due greater than 30 days are considered delinquent. The Company calculates the number of days past due based on a 30 day month. Management continuously monitors delinquency and nonaccrual levels and trends.

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

The following table presents an aging analysis of past due loans as of March 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,302	$314	$657	$2,273	$120,136	$122,409	$1,580
Residential construction	-	-	331	331	5,508	5,839	331
Commercial real estate	981	183	481	1,645	176,168	177,813	481
Commercial construction	-	-	-	-	35,970	35,970	-
Commercial	229	609	737	1,575	76,987	78,562	972
Consumer	63	-	4	67	2,440	2,507	344
Home equity	147	40	306	493	29,490	29,983	34
Total	$2,722	$1,146	$2,516	$6,384	$446,699	$453,083	$3,742

The following table presents an aging analysis of past due loans as of December 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,693	$179	$1,379	$3,251	$120,043	$123,294	$2,222
Residential construction	-	331	-	331	5,266	5,597	-
Commercial real estate	738	565	672	1,975	172,786	174,761	798
Commercial construction	-	-	-	-	31,706	31,706	-
Commercial	79	298	849	1,226	78,186	79,412	1,306
Consumer	83	27	74	184	2,382	2,566	79
Home equity	189	-	306	495	29,295	29,790	306
Total	$2,782	$1,400	$3,280	$7,462	$439,664	$447,126	$4,711

Any loan with a payment more than 30 days past due will be considered delinquent.

Troubled Debt Restructurings

The following is a summary of accruing and non-accruing TDR loans modified as TDRs by segment during the three months ended March 31, 2012:

	Number of Modifications	Recorded Investment Pre- Modification	Recorded Investment Post- Modification	Current Balance
		(In Thousands)
Residential real estate	1	$118	$127	$127
Residential construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	1	67	67	67
Consumer	1	27	27	27
Home equity	1	38	38	38
Total	4	$250	$259	$259

TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that the Company would not otherwise consider. TDRs can take the form of a reduction in the stated interest rate, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date, or the reduction of either the interest or principal. Once a loan has been identified as a TDR, it will continue to be reported as a TDR until the loan is paid in full.

During the three months ending March 31, 2012 there were four TDRs totaling $259,000 entered into with borrowers who were experiencing financial difficulty. The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. At March 31, 2012, the specific reserves related to TDRs were $15,000. The modifications granted did not result in a reduction of the recorded investment. TDRs granted in 2012 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. At March 31, 2012, the Company had two troubled debt restructurings totaling $64,000 included in nonperforming loans. The two restructured loans continue to be reported on nonaccrual but have been performing as modified. For the three months ended March 31, 2012, the interest income recorded from the restructured loans amounted to approximately $4,000.

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

9.      Fair Value Measurements

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2012.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$626	$626	$-	$-
Total equity securities	$626	$626	$-	$-

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$613	$613	$-	$-
Total equity securities	$613	$613	$-	$-

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

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,547	$-	$1,547	$-
Other real estate owned	901	-	901	-
Loans held for sale	1,604	-	1,604	-
Mortgage servicing rights	450	-	450	-

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$2,296	$-	$2,296	$-
Other real estate owned	913	-	913	-
Loans held for sale	1,635	-	1,635	-
Mortgage servicing rights	360	-	360	-

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Mortgage servicing rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

Loans held for sale. Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Other real estate owned.  Real estate acquired through foreclosure is initially recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

Impaired loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. As such, the Company records impaired loans as nonrecurring Level 2.

A valuation reserve was included in the allowance for loan losses for the above impaired loans of $403,000 and $615,000 as of March 31, 2012 and December 31, 2011, respectively. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans, for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation. The market value approach is used to value OREO.

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

Cash and cash equivalents. The carrying amounts of cash equivalents and due from banks approximate their relative fair values.

Investment securities. The fair values of investment securities are estimated by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominately reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values.

Loans and loans held for sale. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions, and the effects of the estimated prepayments. Fair values for significant non-performing loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

Mortgage servicing rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

Accrued interest receivable. The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans for which it is probable that the interest is not collectable. Therefore, this financial instrument has been adjusted for estimated credit loss.

Deposits. The fair value of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company’s net assets could increase.

Borrowed funds. The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities.

Accrued interest payable. The fair value estimate approximates the carrying amount as this financial instrument has a short maturity.

Off-balance-sheet instruments. Off-balance-sheet instruments include loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on Management’s judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premise and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2012
	Fair Value Measurements Using
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
			Assets	Inputs	Inputs
	Carrying Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$55,574	$55,574	$55,574	$-	$-
Securities available-for-sale	626	626	626	-	-
Securities held-to-maturity	62,353	68,309	-	68,309	-
FHLB stock	4,277	4,277	-	4,277	-

Residential real estate	122,409	122,118	-	-	122,118
Residential construction	5,839	5,838	-	-	5,838
Commercial real estate	177,813	177,274	-	-	177,274
Commercial construction	35,970	36,273	-	-	36,273
Commercial	78,562	78,677	-	-	78,677
Consumer	2,507	2,537	-	-	2,537
Home equity	29,983	30,137	-	-	30,137
Total loans	453,083	452,854	-	-	452,854

Loans held for sale	1,604	1,604	-	1,604	-
Accrued interest receivable	1,562	1,562	-	1,562	-
Mortgage servicing rights	385	450	-	450	-

Financial liabilities:
Deposits	$448,617	$443,105	$-	$443,105	$-
Securities sold under agreements to repurchase	9,883	9,883	-	9,883	-
FHLB long term advances	56,373	58,466	-	58,466	-
Accrued interest payable	167	167	-	167	-

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:	(Dollars In Thousands)
Cash and cash equivalents	$6,122	$6,122
Securities available-for-sale	613	613
Securities held-to-maturity	73,852	80,607
FHLB stock	4,489	4,489
Total loans	443,471	448,781
Loans held for sale	1,635	1,635
Accrued interest receivable	1,527	1,527
Mortgage servicing rights	344	360

Financial liabilities:
Deposits	453,377	454,776
Securities sold under agreements to repurchase	12,340	12,340
FHLB long term advances	59,625	61,540
Accrued interest payable	132	132

10.  Common Stock

On September 30, 2011, the Company announced that the Board of Directors authorized a sixth Stock Repurchase Program for the purchase of up to 287,000, or 5%, shares of the Company's common stock outstanding upon the completion of the fifth Stock Repurchase Program. On November 3, 2011, the Company announced that it had completed its fifth Stock Repurchase Program for the purchase of 303,004 shares, at an average price per share of $13.84. During the first quarter of 2012, the Company repurchased 128,589 shares of Company stock, at an average price per share of $14.38. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. As of March 31, 2012, a total of 154,811 shares were authorized to be repurchased under the current stock repurchase program.

11.   Subsequent Events

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2011 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At March 31, 2012, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment of securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2011 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the probable losses inherent in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as: levels and historical trends in delinquencies, impaired loans, non-accruing loans, charge-offs and recoveries, and classified assets; trends in the volume and terms of the loans; effects of any change in underwriting policies, procedures, and practices; experience, ability, and depth of management staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; and effects of changes in credit concentrations. The use of different estimates or assumptions could produce different a provision for loan losses.

Other-Than-Temporary Impairment of Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than- temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $11.2 million, or 1.8%, from $616.3 million at December 31, 2011 to $605.1 million at March 31, 2012.  The decrease in total assets was primarily due to a decrease in investments of $11.5 million, or 15.4%, and a decrease in cash and cash equivalents of $5.5 million, or 9.1%, partially offset by the increase in net loans of $6.1 million, or 1.4%, from $443.5 million at December 31, 2011 to $450.0 million at March 31, 2012.

The Company’s net loan portfolio increased $6.1 million, or 1.4%, during the first quarter of 2012. The significant components of the increase in net loans was an increase of $4.3 million, or 13.4%, in commercial construction loans,  and an increase of $3.1 million, or 1.7%, in commercial real estate loans. These increases were partially offset by a decrease of $850,000, or 1.1%, in commercial and industrial loans and a decrease of $885,000, or 0.7%, in residential real estate loans. The $4.3 million, or 13.4%, increase in commercial construction loans was to existing commercial relationships for the expansion of their facilities. Upon completion, the loans will be transferred to the commercial real estate portfolio. The decrease in residential real estate loans was primarily due to prepayments and refinancing activity attributed to the historically low interest rates. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. In the first quarter of 2012, the Company sold $6.7 million in low coupon residential real estate loans and currently services $83.0 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $11.5 million, or 15.4%, to $63.0 million at March 31, 2012 from $74.5 million at December 31, 2011 The decrease in investments was primarily due to $11.0 million, or 40.7%, in U.S. Treasury securities maturities.

Total deposits decreased $4.8 million, or 1.1%, from $453.4 million at December 31, 2011 to $448.6 million at March 31, 2012. Core deposits increased $4.0 million, or 1.7%, from $240.3 million at December 31, 2011 to $244.3 million at March 31, 2012. Demand deposits decreased $5.4 million, or 7.9%, money market accounts decreased $4.9 million, or 5.1%, to $102.5 million, NOW accounts increased $3.0 million, or 11.1%, and savings accounts increased $1.6 million, or 3.3%. The $4.0 million, or 1.7%, increase in core deposits was partially offset by the $8.8 million, or 4.1%, decrease in certificates of deposit to $204.3 million, at March 31, 2012 compared to $213.1 million, at December 31, 2011. The decrease in certificates of deposit was mainly attributed to the strategic run-off of high cost deposits as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals.

Stockholders’ equity decreased $1.0 million, or 1.1%, from $90.8 million at December 31, 2011 to $89.7 million at March 31, 2012. The decrease in stockholders’ equity was primarily due to the repurchase of the Company’s stock at a cost of $1.8 million, partially offset by an increase in stock-based compensation of $266,000, or 5.6%, an increase in additional paid in capital of $139,000, or 5.0%, and net income of $397,000. Pursuant to the Company’s Stock Repurchase Programs previously announced, the Company repurchased 128,589 shares of Company stock at an average price of $14.38 per share.

Allowance for Loan Losses

	At or for the Three Months
	Ended March 31,
	2012	2011
	(Dollars In Thousands)

Allowance for loan losses at beginning of year, December 31	$4,576	$4,431

Charged-off loans:
Residential real estate	(69)	(34)
Construction	-	(13)
Commercial real estate	-	(164)
Commercial	(48)	-
Home equity	-	-
Consumer	(24)	(17)
Total charged-off loans	(141)	(228)

Recoveries on loans previously charged-off:
Residential real estate	-	-
Construction	-	-
Commercial real estate	-	-
Commercial	-	-
Home equity	-	-
Consumer	6	6
Total recoveries	6	6
Net loan charge-offs	(135)	(222)
Provision for loan losses	7	233
Allowance for loan losses, end of period	$4,448	$4,442

Ratios:
Net loan charge-offs to total average loans	0.03%	0.05%
Allowance for loan losses to total loans (1)	0.98%	1.00%
Allowance for loan losses to nonperforming
loans (2)	118.87%	83.62%
Recoveries to charge-offs	4.26%	2.63%

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

At March 31, 2012, the allowance for loan losses represented 0.98% of total loans and 118.9% of nonperforming loans. The allowance for loan losses decreased $128,000, or 2.8%, from $4.6 million at December 31, 2011 to $4.4 million at March 31, 2012, due to a provision for loan losses of $7,000 offset by net charge-offs of $135,000. The provision for loan losses was $7,000 for the three months ended March 31, 2012 compared to $233,000 for the three months ended March 31, 2011, a decrease of $226,000, or 97.0%. Non-performing loans decreased $1.6 million, or 29.6% from $5.3 million, or 1.19% of total loans at March 31, 2011, to $3.7 million, or 0.83% of total loans at March 31, 2012. Total non-performing assets decreased $1.1 million, or 19.3%, from $5.8 million, or 0.99% of total assets, at March 31, 2011 to $4.6 million, or 0.77% of total assets at March 31, 2012. The allowance for loan losses as a percentage of total loans decreased from 1.0% at March 31, 2011 to 0.98% at March 31, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 83.6% at March 31, 2011 to 118.9% at March 31, 2012.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and, real estate owned, at the dates indicated.

	March 31,	December 31,
	2012	2011
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$1,580	$2,222
Construction	331	-
Commercial real estate	481	798
Commercial	972	1,306
Home equity	344	306
Consumer	34	79
Total nonaccrual loans	3,742	4,711
Other real estate owned, net	901	913
Total nonperforming assets	$4,643	$5,624
Ratios:
Total nonperforming loans as a
percentage of total loans (1)	0.83%	1.05%
Total nonperforming assets as a
percentage of total assets (2)	0.77%	0.91%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At March 31, 2012, the Company had two troubled debt restructurings totaling $64,000 included in nonperforming loans. The two restructured loans continue to be reported on nonaccrual but have been performing as modified.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

As of March 31, 2012, nonperforming loans decreased $1.0 million, or 20.6%, to $3.7 million compared to $4.7 million as of December 31, 2011. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $642,000, or 28.9%, a decrease of $317,000, or 39.7%, in nonperforming commercial real estate loans, a decrease of $334,000, or 25.6%, in nonperforming commercial and industrial loans, and a decrease of $45,000, or 57.0%, in nonperforming consumer loans. These decreases were partially offset by an increase of $38,000, or 12.4%, in nonperforming home equity loans, and an increase of $331,000, in nonperforming construction loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan segments were not accruing interest as of March 31, 2012: 16 residential real estate loans with an outstanding balance of $1.6 million, one construction loan with an outstanding balance of $331,000, two commercial real estate loans with an outstanding balance of $481,000, nine commercial loans with an outstanding balance of $972,000, three consumer loans with an outstanding balance of $34,000 and five home equity loan with an outstanding balance of $344,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2012		December 31, 2011
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)

Demand deposits	$63,378	14.1%	$68,799	15.2%
NOW accounts	29,722	6.6%	26,747	5.9%
Savings accounts	48,673	10.8%	47,122	10.4%
Money market deposit accounts	102,548	22.9%	97,606	21.5%
Total transaction accounts	244,321	54.5%	240,274	53.0%
Certificates of deposit	204,296	45.5%	213,103	47.0%
Total deposits	$448,617	100.0%	$453,377	100.0%

Total deposits decreased $4.8 million, or 1.1%, to $448.6 million at March 31, 2012 from $453.4 million at December 31, 2011. Money market accounts increased $4.9 million, or 5.1%, to $102.5 million, regular savings accounts increased $1.6 million, or 3.3%, to $48.7 million, and NOW accounts increased $3.0 million, or 11.1%, to $29.7 million. These increases were offset by a decrease in demand accounts of $5.4 million, or 7.9%, to $63.4 million and a decrease in certificates of deposit of $8.8 million, or 4.1%, to $204.3 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated:

	March 31,	December 31,
	2012	2011
Maximum amount of advances outstanding at any month-end during the period:	( In Thousands)
FHLB Advances	$58,308	$70,564
Securities sold under agreements to repurchase	11,620	24,560
Average advances outstanding during the period:
FHLB Advances	$57,481	$64,777
Securities sold under agreements to repurchase	10,564	17,554
Weighted average interest rate during the period:
FHLB Advances	2.55%	2.57%
Securities sold under agreements to repurchase	0.19%	0.21%
Balance outstanding at end of period:
FHLB Advances	$56,373	$59,265
Securities sold under agreements to repurchase	9,883	12,340
Weighted average interest rate at end of period:
FHLB Advances	2.54%	2.51%
Securities sold under agreements to repurchase	0.18%	0.18%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $2.9 million, or 4.9%, from $59.3 million at December 31, 2011 to $56.4 million at March 31, 2012 due to payments on long-term advances of $2.3 million. Securities sold under agreements to repurchase decreased $2.5 million, or 19.9%, primarily due to fluctuations in the balances of these accounts.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General

The Company reported net income for the three months ended March 31, 2012 of $397,000, or $0.08 earnings per share, compared to net income of $43,000, or $0.01 earnings per share, for the same period in 2011. The increase in net income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was primarily due to an increase in net interest income of $236,000, or 5.4%, a decrease in the provision for loan losses of $226,000, or 97.0%, and an increase in non-interest income of $20,000, or 3.0%. These increases were partially offset by an increase in non-interest expense of $84,000, or 1.8%, and an increase in income tax expense of $44,000 from $5,000 at March 31, 2011 to $49,000 at March 31, 2012.

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

	For the Three Months Ended March 31,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$74,524	$666	3.59%	$71,537	$561	3.18%
Loans:
Residential real estate loans	149,946	1,832	4.91%	155,346	2,008	5.24%
Commercial real estate loans	189,733	2,657	5.63%	176,470	2,565	5.89%
Consumer loans	32,453	340	4.21%	32,561	375	4.67%
Commercial loans	77,559	856	4.44%	77,586	861	4.50%
Loans, net (2)	449,691	5,685	5.08%	441,963	5,809	5.33%
Other	40,534	19	0.19%	24,521	12	0.20%
Total interest-earning assets	564,749	6,370	4.54%	538,021	6,382	4.81%
Noninterest-earning assets	38,756			35,447
Total assets	$603,505			$573,468

Interest-bearing liabilities:
Deposits:
Money market accounts	$93,079	$77	0.33%	$67,272	$54	0.33%
Savings accounts (3)	47,871	13	0.11%	45,594	12	0.11%
NOW accounts	27,387	59	0.87%	14,975	7	0.19%
Certificates of deposit	210,395	997	1.91%	217,739	1,301	2.42%
Total interest-bearing deposits	378,732	1,146	1.22%	345,580	1,374	1.61%
FHLB advances	57,481	365	2.55%	69,522	438	2.56%
Securities sold under agreement to
repurchase	10,564	5	0.19%	17,977	10	0.23%
Total interest-bearing borrowings	68,045	370	2.19%	87,499	448	2.08%
Total interest-bearing liabilities	446,777	1,516	1.36%	433,079	1,822	1.71%
Demand deposits	65,727			47,806
Other noninterest-bearing liabilities	418			211
Total liabilities	512,922			481,096
Total stockholders' equity	90,583			92,372
Total liabilities and stockholders' equity	$603,505			$573,468

Net interest-earning assets	$117,972			$104,942
Tax equivalent net interest income/
interest rate spread (4)		4,854	3.18%		4,560	3.10%
Tax equivalent net interest margin
(net interest income as a percentage of
interest-earning assets)			3.46%			3.44%
Ratio of interest-earning assets
to interest-bearing liabilities			126.41%			124.23%
Less: tax equivalent adjustment (1)		(252)			(194)
Net interest income as reported on income statement		$4,602			$4,366

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

	Three Months Ended March 31,
	2012 compared to 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities (1)	$26	$79	$105
Loans:
Residential real estate loans	(63)	(113)	(176)
Commercial real estate loans	203	(111)	92
Consumer loans	(1)	(34)	(35)
Commercial loans	-	(5)	(5)
Total loans	139	(263)	(124)
Other	8	(1)	7
Total interest-earning assets (2)	$173	$(185)	$(12)

Interest-bearing liabilities:
Deposits:
Money market accounts	$22	$1	$23
Savings accounts (2)	1	-	1
NOW accounts	10	42	52
Certificates of deposit	(41)	(263)	(304)
Total interest-bearing deposits	(8)	(220)	(228)
FHLB advances	(73)	-	(73)
Securities sold under agreement
to repurchase	(3)	(2)	(5)
Total interest-bearing borrowings	(76)	(2)	(78)
Total interest-bearing liabilities	(84)	(222)	(306)
Increase in net interest income (3)	$257	$37	$294

(1) The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2) Includes interest on mortgagors’ escrow deposits.
(3) The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $294,000, or 6.4%, to $4.9 million for the three months ended March 31, 2012, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 2 basis points from 3.44% for the three months ended March 31, 2011 to 3.46% for the three months ended March 31, 2012.

Interest and dividend income, on a tax equivalent basis, decreased $12,000, or 0.2%, to $6.4 million for the three months ended March 31, 2012. Average interest-earning assets increased $26.7 million, or 5.0%, from $538.0 million at March 31, 2011 to $564.7 million at March 31, 2012. Average loans increased $7.7 million, or 1.8%, primarily due to strong commercial originations. Average investment securities increased $3.0 million, or 4.2%, for the period and tax equivalent investment securities interest income increased $105,000, or 18.7%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 27 basis points to 4.54% for the three months ended March 31, 2012, primarily as a result of lower market rates of interest.

Total interest expense decreased $306,000, or 16.8%, to $1.5 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011, due to lowering deposit costs by $228,000, or 16.6% and a decrease in cost of borrowings of $78,000 or 17.4%. Average interest-bearing liabilities increased $13.7 million, or 3.2% to $446.8 million for the three months ended March 31, 2012 from $433.1 million for the three months ended March 31, 2011. Rates paid on average interest-bearing liabilities declined 35 basis points from 1.71% for the three months ended March 31, 2011 to 1.36% for the three months ended March 31, 2012. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 51 basis points. Money market rates remained unchanged at 0.33% for March 31, 2012, and 2011, respectively.

Provision for Loan Losses

The provision for loan losses was $7,000 for the three months ended March 31, 2012 compared to $233,000 for the three months ended March 31, 2011, a decrease of $226,000, or 97.0%. Non-performing loans decreased $1.6 million, or 30.2% from $5.3 million, or 1.19% of total loans at March 31, 2011, to $3.7 million, or 0.83% of total loans at March 31, 2012. Total non-performing assets decreased $1.2 million, or 19.3%, from $5.8 million, or 0.99% of total assets, at March 31, 2011 to $4.6 million, or 0.77% of total assets at March 31, 2012. The allowance for loan losses as a percentage of total loans decreased from 1.0% at March 31, 2011 to 0.98% at March 31, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 83.6% at March 31, 2011 to 118.9% at March 31, 2012.

Non-Interest Income

Non-interest income for the three months ended March 31, 2012, increased $20,000, or 3.0%, from $661,000 at March 31, 2011 to $681,000 at March 31, 2012. Income from customer service fees and commissions increased $74,000, or 15.9%, partially offset by a $45,000, or 71.4%, increase in net losses on OREO.

Non-Interest Expenses

Non-interest expense increased $84,000, or 1.8%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was primarily due to the increase in furniture and equipment of $29,000, or 11.6%, increase in data processing of $21,000, or 7.2%, increase in professional fees of $23,000, or 16.2%, increase in advertising expense of $23,000, or 18.3%, increase in stationery, supplies and postage of $25,000, or 30.1%, and an increase of $91,000, or 19.6%, in other non-interest expense. These increases were partially offset by a decrease of $68,000, or 2.4%, in salaries and benefits, a decrease of $52,000, or 11.6%, in occupancy expense and an $8,000, or 7.8%, decrease in FDIC insurance expense. The $68,000, or 2.4%, decrease in salaries and benefits from the previous year was due to the retirement of one of our senior officers on March 31, 2011.

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

	Three Months Ended
	March 31,
	2012		2011
	(Dollars in Thousands)
		Average		Average
	Interest	Yield	Interest	Yield

Investment securities (no tax adjustment)	$414	2.23%	$367	2.08%
Tax equivalent adjustment (1)	252		194
Investment securities (tax equivalent basis)	$666	3.59%	$561	3.18%

Net interest income (no tax adjustment)	$4,602		$4,366
Tax equivalent adjustment (1)	252		194
Net interest income (tax equivalent basis)	$4,854		$4,560

Interest rate spread (no tax adjustment)		3.00%		2.95%
Net interest margin (no tax adjustment)		3.28%		3.29%

(1)	The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, total cash and cash equivalents totaled $55.6 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $372,000 at March 31, 2012. Other liquid assets as of March 31, 2012 included: U.S. Treasury securities and collateralized mortgage, net of pledged securities, totaling $2.8 million, and certificates of deposit of $13.2 million. At March 31, 2012, the Company had an over collateralized securities pledging position of $5.0 million.

In addition, at March 31, 2012, we had the ability to borrow a total of approximately $85.1 million from the FHLB. On March 31, 2012, we had $56.4 million of borrowings outstanding. We have the ability to increase our borrowing capacity with the FHLB by pledging additional loans. We have received approval from the Federal Reserve Bank to access it’s discount window. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $47.7 million at March 31, 2012. In addition, we had the following available lines of credit to use as contingency funding sources: $3.0 million with Bankers Bank, N.E. and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2012 totaled $97.3 million, or 47.6%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at March 31, 2012.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented in the following table:

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2012

Total Capital to Risk Weighted Assets
Company	$92,913	19.5%	$38,134	8.0%	N/A	N/A
Bank	$82,415	17.3%	$38,061	8.0%	$47,576	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$88,461	18.6%	$19,067	4.0%	N/A	N/A
Bank	$77,963	16.4%	$19,030	4.0%	$28,546	6.0%

Tier 1 Capital to Average Assets
Company	$88,461	14.7%	$24,089	4.0%	N/A	N/A
Bank	$77,963	13.0%	$24,050	4.0%	$30,062	5.0%

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2011:

Total Capital to Risk Weighted Assets
Company	$94,009	19.6%	$38,362	8.0%	N/A	N/A
Bank	$81,606	17.0%	$38,291	8.0%	$47,864	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$89,433	18.7%	$19,181	4.0%	N/A	N/A
Bank	$77,030	16.1%	$19,146	4.0%	$28,718	6.0%

Tier 1 Capital to Average Assets
Company	$89,433	14.8%	$24,148	4.0%	N/A	N/A
Bank	$77,030	12.8%	$24,096	4.0%	$30,120	5.0%

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

There were no dividends paid for the three months ended March 31, 2012.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2012	2011

Commitments to grant loans	$25,109	$16,957
Unfunded commitments for construction loans	15,900	18,665
Unfunded commitments under lines of credit	71,773	72,466
Standby letters of credit	1,252	1,139

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.3 million at March 31, 2012 and $1.1 million at December 31, 2011, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2012 and December 31, 2011 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2012 through March 31, 2013:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 Months	7.2%
Up 400 - 24 Months	5.2%
Up 300 - 12 Months	4.3%
Up 200 - 12 Months	18.0%
Up 100 - 12 Months	3.4%
Base	0.0%
Down 100 Basis Points	-1.5%

As indicted in the table above the results of a 100 basis and 200 basis point instantaneous increases in interest rates is estimated to increase net interest income by 3.4% and 18.0% over a 12-month time horizon, when compared to a flat scenario. A 300 basis point gradual increase in interest rates over a 12-month time horizon is estimated to increase net interest income by 4.3%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 5.2% and 7.2% in the first twelve months.

Item 4.  Controls and Procedures.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2012, the risk factors for the Company have not changed materially from those reported in our 2011 Annual Report on Form 10-K. However, the risks described in our 2011 Annual Report on Form 10-K are not the only risks that we face.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On September 30, 2011, the Company announced that the Board of Directors authorized a sixth Stock Repurchase Program for the purchase of up to 287,000, or 5%, shares of the Company's common stock outstanding upon the completion of the fifth Stock Repurchase Program. On November 3, 2011, the Company announced that it had completed its fifth Stock Repurchase Program for the purchase of 303,004 shares, at an average price per share of $13.84. During the first quarter of 2012, the Company repurchased 128,589 shares of Company stock, at an average price per share of $14.38. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. Repurchases made in the first quarter of 2012 were as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

January 1-31, 2012	46,100	$14.21	49,700	237,300

February 1-29, 2012	80,289	14.49	129,989	157,011

March 1-31, 2012	2,200	13.97	132,189	154,811

Total	128,589	$14.38

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification
101.0
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for each of the three month periods ended March 31, 2012 and 2011,  (iii) the Consolidated Statement of Other Comprehensive Income for each of the three month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for each of the three month period ended March 31, 2012 and 2011, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the three month period ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail. (3)

(1)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: May 9, 2012	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 9, 2012	By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)