Form 10-Q
period 2012-06-30
CHICOPEE BANCORP, INC.
filed 2012-08-08
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes [   ]    No [X]

As of August 1, 2012, there were 5,449,230 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)

	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)

Cash and due from banks	$18,350	$10,665
Federal funds sold	6,874	50,457
Interest-bearing deposits with the Federal Reserve Bank of Boston	30,150	-
Total cash and cash equivalents	55,374	61,122

Securities available-for-sale, at fair value	584	613
Securities held-to-maturity, at cost (fair value $65,342 and $80,607 at
June 30, 2012 and December 31, 2011, respectively)	58,614	73,852
Federal Home Loan Bank stock, at cost	4,277	4,489
Loans, net of allowance for loan losses ($4,482 at
June 30, 2012 and $4,576 at December 31, 2011)	454,084	443,471
Loans held for sale	525	1,635
Other real estate owned	1,325	913
Mortgage servicing rights	371	344
Bank owned life insurance	13,619	13,427
Premises and equipment, net	9,862	9,853
Accrued interest and dividends receivable	1,521	1,527
Deferred income tax asset	2,903	2,893
FDIC prepaid insurance	641	824
Other assets	1,166	1,343
Total assets	$604,866	$616,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand deposits	$72,613	$68,799
NOW accounts	32,915	26,747
Savings accounts	49,168	47,122
Money market deposit accounts	100,847	97,606
Certificates of deposit	199,033	213,103
Total deposits	454,576	453,377

Securities sold under agreements to repurchase	7,177	12,340
Advances from Federal Home Loan Bank	54,100	59,265
Accrued expenses and other liabilities	428	542
Total liabilities	516,281	525,524

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at June 30, 2012 and December 31, 2011)	72,479	72,479
Treasury stock, at cost (1,973,444 shares at June 30, 2012
and 1,703,065 shares at December 31, 2011)	(26,045)	(22,190)
Additional paid-in-capital	3,097	2,800
Unearned compensation (restricted stock awards)	(163)	(546)
Unearned compensation (Employee Stock Ownership Plan)	(4,017)	(4,166)
Retained earnings	43,256	42,408
Accumulated other comprehensive loss	(22)	(3)
Total stockholders' equity	88,585	90,782
Total liabilities and stockholders' equity	$604,866	$616,306

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$5,672	$5,868	$11,357	$11,677
Interest and dividends on securities	412	403	824	770
Other interest-earning assets	18	10	38	22
Total interest and dividend income	6,102	6,281	12,219	12,469

Interest expense:
Deposits	1,127	1,351	2,272	2,725
Securities sold under agreements to repurchase	4	10	8	19
Other borrowed funds	353	431	718	869
Total interest expense	1,484	1,792	2,998	3,613

Net interest income	4,618	4,489	9,221	8,856
Provision for loan losses	64	119	71	352

Net interest income after provision for loan losses	4,554	4,370	9,150	8,504

Non-interest income:
Service charges, fees and commissions	533	444	1,074	910
Loan sales and servicing, net	114	50	268	198
Net gain on sales of securities available-for-sale	-	-	-	12
Net loss on other real estate owned	-	-	(108)	(63)
Income from bank owned life insurance	96	97	192	195
Other non-interest income	34	-	34	-
Total non-interest income	777	591	1,460	1,252

Non-interest expenses:
Salaries and employee benefits	2,846	2,659	5,617	5,498
Occupancy expenses	364	383	760	830
Furniture and equipment	296	262	575	512
FDIC insurance assessment	89	166	183	269
Data processing	270	287	585	580
Professional fees	146	150	312	293
Advertising	149	126	299	253
Stationery, supplies and postage	72	94	180	176
Other non-interest expense	590	546	1,145	1,009
Total non-interest expenses	4,822	4,673	9,656	9,420

Income before income taxes	509	288	954	336
Income tax expense (benefit)	57	(18)	106	(14)
Net income	$452	$306	$848	$350

Earnings per share:
Basic	$0.09	$0.06	$0.17	$0.06
Diluted	$0.09	$0.06	$0.17	$0.06

Adjusted weighted average shares outstanding:
Basic	4,946,039	5,372,770	5,014,369	5,396,871
Diluted	4,989,071	5,415,769	5,050,777	5,432,708

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Net income	$452	$306

Other comprehensive income, net of tax
Unrealized losses on securities:
Unrealized holding losses arising during period	(42)	(24)
Tax effect	15	8
Other comprehensive loss	(27)	(16)
Comprehensive income	$425	$290

	Six Months Ended
	June 30,
	2012	2011

Net income	$848	$350

Other comprehensive income, net of tax
Unrealized losses on securities:
Unrealized holding losses arising during period	(29)	(18)
Less: reclassification adjustments for gains included in
net income	-	(12)
Tax effect	10	10
Other comprehensive loss	(19)	(20)
Comprehensive income	$829	$330

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2012 and 2011
(Dollars In Thousands)
(Unaudited)

				Unearned	Unearned		Accumulated
			Additional	Compensation	Compensation		Other
	Common	Treasury	Paid-in	(restricted stock	(Employee Stock	Retained	Comprehensive
	Stock	Stock	Capital	awards)	Ownership Plan)	Earnings	Income (Loss)	Total

Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	-	-	-	-	-	848	-	848
Change in net unrealized loss on securities
available-for-sale (net of deferred income taxes of $10)	-	-	-	-	-	-	(19)	(19)
Total comprehensive income								829

Treasury stock purchased (270,379 shares)	-	(3,855)	-	-	-	-	-	(3,855)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $45)	-	-	234	-	-	-	-	234
Restricted stock award expense	-	-	-	383	-	-	-	383
Common stock held by ESOP committed to
be released	-	-	63	-	149	-	-	212
Balance at June 30, 2012	$72,479	$(26,045)	$3,097	$(163)	$(4,017)	$43,256	$(22)	$88,585

Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	350	-	350
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $10)	-	-	-	-	-	-	(20)	(20)
Total comprehensive income								330

Treasury stock purchased (145,271 shares)	-	(2,057)	-	-	-	-	-	(2,057)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $43)	-	-	199	-	-	-	-	199
Restricted stock award expense	-	-	-	498	-	-	-	498
Common stock held by ESOP committed to
be released	-	-	60	-	148	-	-	208
Balance at June 30, 2011	$72,479	$(20,352)	$2,514	$(933)	$(4,315)	$41,658	$9	$91,060

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:	(In Thousands)
Net income	$848	$350
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	503	481
Provision for loan losses	71	352
Increase in cash surrender value of life insurance	(192)	(195)
Net realized gain on sales of securities available-for-sale	-	(12)
Realized gains on sales of mortgage loans	(115)	(69)
Decrease in other assets	179	97
Decrease in accrued interest and dividends receivable	6	219
Decrease in FDIC prepaid insurance	183	269
Net change in loans originated for resale	1,110	1,818
Net loss on sales of other real estate owned	108	63
Decrease in other liabilities	(114)	(24)
Change in unearned compensation	829	905
Net cash provided by operating activities	3,416	4,254

Cash flows from investing activities:
Additions to premises and equipment	(419)	(178)
Loan originations and principal collections, net	(11,203)	(13,667)
Proceeds from sales of other real estate owned	-	162
Proceeds from sales of securities available-for-sale	-	17
Purchases of securities available-for-sale	-	(304)
Purchases of securities held-to-maturity	(25,922)	(55,627)
Maturities of securities held-to-maturity	40,221	49,852
Proceeds from principal paydowns of securities held-to-maturity	930	1,101
Proceeds from sale of FHLB stock	213	-
Net cash provided (used) by investing activities	3,820	(18,644)

Cash flows from financing activities:
Net increase in deposits	1,199	12,214
Net (decrease) increase in securities sold under agreements to repurchase	(5,163)	1,332
Payments on long-term FHLB advances	(5,165)	(6,378)
Stock purchased for treasury	(3,855)	(2,057)
Net cash (used) provided by financing activities	(12,984)	5,111

Net decrease in cash and cash equivalents	(5,748)	(9,279)

Cash and cash equivalents at beginning of period	61,122	35,873

Cash and cash equivalents at end of period	$55,374	$26,594

Supplemental cash flow information:
Interest paid on deposits	$2,272	$2,725
Interest paid on borrowings	801	888
Income taxes paid	315	115
Transfers from loans to other real estate owned	520	468
Gain on acquisition of other real estate owned	34	-

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012 and 2011

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of June 30, 2012 and for the periods ended June 30, 2012 and 2011 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

The results for the three and six month interim periods ended June 30, 2012 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended June		Six Months Ended June
	2012	2011	2012	2011

Net income (in thousands)	$452	$306	$848	$350

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,021,778)	(1,511,562)	(1,953,296)	(1,482,885)
Less: average number of unallocated ESOP shares	(416,605)	(446,363)	(416,605)	(446,363)
Less: average number of dilutive restricted stock awards	(54,946)	(108,673)	(55,098)	(113,249)

Adjusted weighted average number of common
shares outstanding	4,946,039	5,372,770	5,014,369	5,396,871
Plus: dilutive outstanding restricted stock awards	43,032	42,999	36,408	35,837
Plus: dilutive outstanding stock options	-	-	-	-
Weighted average number of diluted shares outstanding	4,989,071	5,415,769	5,050,777	5,432,708

Earnings per share:
Basic- common stock	$0.09	$0.06	$0.17	$0.06
Basic- unvested share-based payment awards	$0.09	$0.06	$0.17	$0.06
Diluted- common stock	$0.09	$0.06	$0.17	$0.06
Diluted- unvested share-based payment awards	$0.09	$0.06	$0.17	$0.06

There were 619,198 and 562,698 stock options that were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2011, and the six months ended June 30, 2012:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2012	2011
Expected dividend yield	0.86%	0.86%
Weighted average expected term	6.5 years	6.5 years
Weighted average expected volatility	23.27%	25.37%
Weighted average risk-free interest rate	1.40%	2.92%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of June 30, 2012, and changes during the six months then ended, is as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(000's)

Outstanding at December 31, 2011	556,198	$14.23	5.74	$25
Granted	63,000	14.20	9.56	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	619,198	$14.23	5.68	$154
Exercisable at June 30, 2012	429,357	$14.26	5.14	$93
Exercisable at June 30, 2011	320,417	$14.25	5.93	$16

The Company granted 63,000 stock options in the six months ended June 30, 2012 with a fair value of $3.32. The weighted-average grant-date fair value of options granted during 2011 was $4.07. The weighted average grant-date fair value of the options outstanding and exercisable at June 30, 2012 and December 31, 2011 was $3.84 and $3.91, respectively. For the six months ended June 30, 2012 and 2011, share based compensation expense applicable to options granted under the Plan was $234,000 and $199,000 and the related tax benefit was $45,000 and $43,000, respectively. As of June 30, 2012, unrecognized stock-based compensation expense related to non-vested options amounted to $290,000. This amount is expected to be recognized over a period of 3.79 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2012 is $14.28. The Company recorded compensation cost related to stock awards of approximately $383,000 and $498,000 in the six months ended June 30, 2012 and 2011, respectively. Stock awards with a fair value of $910,000, and $651,000 have vested during the years ended December 31, 2011 and 2010, respectively. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. There were no awards granted by the company during the six months ended June 30, 2012. As of June 30, 2012, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $75,000. This amount is expected to be recognized over a period of 1.07 years.

A summary of the status of the Company’s stock awards as of June 30, 2012, and changes during the six months ended June 30, 2012, is as follows:
		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value

Outstanding at December 31, 2011	55,346	$14.28
Granted	-	-
Vested	400	14.08
Forfeited	-	-
Outstanding at June 30, 2012	54,946	$14.28

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

A total of 150,000 phantom stock units will be available for awards under the Plan. The only Awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1, 2012 to December 31, 2012. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company’s total expense under the Plan for the six months ended June 30, 2012 was $27,000.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring”. The new guidance clarifies when a loan modification or restructuring is a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance was effective for interim and annual reporting periods beginning on or after June 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

7.    Investment Securities

The following table sets forth, at the dates indicated, information regarding the amortized cost and fair values, with gross unrealized gains and losses of the Company's investment securities:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities	$618	$18	$(52)	$584
Total securities available-for-sale	$618	$18	$(52)	$584

Securities held-to-maturity
U.S. Treasury securities	$15,689	$-	$(1)	$15,688
Corporate and industrial
revenue bonds	31,153	6,646	-	37,799
Certificates of deposit	10,222	4	-	10,226
Collateralized mortgage obligations	1,550	79	-	1,629
Total securities held-to-maturity	$58,614	$6,729	$(1)	$65,342

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$-	$-	$4,277
Banker's Bank stock	183	-	-	183
Total non-marketable securities	$4,460	$-	$-	$4,460

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities	$618	$28	$(33)	$613
Total securities available-for-sale	$618	$28	$(33)	$613

Securities held-to-maturity
U.S. Treasury securities	$26,998	$1	$(1)	$26,998
Corporate and industrial
revenue bonds	31,576	6,643	-	38,219
Certificates of deposit	13,206	7	-	13,213
Collateralized mortgage obligations	2,072	105	-	2,177
Total securities held-to-maturity	$73,852	$6,756	$(1)	$80,607

Non-marketable securities
Federal Home Loan Bank stock	$4,489	$-	$-	$4,489
Banker's Bank stock	183	-	-	183
Total non-marketable securities	$4,672	$-	$-	$4,672

At June 30, 2012 and December 31, 2011, securities with an amortized cost of $12.8 million and $25.5 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$26,811	$26,826
From 1 to 5 years	2,126	2,494
From 5 to 10 years	9,784	10,853
Over 10 years	19,893	25,169
	$58,614	$65,342

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

As of June 30, 2012 and December 31, 2011, management determined that there were no securities other-than-temporarily impaired.

The following table presents the fair value of investments with continuous unrealized losses as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$288	$(17)	$219	$(35)	$507	$(52)
U.S. Treasury securities	6,692	(1)	-	-	6,692	(1)
Total temporarily impaired securities	$6,980	$(18)	$219	$(35)	$7,199	$(53)

	December 31, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$221	$(33)	$-	$-	$221	$(33)
U.S. Treasury securities	13,998	(1)	-	-	13,998	(1)
Total temporarily impaired securities	$14,219	$(34)	$-	$-	$14,219	$(34)

U.S. Treasury Securities
Unrealized losses within the U.S. Treasury securities portfolio at June 30, 2012, related to three Treasury securities, which all had losses for less than 12 months. At December 31, 2011, unrealized losses related to five U.S. Treasury securities which all had losses for less than 12 months. Management deems these losses to be immaterial.

Collateralized Mortgage Obligations (“CMO”)
As of June 30, 2012, the Company has 12 CMO bonds, or nine individual issues, with an aggregate book value of $1.5 million, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Marketable Equity Securities
Unrealized losses within the marketable equity securities portfolio at June 30, 2012 and December 31, 2011, related to eight securities issued by two companies in the financial industry.  As of June 30, 2012, three out of the eight securities had unrealized losses for more than 12 months of $35,000, or 13.8%. In reviewing these marketable securities for OTTI, it was determined that there was no impairment. Management will continue to conduct, on at least a monthly basis, a review if its investment portfolio to determine if the value of any security has declined below its cost and whether such security is other-than-temporarily impaired.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of June 30, 2012 and December 31, 2011, the Company’s investment in FHLB stock totaled $4.3 million, and $4.5 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of June 30, 2012 and December 31, 2011, the Company received $11,000, and $13,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess captial stock from its members. On March 9, 2012, the FHLB repurchased $213,000 of FHLB stock, representing 42,765 shares.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2012. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of June 30, 2012 and December 31, 2011, the Company’s investment in Banker’s Bank totaled $183,000.

8.    Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	June 30, 2012		December 31, 2011
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential1	$119,009	26.0%	$123,294	27.6%
Home equity	30,735	6.7%	29,790	6.7%
Commercial	176,334	38.5%	174,761	39.0%
Total	326,078	71.2%	327,845	73.3%
Construction-residential	5,328	1.2%	5,597	1.3%
Construction-commercial	40,956	8.9%	31,706	7.0%
Total construction	46,284	10.1%	37,303	8.3%
Total real estate loans	372,362	81.3%	365,148	81.6%
Consumer loans	2,621	0.6%	2,566	0.6%
Commercial loans	82,684	18.1%	79,412	17.8%
Total loans	457,667	100.0%	447,126	100.0%
Deferred loan origination costs, net	899		921
Allowance for loan losses	(4,482)		(4,576)

Loans, net	$454,084		$443,471

1 Excludes loans held for sale of $525,000, and $1.6 million at June 30, 2012 and December 31, 2011, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At June 30, 2012 and December 31, 2011, the Company was servicing loans for participating lenders totaling $10.4 million and $8.8 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $86.8 million and $80.7 million at June 30, 2012 and December 31, 2011, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan segments: commercial real estate, commercial construction and commercial. The risks evaluated in determining an adequate credit risk rating, include the financial strength of the borrower and the collateral securing the loan. All commercial real estate, commercial construction, and commercial loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention, substandard, doubtful, and loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of June 30, 2012:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$75,569	$28,932	$168,045	$272,546
Special mention	5,260	7,676	3,942	16,878
Substandard	1,855	4,348	4,347	10,550
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$82,684	$40,956	$176,334	$299,974

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$118,005	$4,997		$123,002
Substandard (nonaccrual)	1,004	331		1,335
Total residential loans	$119,009	$5,328		$124,337

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,592	$30,448		$33,040
Nonperforming (nonaccrual)	29	287		316
Total consumer loans	$2,621	$30,735		$33,356

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,699	$19,904	$165,168	$259,771
Special mention	2,855	11,586	5,622	20,063
Substandard	1,858	216	3,971	6,045
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$79,412	$31,706	$174,761	$285,879

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$121,072	$5,597		$126,669
Substandard (nonaccrual)	2,222	-		2,222
Total residential loans	$123,294	$5,597		$128,891

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,487	$29,484		$31,971
Nonperforming (nonaccrual)	79	306		385
Total consumer loans	$2,566	$29,790		$32,356

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general and allocated, as further described below.

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

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential real estate, commercial real estate and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The Company recognizes the change in present value attributable to the passage of time as provision for loan losses. Large groups of smaller balance homogenous loans are collectively evaluated for impairment, and the allowance resulting there from is reported as the general component, as described above.

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

There were no changes in the Company’s accounting policies or methodology pertaining to the allowance for loan losses during the current period.

The following table presents the allowance for loan losses and select loan information for the three months ended June 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2012	$376	$103	$1,917	$572	$1,301	$44	$135	$4,448
Provision (reduction) for loan losses	3	(9)	(65)	17	50	23	45	64
Recoveries	-	-	-	-	1	4	-	5
Loans charged off	(10)	-	-	-	-	(25)	-	(35)
Balance as of June 30, 2012	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482

The following table presents the allowance for loan losses and select loan information as of June 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision (reduction) for loan losses	(100)	5	(39)	63	56	37	49	71
Recoveries	-	-	-	-	1	10	-	11
Loans charged off	(80)	-	-	-	(48)	(48)	-	(176)
Balance as of June 30, 2012	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482

Allowance for loan losses ending balance
Collectively evaluated for impairment	$330	$79	$1,775	$589	$1,060	$46	$122	$4,001
Individually evaluated for impairment	39	15	77	-	292	-	58	481
	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482

Total loans ending balance
Collectively evaluated for impairment	$117,755	$4,997	$172,292	$36,608	$80,909	$2,621	$30,447	$445,629
Individually evaluated for impairment	1,254	331	4,042	4,348	1,775	-	288	12,038
	$119,009	$5,328	$176,334	$40,956	$82,684	$2,621	$30,735	$457,667

The following table presents the allowance for loan losses and select loan information as of December 31, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision (reduction) for loan losses	123	17	272	124	231	66	9	842
Recoveries	-	-	-	-	-	18	-	18
Loans charged off	(87)	(76)	(164)	-	(317)	(65)	(6)	(715)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Allowance for loan losses ending balance
Collectively evaluated for impairment	$366	$89	$1,811	$504	$1,026	$47	$118	$3,961
Individually evaluated for impairment	183	-	80	22	317	-	13	615
	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Total loans ending balance
Collectively evaluated for impairment	$121,072	$5,597	$170,855	$31,490	$77,749	$2,566	$29,484	$438,813
Individually evaluated for impairment	2,222	-	3,906	216	1,663	-	306	8,313
	$123,294	$5,597	$174,761	$31,706	$79,412	$2,566	$29,790	$447,126

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$885	$885	$1,224	$-	$8
Residential construction	-	-	-	-	-
Commercial real estate	3,449	3,774	3,719	-	47
Commercial construction	4,348	4,348	2,280	-	58
Commercial	907	907	748	-	11
Consumer	-	-	-	-	-
Home equity	222	222	265	-	1
Total	$9,811	$10,136	$8,236	$-	$125

Impaired loans with a valuation allowance:
Residential real estate	$369	$369	$370	$39	$5
Residential construction	331	331	331	15	-
Commercial real estate	593	593	470	77	4
Commercial construction	-	-	-	-	-
Commercial	868	868	869	292	-
Consumer	-	-	-	-	-
Home equity	66	66	50	58	-
Total	$2,227	$2,227	$2,090	$481	$9

Total impaired loans:
Residential real estate	$1,254	$1,254	$1,594	$39	$13
Residential construction	331	331	331	15	-
Commercial real estate	4,042	4,367	4,189	77	51
Commercial construction	4,348	4,348	2,280	-	58
Commercial	1,775	1,775	1,617	292	11
Consumer	-	-	-	-	-
Home equity	288	288	315	58	1
Total	$12,038	$12,363	$10,326	$481	$134

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$885	$885	$1,192	$-	$14
Residential construction	-	-	-	-	-
Commercial real estate	3,449	3,774	3,621	-	98
Commercial construction	4,348	4,348	1,520	-	114
Commercial	907	907	692	-	21
Consumer	-	-	-	-	-
Home equity	222	222	267	-	2
Total	$9,811	$10,136	$7,292	$-	$249

Impaired loans with a valuation allowance:
Residential real estate	$369	$369	$611	$39	$9
Residential construction	331	331	221	15	-
Commercial real estate	593	594	474	77	15
Commercial construction	-	-	72	-	-
Commercial	868	868	940	292	1
Consumer	-	-	-	-	-
Home equity	66	65	45	58	1
Total	$2,227	$2,227	$2,363	$481	$26

Total impaired loans:
Residential real estate	$1,254	$1,254	$1,803	$39	$23
Residential construction	331	331	221	15	-
Commercial real estate	4,042	4,368	4,095	77	113
Commercial construction	4,348	4,348	1,592	-	114
Commercial	1,775	1,775	1,632	292	22
Consumer	-	-	-	-	-
Home equity	288	287	312	58	3
Total	$12,038	$12,363	$9,655	$481	$275

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,127	$1,127	$1,816	$-	$32
Residential construction	-	-	19	-	-
Commercial real estate	3,424	3,749	2,710	-	191
Commercial construction	-	-	600	-	-
Commercial	580	580	791	-	21
Consumer	-	-	-	-	-
Home equity	271	271	139	-	15
Total	$5,402	$5,727	$6,075	$-	$259

Impaired loans with a valuation allowance:
Residential real estate	$1,095	$1,095	$688	$183	$39
Residential construction	-	-	97	-	-
Commercial real estate	482	482	792	80	25
Commercial construction	216	216	222	22	14
Commercial	1,083	1,083	2,085	317	52
Consumer	-	-	-	-	-
Home equity	35	35	14	13	2
Total	$2,911	$2,911	$3,898	$615	$132

Total impaired loans:
Residential real estate	$2,222	$2,222	$2,504	$183	$71
Residential construction	-	-	116	-	-
Commercial real estate	3,906	4,231	3,502	80	216
Commercial construction	216	216	822	22	14
Commercial	1,663	1,663	2,876	317	73
Consumer	-	-	-	-	-
Home equity	306	306	153	13	17
Total	$8,313	$8,638	$9,973	$615	$391

As of June 30, 2011, the total average recorded investment of impaired loans was $11.4 million and interest income recognized on impaired loans was $216,000.

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

The following table presents an aging analysis of past due loans as of June 30, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,988	$437	$421	$2,846	$116,163	$119,009	$1,004
Residential construction	-	-	331	331	4,997	5,328	331
Commercial real estate	151	426	724	1,301	175,033	176,334	992
Commercial construction	-	-	-	-	40,956	40,956	-
Commercial	671	-	909	1,580	81,104	82,684	908
Consumer	44	32	3	79	2,542	2,621	29
Home equity	-	40	210	250	30,485	30,735	287
Total	$2,854	$935	$2,598	$6,387	$451,280	$457,667	$3,551

The following table presents an aging analysis of past due loans as of December 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,693	$179	$1,379	$3,251	$120,043	$123,294	$2,222
Residential construction	-	331	-	331	5,266	5,597	-
Commercial real estate	738	565	672	1,975	172,786	174,761	798
Commercial construction	-	-	-	-	31,706	31,706	-
Commercial	79	298	849	1,226	78,186	79,412	1,306
Consumer	83	27	74	184	2,382	2,566	79
Home equity	189	-	306	495	29,295	29,790	306
Total	$2,782	$1,400	$3,280	$7,462	$439,664	$447,126	$4,711

All loans with a payment more than 30 days past due is considered delinquent.

Troubled Debt Restructurings

The following tables are a summary of accruing and non-accruing TDR loans modified as TDRs by segment at the dates indicated:

For the Three Months Ended June 30, 2012	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	-	$-	$-	$-
Residential construction	-	-	-	-
Commercial real estate	2	398	495	494
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Home equity	-	-	-	-
Total	2	$398	$495	$494

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

During the three months ended June 30, 2012 there were two TDRs totaling $495,000 entered into with borrowers who were experiencing financial difficulty. For the three months ended June 30, 2012, the interest income recorded from the restructured loans amounted to approximately $13,000. The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. The modifications granted did not result in a reduction of the recorded investment. TDRs granted in 2012 were primarily the result of concessions to reduce the interest rate or extension of the maturity date.

For the Six Months Ended June 30, 2012	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$126
Residential construction	-	-	-	-
Commercial real estate	2	398	494	494
Commercial construction	-	-	-	-
Commercial	2	212	212	209
Consumer	1	27	27	26
Home equity	1	38	38	37
Total	7	$793	$898	$892

During the six months ending June 30, 2012 there were seven TDRs totaling $898,000 entered into with borrowers who were experiencing financial difficulty. At June 30, 2012, the Company had five TDRs totaling $501,000 included in nonperforming loans. The five restructured loans continue to be reported on nonaccrual but have been performing as modified. For the six months ended June 30, 2012, the interest income recorded from the restructured loans amounted to approximately $20,000. At June 30, 2012, the specific reserves related to TDRs granted in 2012 was $137,000. Loans modified as TDRs within the previous 12 months have been performing as agreed. There have been no defaults of payment during that period.

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

9.    Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”).

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2012.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$584	$584	$-	$-
Total equity securities	$584	$584	$-	$-

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$613	$613	$-	$-
Total equity securities	$613	$613	$-	$-

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

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,746	$-	$1,746	$-
Other real estate owned	1,325	-	1,325	-
Loans held for sale	525	-	525	-
Mortgage servicing rights	412	-	412	-

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$2,296	$-	$2,296	$-
Other real estate owned	913	-	913	-
Loans held for sale	1,635	-	1,635	-
Mortgage servicing rights	360	-	360	-

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

A valuation reserve was included in the allowance for loan losses for the above impaired loans of $481,000 and $615,000 as of June 30, 2012 and December 31, 2011, respectively. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans, for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation. The market value approach is used to value OREO.

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

The following table sets forth information regarding the carrying amounts and estimated fair values of the Company’s instruments at the dates indicated:

	June 30, 2012
	Fair Value Measurements Using
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
			Assets	Inputs	Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$55,374	$55,374	$55,374	$-	$-
Securities available-for-sale	584	584	584	-	-
Securities held-to-maturity	58,614	65,342	-	65,342	-
FHLB stock	4,277	4,277	-	4,277	-

Residential real estate	119,009	119,663	-	-	119,663
Residential construction	5,328	5,316	-	-	5,316
Commercial real estate	176,334	178,727	-	-	178,727
Commercial construction	40,956	41,222	-	-	41,222
Commercial	82,684	83,276	-	-	83,276
Consumer	2,621	2,660	-	-	2,660
Home equity	30,735	30,971	-	-	30,971
Total loans	457,667	461,835	-	-	461,835

Loans held for sale	525	525	-	525	-
Accrued interest receivable	1,521	1,521	-	1,521	-
Mortgage servicing rights	371	412	-	412	-

Financial liabilities:
Deposits	$454,576	$456,368	$-	$456,368	$-
Securities sold under agreements to repurchase	7,177	7,177	-	7,177	-
FHLB long term advances	54,100	56,095	-	56,095	-
Accrued interest payable	117	117	-	117	-

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:	(Dollars In Thousands)
Cash and cash equivalents	$61,122	$61,122
Securities available-for-sale	613	613
Securities held-to-maturity	73,852	80,607
FHLB stock	4,489	4,489
Total loans	443,471	448,781
Loans held for sale	1,635	1,635
Accrued interest receivable	1,527	1,527
Mortgage servicing rights	344	360

Financial liabilities:
Deposits	453,377	454,776
Securities sold under agreements to repurchase	12,340	12,340
FHLB long term advances	59,625	61,540
Accrued interest payable	132	132

10.  Common Stock

On September 30, 2011, the Company announced that the Board of Directors authorized a Sixth Stock Repurchase Program for the purchase of up to 287,000 shares, or approximately 5%, of the Company's common stock then outstanding upon the completion of the Fifth Stock Repurchase Program. On November 3, 2011, the Company announced that it had completed its Fifth Stock Repurchase Program for the purchase of 303,004 shares, at an average price per share of $13.84. During the second quarter of 2012, the Company repurchased 141,790 shares of Company stock, at an average price per share of $14.15. In addition, on June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. The Company will commence its Seventh Stock Repurchase program immediately upon the completion of its Sixth Repurchase Program. As of June 30, 2012, a total of 285,021 shares were authorized to be repurchased under the current stock repurchase programs. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At June 30, 2012, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

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

Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the probable losses inherent in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as: levels and historical trends in delinquencies, impaired loans, non-accruing loans, charge-offs and recoveries, and classified assets; trends in the volume and terms of the loans; effects of any change in underwriting policies, procedures, and practices; experience, ability, and depth of management staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; and effects of changes in credit concentrations. The use of different estimates or assumptions could produce a different provision for loan losses.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $11.4 million, or 1.9%, from $616.3 million at December 31, 2011 to $604.9 million at June 30, 2012.  The decrease in total assets was primarily due to a decrease in investments of $15.3 million, or 20.5%, and a decrease in cash and cash equivalents of $5.7 million, or 9.4%, partially offset by the increase in net loans of $10.6 million, or 2.4%, from $443.5 million at December 31, 2011 to $454.1 million at June 30, 2012.

The Company’s net loan portfolio increased $10.6 million, or 2.4%, during the first six months of 2012. The significant components of the increase in net loans was an increase of $9.0 million, or 24.1%, in construction loans, an increase of $1.6 million, or 0.9%, in commercial real estate loans and an increase of $3.3 million, or 4.1%, in commercial and industrial loans. These increases were partially offset by a decrease of $4.3 million, or 3.5%, in residential real estate loans. The increase in construction loans was due to the $9.3 million, or 29.2%, increase in the commercial construction portfolio to existing commercial relationships for the expansion of their facilities. Upon completion, these loans will be transferred to the commercial real estate portfolio. The decrease in residential real estate loans was primarily due to prepayments and refinancing activity attributed to the historically low interest rates. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. During the first six months of 2012, the Company sold $14.6 million in low coupon residential real estate loans and currently services $86.8 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $15.3 million, or 20.5%, to $59.2 million at June 30, 2012 from $74.5 million at December 31, 2011. The decrease in investments was primarily due to a decrease of $11.3 million, or 41.9%, in U.S. Treasuries and a decrease of $3.0 million, or 22.6%, in certificates of deposit.

Total deposits increased $1.2 million, or 0.3%, to $454.6 million at June 30, 2012 from $453.4 million at December 31, 2011. Core deposits increased $15.3 million, or 6.4%, from $240.3 million, or 53.0% of total deposits, at December 31, 2011 to $255.6 million, or 56.2% of total deposits, at June 30, 2012. Money market accounts increased $3.2 million, or 3.3%, to $100.8 million, regular savings accounts increased $2.0 million, or 4.3%, to $49.2 million, demand deposits increased $3.8 million, or 5.5%, to $72.6 million, and NOW accounts increased $6.2 million, or 23.1%, to $32.9 million. These increases were offset by a decrease in certificates of deposit of $14.1 million, or 6.6%, to $199.0 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of Management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals.

Stockholders’ equity decreased $2.2 million, or 2.4%, from $90.8 million at December 31, 2011, or 14.7% of total assets, to $88.6 million at June 30, 2012, or 14.7% total assets. The decrease in stockholders’ equity was primarily due to the repurchase of the Company’s stock at a cost of $3.9 million, partially offset by an increase in stock-based compensation of $532,000, or 11.3%, an increase in additional paid-in-capital of $297,000, or 10.6%, and net income of $848,000, or 142.3%. Pursuant to the Company’s Stock Repurchase Programs previously announced, during the six months ended June 30, 2012 the Company repurchased 270,379 shares of Company stock at an average price of $14.26 per share. The Company’s book value per share increased $0.38, or 2.4%, from $15.83 at December 31, 2011 to $16.21 at June 30, 2012.

Allowance for Loan Losses

	At or for the Six Months
	Ended June 30,
	2012	2011
	(Dollars In Thousands)

Allowance for loan losses at beginning of year, December 31	$4,576	$4,431

Charged-off loans:
Residential real estate	(80)	(48)
Construction	-	(42)
Commercial real estate	-	(164)
Commercial	(48)	(32)
Home equity	-	(6)
Consumer	(48)	(36)
Total charged-off loans	(176)	(328)

Recoveries on loans previously charged-off:
Residential real estate	-	-
Construction	-	-
Commercial real estate	-	-
Commercial	1	-
Home equity	-	-
Consumer	10	10
Total recoveries	11	10
Net loan charge-offs	(165)	(318)
Provision for loan losses	71	352
Allowance for loan losses, end of period	$4,482	$4,465

Ratios:
Net loan charge-offs to total average loans	0.04%	0.07%
Allowance for loan losses to total loans (1)	0.98%	1.00%
Allowance for loan losses to nonperforming
loans (2)	126.22%	84.15%
Recoveries to charge-offs	6.25%	3.05%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2012, the Company had five troubled debt restructurings totaling $501,000 included in nonperforming loans. The five restructured loans continue to be reported on nonaccrual but have been performing as modified.

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

At June 30, 2012, the allowance for loan losses represented 0.98% of total loans and 126.2% of nonperforming loans. The allowance for loan losses decreased $100,000, or 2.1%, from $4.6 million at December 31, 2011 to $4.5 million at June 30, 2012, due to a provision for loan losses of $71,000 offset by net charge-offs of $165,000. The provision for loan losses was $71,000 for the six months ended June 30, 2012 compared to $352,000 for the six months ended June 30, 2011, a decrease of $281,000, or 79.8%. Non-performing loans decreased $1.8 million, or 33.1%, from $5.3 million, or 1.19% of total loans, at June 30, 2011, to $3.6 million, or 0.78% of total loans at June 30, 2012. Total non-performing assets decreased $1.0 million, or 16.4%, from $5.8 million, or 1.01% of total assets, at June 30, 2011 to $4.9 million, or 0.81% of total assets, at June 30, 2012. The allowance for loan losses as a percentage of total loans decreased from 1.00% at June 30, 2011 to 0.98% at June 30, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 84.15% at June 30, 2011 to 126.22% at June 30, 2012.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and real estate owned at the dates indicated:

	June 30,	December 31,
	2012	2011
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$1,004	$2,222
Construction	331	-
Commercial real estate	992	798
Commercial	908	1,306
Home equity	287	306
Consumer	29	79
Total nonaccrual loans	3,551	4,711
Other real estate owned	1,325	913
Total nonperforming assets	$4,876	$5,624
Ratios:
Total nonperforming loans as a
percentage of total loans (1)	0.78%	1.05%
Total nonperforming assets as a
percentage of total assets (2)	0.81%	0.91%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2012, the Company had five troubled debt restructurings totaling $501,000 included in nonperforming loans. The five restructured loans continue to be reported on nonaccrual but have been performing as modified.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. There were no loans that were over 90 days delinquent and still accruing interest.

As of June 30, 2012, nonperforming loans decreased $1.1 million, or 24.6%, to $3.6 million compared to $4.7 million as of December 31, 2011. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $1.2 million, or 54.8%, a decrease of $398,000, or 30.5%, in nonperforming commercial and industrial loans, a decrease of $19,000, or 6.2%, in nonperforming home equity loans, and a decrease of $50,000, or 63.3%, in nonperforming consumer loans. These decreases were partially offset by an increase of $194,000, or 24.3%, in nonperforming commercial real estate loans, and an increase of $331,000, in nonperforming construction loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan segments were not accruing interest as of June 30, 2012: 10 residential real estate loans with an outstanding balance of $1.0 million, one construction loan with an outstanding balance of $331,000, six commercial real estate loans with an outstanding balance of $992,000, eight commercial loans with an outstanding balance of $908,000, two consumer loans with an outstanding balance of $29,000 and six home equity loan with an outstanding balance of $287,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)

Demand deposits	$72,613	16.0%	$68,799	15.2%
NOW accounts	32,915	7.2%	26,747	5.9%
Savings accounts	49,168	10.8%	47,122	10.4%
Money market deposit accounts	100,847	22.2%	97,606	21.5%
Total transaction accounts	255,543	56.2%	240,274	53.0%
Certificates of deposit	199,033	43.8%	213,103	47.0%
Total deposits	$454,576	100.0%	$453,377	100.0%

Total deposits increased $1.2 million, or 0.3%, to $454.6 million at June 30, 2012 from $453.4 million at December 31, 2011. Core deposits increased $15.3 million, or 6.4%, from $240.3 million, or 53.0% of total deposits, at December 31, 2011 to $255.6 million, or 56.2% of total deposits, at June 30, 2012. Money market accounts increased $3.2 million, or 3.3%, to $100.8 million, regular savings accounts increased $2.0 million, or 4.3%, to $49.2 million, demand deposits increased $3.8 million, or 5.5%, to $72.6 million, and NOW accounts increased $6.2 million, or 23.1%, to $32.9 million. These increases were offset by a decrease in certificates of deposit of $14.1 million, or 6.6%, to $199.0 million. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of Management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated:

	June 30,	December 31,
	2012	2011
Maximum amount of borrowings outstanding at any month-end during the period:	( In Thousands)
FHLB advances	$58,308	$70,564
Securities sold under agreements to repurchase	12,982	24,560
Average borrowings outstanding during the period:
FHLB advances	$56,216	$64,777
Securities sold under agreements to repurchase	10,345	17,554
Weighted average interest rate during the period:
FHLB advances	2.57%	2.57%
Securities sold under agreements to repurchase	0.16%	0.21%
Balance outstanding at end of period:
FHLB advances	$54,100	$59,265
Securities sold under agreements to repurchase	7,177	12,340
Weighted average interest rate at end of period:
FHLB advances	2.55%	2.51%
Securities sold under agreements to repurchase	0.12%	0.18%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $5.2 million, or 8.7%, from $59.3 million at December 31, 2011 to $54.1 million at June 30, 2012 due to payments on long-term advances of $5.2 million. Securities sold under agreements to repurchase decreased $5.1 million, or 41.8%, to $7.2 million at June 30, 2012 primarily due to fluctuations in the balances of these accounts.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General

The Company reported net income for the three months ended June 30, 2012 of $452,000, or $0.09 earnings per share, compared to net income of $306,000, or $0.06 earnings per share, for the same period in 2011. The increase in net income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was primarily due to an increase in net interest income of $129,000, or 2.9%, a decrease in the provision for loan losses of $55,000, or 46.2%, and an increase in non-interest income of $186,000, or 31.5%. These increases were partially offset by an increase in non-interest expense of $149,000, or 3.2%, and an increase in income tax expense of $75,000, or 416.7%.

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

	For the Three Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$66,833	$663	3.99%	$74,986	$629	3.36%
Loans:
Residential real estate loans	148,680	1,816	4.91%	154,956	2,000	5.18%
Commercial real estate loans	195,074	2,668	5.50%	179,305	2,582	5.78%
Consumer loans	32,756	337	4.14%	31,814	363	4.58%
Commercial loans	79,660	851	4.30%	82,682	923	4.48%
Loans, net (2)	456,170	5,672	5.00%	448,757	5,868	5.24%
Other	36,172	18	0.20%	19,268	10	0.21%
Total interest-earning assets	559,175	6,353	4.57%	543,011	6,507	4.81%
Noninterest-earning assets	40,867			37,256
Total assets	$600,042			$580,267

Interest-bearing liabilities:
Deposits:
Money market accounts	$102,558	$91	0.36%	$76,598	$73	0.38%
Savings accounts (3)	48,427	12	0.10%	46,923	12	0.10%
NOW accounts	30,591	77	1.01%	16,557	10	0.24%
Certificates of deposit	201,501	947	1.89%	213,180	1,256	2.36%
Total interest-bearing deposits	383,077	1,127	1.18%	353,258	1,351	1.53%
FHLB advances	54,951	353	2.58%	66,315	431	2.61%
Securities sold under agreement to
repurchase	10,126	4	0.16%	19,548	10	0.21%
Total interest-bearing borrowings	65,077	357	2.21%	85,863	441	2.06%
Total interest-bearing liabilities	448,154	1,484	1.33%	439,121	1,792	1.64%
Demand deposits	61,716			48,580
Other noninterest-bearing liabilities	288			322
Total liabilities	510,158			488,023
Total stockholders' equity	89,884			92,244
Total liabilities and stockholders' equity	$600,042			$580,267
Net interest-earning assets	$111,021			$103,890
Tax equivalent net interest income/
interest rate spread (4)		4,869	3.24%		4,715	3.17%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.50%			3.48%
Ratio of interest-earning assets
to interest-bearing liabilities			124.77%			123.66%
Less: tax equivalent adjustment (1)		(251)			(226)
Net interest income as reported on income statement		$4,618			$4,489

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

	Three Months Ended June 30,
	2012 compared to 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities (1)	$(74)	$108	$34
Loans:
Residential real estate loans	(81)	(103)	(184)
Commercial real estate loans	216	(130)	86
Consumer loans	11	(37)	(26)
Commercial loans	(34)	(38)	(72)
Total loans	112	(308)	(196)
Other	8	-	8
Total interest-earning assets (2)	$46	$(200)	$(154)

Interest-bearing liabilities:
Deposits:
Money market accounts	$23	$(5)	$18
Savings accounts (2)	-	-	-
NOW accounts	13	54	67
Certificates of deposit	(67)	(242)	(309)
Total interest-bearing deposits	(31)	(193)	(224)
FHLB advances	(74)	(4)	(78)
Securities sold under agreement
to repurchase	(4)	(2)	(6)
Total interest-bearing borrowings	(78)	(6)	(84)
Total interest-bearing liabilities	(109)	(199)	(308)
Increase in net interest income (3)	$155	$(1)	$154

(1) The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)  Includes interest on mortgagors’ escrow deposits.
(3) The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $154,000, or 3.3%, to $4.9 million for the three months ended June 30, 2012, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 2 basis points from 3.48% for the three months ended June 30, 2011 to 3.50% for the three months ended June 30, 2012.

Interest and dividend income, on a tax equivalent basis, decreased $154,000, or 2.4%, to $6.4 million for the three months ended June 30, 2012. Average interest-earning assets increased $16.2 million, or 3.0%, from $543.0 million at June 30, 2011 to $559.2 million at June 30, 2012. Average loans increased $7.4 million, or 1.7%, primarily due to strong commercial real estate loan originations. Average investment securities decreased $8.2 million, or 10.9%, for the period due to the decrease in the U.S. Treasury portfolio and tax equivalent investment securities interest income increased $34,000, or 5.4%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 24 basis points to 4.57% for the three months ended June 30, 2012, primarily as a result of lower market rates of interest.

Total interest expense decreased $308,000, or 17.2%, to $1.5 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011, due to lowering deposit costs by $224,000, or 16.6%, and a decrease in cost of borrowings of $84,000 or 19.0%. Average interest-bearing liabilities increased $9.1 million, or 2.1%, to $448.2 million for the three months ended June 30, 2012 from $439.1 million for the three months ended June 30, 2011. Rates paid on average interest-bearing liabilities declined 31 basis points from 1.64% for the three months ended June 30, 2011 to 1.33% for the three months ended June 30, 2012. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 47 basis points from 2.36% at June 30, 2011 to 1.89% at June 30, 2012.

Provision for Loan Losses

The provision for loan losses was $64,000 for the three months ended June 30, 2012 compared to $119,000 for the three months ended June 30, 2011, a decrease of $55,000, or 46.2%. Non-performing loans decreased $1.8 million, or 33.1%, from $5.3 million, or 1.19% of total loans, at June 30, 2011, to $3.6 million, or 0.78% of total loans, at June 30, 2012. Total non-performing assets decreased $1.0 million, or 16.4%, from $5.8 million, or 1.01% of total assets, at June 30, 2011 to $4.9 million, or 0.81% of total assets, at June 30, 2012. The allowance for loan losses as a percentage of total loans decreased from 1.00% at June 30, 2011 to 0.98% at June 30, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 84.15% at June 30, 2011 to 126.22% at June 30, 2012.

Non-Interest Income

Non-interest income increased $186,000, or 31.5%, from $591,000 for the three months ended June 30, 2012 to $777,000 for the three months ended June 30, 2012. Income from customer service fees and commissions increased $89,000, or 20.0%, and income from loan sales and servicing, net increased $64,000, or 128.0%. In addition, there was a $34,000 increase in other non-interest income.

Non-Interest Expenses

Non-interest expense increased $149,000, or 3.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was primarily due to the increase in salaries and employee benefits of $187,000, or 7.0%, increase in furniture and equipment of $34,000, or 13.0%, an increase in advertising expense of $23,000, or 18.3%, and an increase of $44,000, or 8.1%, in other non-interest expense. These increases were partially offset by a decrease in stationery, supplies and postage of $22,000, or 23.4%, a decrease in occupancy expenses of $19,000, or 5.0%, a decrease in data processing of $17,000, or 5.9%, and a decrease in FDIC insurance expense of $77,000, or 46.4%.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General

The Company reported net income for the six months ended June 30, 2012 of $848,000, or $0.17 earnings per share, compared to net income of $350,000, or $0.06 earnings per share, for the same period in 2011. The increase in net income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was primarily due to an increase in net interest income of $365,000, or 4.1%, a decrease in the provision for loan losses of $281,000, or 79.8%, and an increase in non-interest income of $208,000, or 16.6%. These increases were partially offset by an increase in non-interest expense of $236,000, or 2.5%, and an increase in income tax expense of $120,000, or 857.1%.

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

	For the Six Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$70,678	$1,327	3.78%	$73,271	$1,191	3.28%
Loans:
Residential real estate loans	149,313	3,648	4.91%	155,150	4,008	5.21%
Commercial real estate loans	192,403	5,326	5.57%	177,895	5,147	5.83%
Consumer loans	32,604	676	4.17%	32,185	738	4.62%
Commercial loans	78,609	1,707	4.37%	80,148	1,784	4.49%
Loans, net (2)	452,929	11,357	5.04%	445,378	11,677	5.29%
Other	38,353	38	0.20%	21,879	22	0.20%
Total interest-earning assets	561,960	12,722	4.55%	540,528	12,890	4.81%
Noninterest-earning assets	39,777			36,338
Total assets	$601,737			$576,866

Interest-bearing liabilities:
Deposits:
Money market accounts	$97,819	$168	0.35%	$71,961	$127	0.36%
Savings accounts (3)	48,149	25	0.10%	46,262	24	0.10%
NOW accounts	28,989	136	0.94%	15,770	17	0.22%
Certificates of deposit	205,949	1,943	1.90%	215,447	2,557	2.39%
Total interest-bearing deposits	380,906	2,272	1.20%	349,440	2,725	1.57%
FHLB advances	56,216	718	2.57%	67,910	869	2.58%
Securities sold under agreement to
repurchase	10,345	8	0.16%	18,767	19	0.20%
Total interest-bearing borrowings	66,561	726	2.19%	86,677	888	2.07%
Total interest-bearing liabilities	447,467	2,998	1.35%	436,117	3,613	1.67%
Demand deposits	63,721			48,194
Other noninterest-bearing liabilities	315			248
Total liabilities	511,503			484,559
Total stockholders' equity	90,234			92,307
Total liabilities and stockholders' equity	$601,737			$576,866
Net interest-earning assets	$114,493			$104,411
Tax equivalent net interest income/
interest rate spread (4)		9,724	3.20%		9,277	3.14%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.48%			3.46%
Ratio of interest-earning assets
to interest-bearing liabilities			125.59%			123.94%
Less: tax equivalent adjustment (1)		(503)			(421)
Net interest income as reported on income statement		$9,221			$8,856

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

	Six Months Ended June 30,
	2012 compared to 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities (1)	$(43)	$179	$136
Loans:
Residential real estate loans	(143)	(217)	(360)
Commercial real estate loans	419	(240)	179
Consumer loans	10	(72)	(62)
Commercial loans	(32)	(45)	(77)
Total loans	254	(574)	(320)
Other	16	-	16
Total interest-earning assets (2)	$227	$(395)	$(168)

Interest-bearing liabilities:
Deposits:
Money market accounts	$45	$(4)	$41
Savings accounts (2)	1	-	1
NOW accounts	23	96	119
Certificates of deposit	(108)	(506)	(614)
Total interest-bearing deposits	(39)	(414)	(453)
FHLB advances	(147)	(4)	(151)
Securities sold under agreement
to repurchase	(7)	(4)	(11)
Total interest-bearing borrowings	(154)	(8)	(162)
Total interest-bearing liabilities	(193)	(422)	(615)
Increase in net interest income (3)	$420	$27	$447

(1) The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)  Includes interest on mortgagors’ escrow deposits.
(3) The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $447,000, or 4.8%, to $9.7 million for the six months ended June 30, 2012, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 2 basis points from 3.46% for the six months ended June 30, 2011 to 3.48% for the six months ended June 30, 2012.

Interest and dividend income, on a tax equivalent basis, decreased $168,000, or 1.3%, to $12.7 million for the six months ended June 30, 2012. Average interest-earning assets increased $21.5 million, or 4.0%, from $540.5 million at June 30, 2011 to $562.0 million at June 30, 2012. Average loans increased $7.6 million, or 1.7%, primarily due to strong commercial originations. Average investment securities decreased $2.6 million, or 3.5%, for the period due to the decrease in U.S. Treasury securities. Tax equivalent investment securities interest income increased $136,000, or 11.4%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 26 basis points to 4.55% for the six months ended June 30, 2012, primarily as a result of lower market rates of interest.

Total interest expense decreased $615,000, or 17.0%, to $3.0 million for the six months ended June 30, 2012 from $3.6 million for the six months ended June 30, 2011, due to lowering deposit costs by $453,000, or 16.6%, and a decrease in cost of borrowings of $162,000, or 18.2%. Average interest-bearing liabilities increased $11.4 million, or 2.6%, to $447.5 million for the six months ended June 30, 2012 from $436.1 million for the six months ended June 30, 2011. Rates paid on average interest-bearing liabilities declined 32 basis points from 1.67% for the six months ended June 30, 2011 to 1.35% for the six months ended June 30, 2012. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 49 basis points.

Provision for Loan Losses

The provision for loan losses was $71,000 for the six months ended June 30, 2012 compared to $352,000 for the six months ended June 30, 2011, a decrease of $281,000, or 79.8%. Non-performing loans decreased $1.8 million, or 33.1%, from $5.3 million, or 1.19% of total loans, at June 30, 2011, to $3.6 million, or 0.78% of total loans, at June 30, 2012. Total non-performing assets decreased $1.0 million, or 16.4%, from $5.8 million, or 1.01% of total assets, at June 30, 2011 to $4.9 million, or 0.81% of total assets, at June 30, 2012. The allowance for loan losses as a percentage of total loans decreased from 1.00% at June 30, 2011 to 0.98% at June 30, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 84.15% at June 30, 2011 to 126.22% at June 30, 2012.

Non-Interest Income

Non-interest income for the six months ended June 30, 2012, increased $208,000, or 16.6%, from $1.3 million at June 30, 2011 to $1.5 million at June 30, 2012. Income from customer service fees and commissions increased $164,000, or 18.0%, income from loan sales and servicing increased $70,000, or 35.4%, and a $34,000 increase in other non-interest income. These increases were offset by a $45,000, or 71.4%, increase in net losses on OREO.

Non-Interest Expenses

Non-interest expense increased $236,000 or 2.5%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was primarily due to the increase in salaries and employee benefits of $119,000, or 2.2%, an increase in furniture and equipment of $63,000, or 12.3%, an increase in professional fees of $19,000, or 6.5%, an increase in advertising expense of $46,000, or 18.2%, and an increase of $136,000, or 13.5%, in other non-interest expense. These increases were partially offset by a decrease of $70,000, or 8.4%, in occupancy expenses and an $86,000, or 32.0%, decrease in FDIC insurance expense.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	(Dollars in Thousands)				(Dollars in Thousands)
		Average		Average		Average		Average
	Interest	Yield	Interest	Yield	Interest	Yield	Interest	Yield

Investment securities (no tax adjustment)	$412	2.48%	$403	2.16%	$824	2.34%	$770	2.12%
Tax equivalent adjustment (1)	251		226		503		421
Investment securities (tax equivalent basis)	$663	3.99%	$629	3.36%	$1,327	3.78%	$1,191	3.28%

Net interest income (no tax adjustment)	$4,618		$4,489		$9,221		$8,856
Tax equivalent adjustment (1)	251		226		503		421
Net interest income (tax equivalent basis)	$4,869		$4,715		$9,724		$9,277

Interest rate spread (no tax adjustment)		3.06%		3.00%		3.02%		2.98%
Net interest margin (no tax adjustment)		3.32%		3.32%		3.30%		3.30%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, total cash and cash equivalents totaled $53.5 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $24,000 at June 30, 2012. Other liquid assets as of June 30, 2012 included: U.S. Treasury securities and collateralized mortgage, net of pledged securities, totaling $4.5 million, and certificates of deposit of $10.2 million. At June 30, 2012, the Company had an over collateralized securities pledging position of $5.6 million.

In addition, at June 30, 2012, we had the ability to borrow a total of approximately $90.4 million from the FHLB. On June 30, 2012, we had $54.1 million of borrowings outstanding. We have the ability to increase our borrowing capacity with the FHLB by pledging additional loans. The Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $48.2 million at June 30, 2012. In addition, we have $6.0 million in available lines of credit to use as contingency funding sources.

Certificates of deposit due within one year of June 30, 2012 totaled $96.3 million, or 48.4%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at June 30, 2012.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are presented in the following table:

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2012

Total Capital to Risk Weighted Assets
Company	$91,713	19.4%	$37,873	8.0%	N/A	N/A
Bank	$83,310	17.6%	$37,797	8.0%	$47,246	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$87,231	18.4%	$18,937	4.0%	N/A	N/A
Bank	$78,828	16.7%	$18,899	4.0%	$28,348	6.0%

Tier 1 Capital to Average Assets
Company	$87,231	14.6%	$23,949	4.0%	N/A	N/A
Bank	$78,828	13.2%	$23,907	4.0%	$29,884	5.0%

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2011

Total Capital to Risk Weighted Assets
Company	$94,009	19.6%	$38,362	8.0%	N/A	N/A
Bank	$81,606	17.0%	$38,291	8.0%	$47,864	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$89,433	18.7%	$19,181	4.0%	N/A	N/A
Bank	$77,030	16.1%	$19,146	4.0%	$28,718	6.0%

Tier 1 Capital to Average Assets
Company	$89,433	14.8%	$24,148	4.0%	N/A	N/A
Bank	$77,030	12.8%	$24,096	4.0%	$30,120	5.0%

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

A total of $1.4 million in dividends was declared in June 2012 from Chicopee Funding Corporation (“CFC”) to the Company. CFC paid the dividend in June 2012.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2012	2011

Commitments to grant loans	$26,703	$16,957
Unfunded commitments for construction loans	15,551	18,665
Unfunded commitments under lines of credit	67,808	72,466
Standby letters of credit	1,252	1,139

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.3 million at June 30, 2012 and $1.1 million at December 31, 2011, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2012 and December 31, 2011 was insignificant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2012 through June 30, 2013 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	10.3%
Up 400 - 24 months	7.9%
Up 300 - 12 months	12.7%
Up 200 - 12 months	19.7%
Up 100 - 12 months	10.6%
Base	0.0%
Down 100	-0.9%

As indicted in the table above, the results of a 100 and 200 basis instantaneous increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 10.6% and 19.7%, respectively. A 300 basis point gradual increase over 12-months is estimated to increase net interest income by 12.7%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 7.9% and 10.3% in the first twelve months.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2012, the risk factors for the Company have not changed materially from those reported in our 2011 Annual Report on Form 10-K. However, the risks described in our 2011 Annual Report on Form 10-K are not the only risks that we face.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities –

On September 30, 2011, the Company announced that the Board of Directors authorized a Sixth Stock Repurchase Program (the “Sixth Stock Repurchase Program”) for the purchase of up to 287,000, or 5%, shares of the Company's common stock outstanding. During the six months ended June 30, 2012, the Company repurchased 270,379 shares of Company stock for $3.9 million, at an average price of $14.26 per share. During the second quarter of 2012, the Company repurchased 141,790 shares of Company stock, at an average price per share of $14.15. The Repurchases made in the second quarter of 2012 were as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

April 1-30, 2012	19,490	$13.99	151,679	135,321

May 1-31, 2012	104,000	14.21	255,679	31,321

June 1-30, 2012	18,300	13.99	273,979	285,021

Total	141,790	$14.15

In addition, on June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000, or 5%, shares of the Company’s outstanding common stock. The Company will commence its Seventh Stock Repurchase Program immediately upon the completion of its Sixth Repurchase Program. The Company intends to repurchase its shares under both the Sixth and Seventh Repurchase Programs from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.0	Stock Certificate of Chicopee Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.0	Section 1350 Certification (3)
101.0
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for each of the three and six month periods ended June 30, 2012 and 2011,  (iii) the Consolidated Statement of Other Comprehensive Income for each of the three and six month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for each of the six month periods ended June 30, 2012 and 2011, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail. (3)

(1)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

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

CHICOPEE BANCORP, INC.

Dated: August 8, 2012	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2012	By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)