Form 10-Q
period 2012-09-30
CHICOPEE BANCORP, INC.
filed 2012-11-09
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [   ]    No [X]

As of November 1, 2012, there were 5,440,960 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)

Cash and due from banks	$21,063	$10,665
Federal funds sold	2,144	50,457
Interest-bearing deposits with the Federal Reserve Bank of Boston	18,287	-
Total cash and cash equivalents	41,494	61,122

Securities available for sale, at fair value	590	613
Securities held to maturity, at cost (fair value $69,834 and $80,607 at
September 30, 2012 and December 31, 2011, respectively)	62,325	73,852
Federal Home Loan Bank stock, at cost	4,277	4,489
Loans, net of allowance for loan losses ($4,401 at
September 30, 2012 and $4,576 at December 31, 2011)	468,460	443,471
Loans held for sale	-	1,635
Other real estate owned	538	913
Mortgage servicing rights	320	344
Bank owned life insurance	13,712	13,427
Premises and equipment, net	9,521	9,736
Accrued interest and dividends receivable	2,060	1,527
Deferred income tax asset	2,901	2,893
FDIC prepaid insurance	552	824
Other assets	1,226	1,460
Total assets	$607,976	$616,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand deposits	$78,563	$68,799
NOW accounts	34,563	26,747
Savings accounts	49,345	47,122
Money market deposit accounts	125,983	97,606
Certificates of deposit	186,655	213,103
Total deposits	475,109	453,377

Securities sold under agreements to repurchase	7,208	12,340
Advances from Federal Home Loan Bank	35,635	59,265
Accrued expenses and other liabilities	724	542
Total liabilities	518,676	525,524

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at September 30, 2012 and December 31, 2011)	72,479	72,479
Treasury stock, at cost (1,976,338 shares at September 30, 2012
and 1,703,065 shares at December 31, 2011)	(26,073)	(22,190)
Additional paid-in-capital	2,995	2,800
Unearned compensation (restricted stock awards)	(19)	(546)
Unearned compensation (Employee Stock Ownership Plan)	(3,943)	(4,166)
Retained earnings	43,879	42,408
Accumulated other comprehensive loss	(18)	(3)
Total stockholders' equity	89,300	90,782
Total liabilities and stockholders' equity	$607,976	$616,306

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$5,660	$5,801	$17,017	$17,478
Interest and dividends on securities	425	425	1,248	1,195
Other interest-earning assets	15	6	54	27
Total interest and dividend income	6,100	6,232	18,319	18,700

Interest expense:
Deposits	1,107	1,292	3,380	4,017
Securities sold under agreements to repurchase	2	8	11	27
Other borrowed funds	264	414	982	1,283
Total interest expense	1,373	1,714	4,373	5,327

Net interest income	4,727	4,518	13,946	13,373
Provision for loan losses	169	223	240	575

Net interest income after provision for loan losses	4,558	4,295	13,706	12,798

Non-interest income:
Service charges, fees and commissions	621	549	1,694	1,459
Loan sales and servicing, net	18	51	286	250
Net gain on sales of securities available for sale	-	-	-	12
Net loss on sale of other real estate owned	(112)	(36)	(220)	(99)
Income from bank owned life insurance	93	101	285	296
Other non-interest income	-	32	34	32
Total non-interest income	620	697	2,079	1,950

Non-interest expenses:
Salaries and employee benefits	2,447	2,719	8,064	8,217
Occupancy expenses	367	358	1,127	1,189
Furniture and equipment	264	271	838	782
FDIC insurance assessment	89	145	272	414
Data processing	285	299	817	879
Professional fees	136	129	447	422
Advertising	141	160	440	413
Stationery, supplies and postage	70	104	249	280
Other non-interest expense	563	476	1,760	1,485
Total non-interest expenses	4,362	4,661	14,014	14,081

Income before income taxes	816	331	1,771	667
Income tax expense (benefit)	193	(40)	300	(54)
Net income	$623	$371	$1,471	$721

Earnings per share:
Basic	$0.12	$0.07	$0.29	$0.13
Diluted	$0.12	$0.07	$0.29	$0.13

Adjusted weighted average shares outstanding:
Basic	5,077,268	5,305,372	5,132,576	5,368,144
Diluted	5,090,140	5,321,435	5,157,995	5,396,608

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Net income	$623	$371

Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	6	(84)
Tax effect	(2)	29
Other comprehensive income (loss)	4	(55)
Comprehensive income	$627	$316

	Nine Months Ended
	September 30,
	2012	2011

Net income	$1,471	$721

Other comprehensive income, net of tax
Unrealized losses on securities:
Unrealized holding losses arising during period	(23)	(103)
Less: reclassification adjustments for gains included in
net income	-	(12)
Tax effect	8	40
Other comprehensive loss	(15)	(75)
Comprehensive income	$1,456	$646

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2012 and 2011
(Dollars In Thousands)
(Unaudited)

				Unearned	Unearned		Accumulated
			Additional	Compensation	Compensation		Other
	Common	Treasury	Paid-in	(restricted stock	(Employee Stock	Retained	Comprehensive
	Stock	Stock	Capital	awards)	Ownership Plan)	Earnings	Loss	Total

Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	-	-	-	-	-	1,471	-	1,471
Change in net unrealized loss on securities
available for sale (net of deferred income taxes of $8)	-	-	-	-	-	-	(15)	(15)
Total comprehensive income								1,456

Treasury stock purchased (273,273 shares)	-	(3,883)	-	-	-	-	-	(3,883)
Stock options exercised	-	-	(53)	-	-	-	-	(53)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $51)	-	-	263	-	-	-	-	263
Restricted stock award expense	-	-	(113)	527	-	-	-	414
Common stock held by ESOP committed to
be released	-	-	98	-	223	-	-	321
Balance at September 30, 2012	$72,479	$(26,073)	$2,995	$(19)	$(3,943)	$43,879	$(18)	$89,300

Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	-	-	-	-	-	721	-	721
Change in net unrealized gain on securities
available for sale (net of deferred income taxes of $40)	-	-	-	-	-	-	(75)	(75)
Total comprehensive income								646

Treasury stock purchased (262,271 shares)	-	(3,712)	-	-	-	-	-	(3,712)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $66)	-	-	308	-	-	-	-	308
Restricted stock award expense	-	-	-	691	-	-	-	691
Common stock held by ESOP committed to
be released	-	-	80	-	223	-	-	303
Balance at September 30, 2011	$72,479	$(22,007)	$2,643	$(740)	$(4,240)	$42,029	$(46)	$90,118

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:	(In Thousands)
Net income	$1,471	$721
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	748	734
Provision for loan losses	240	575
Increase in cash surrender value of life insurance	(285)	(296)
Net realized gain on sales of securities available for sale	-	(12)
Realized gains on sales of mortgage loans	(128)	(107)
Decrease (increase) in other assets	347	(193)
(Increase) decrease in accrued interest and dividends receivable	(533)	176
Decrease in FDIC prepaid insurance	272	413
Net change in loans originated for resale	1,635	900
Net loss on sales of other real estate owned	220	99
Increase in other liabilities	182	241
Change in unearned compensation	998	1,302
Net cash provided by operating activities	5,167	4,553

Cash flows from investing activities:
Additions to premises and equipment	(491)	(318)
Loan originations and principal collections, net	(25,749)	(13,942)
Proceeds from sales of other real estate owned	675	217
Proceeds from sales of securities available for sale	-	17
Purchases of securities available for sale	-	(304)
Purchases of securities held to maturity	(34,953)	(69,658)
Maturities of securities held to maturity	45,139	75,333
Proceeds from principal paydowns of securities held to maturity	1,337	1,568
Proceeds from sale of FHLB stock	213	-
Net cash used by investing activities	(13,829)	(7,087)

Cash flows from financing activities:
Net increase in deposits	21,732	24,420
Net (decrease) increase in securities sold under agreements to repurchase	(5,132)	3,268
Payments on long-term FHLB advances	(23,630)	(9,473)
Stock purchased for treasury	(3,883)	(3,712)
Stock options exercised	(53)	-
Net cash (used) provided by financing activities	(10,966)	14,503

Net (decrease) increase in cash and cash equivalents	(19,628)	11,969

Cash and cash equivalents at beginning of period	61,122	35,873

Cash and cash equivalents at end of period	$41,494	$47,842

Supplemental cash flow information:
Interest paid on deposits	$3,380	$4,017
Interest paid on borrowings	909	1,310
Income taxes paid	361	120
Transfers from loans to other real estate owned	520	1,085
Gain on acquisition of other real estate owned	34	32

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012 and 2011

1.	Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of September 30, 2012 and for the periods ended September 30, 2012 and 2011 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods ended September 30, 2012 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011

Net income (in thousands)	$623	$371	$1,471	$721

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,929,399)	(1,617,796)	(1,848,185)	(1,526,242)
Less: average number of unallocated ESOP shares	(416,605)	(446,363)	(416,605)	(446,363)
Less: average number of dilutive restricted stock awards	(16,096)	(69,837)	(42,002)	(98,619)

Adjusted weighted average number of common
shares outstanding	5,077,268	5,305,372	5,132,576	5,368,144
Plus: dilutive outstanding restricted stock awards	12,872	16,063	25,419	28,464
Plus: dilutive outstanding stock options	-	-	-	-
Weighted average number of diluted shares outstanding	5,090,140	5,321,435	5,157,995	5,396,608

Earnings per share:
Basic- common stock	$0.12	$0.07	$0.29	$0.13
Basic- unvested share-based payment awards	$0.12	$0.07	$0.29	$0.13
Diluted- common stock	$0.12	$0.07	$0.29	$0.13
Diluted- unvested share-based payment awards	$0.12	$0.07	$0.29	$0.13

There were 595,198 and 556,198 stock options that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2011, and the nine months ended September 30, 2012:

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2012	2011
Expected dividend yield	0.86%	0.86%
Weighted average expected term	6.5 years	6.5 years
Weighted average expected volatility	23.27%	25.37%
Weighted average risk-free interest rate	1.40%	2.92%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of September 30, 2012, and changes during the nine months then ended, is as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(000's)

Outstanding at December 31, 2011	556,198	$14.23	5.74	$25
Granted	63,000	14.20	9.30	-
Exercised	(13,800)	14.12	5.17	-
Forfeited or expired	(10,200)	13.89	7.61	-
Outstanding at September 30, 2012	595,198	$14.24	5.41	$125
Exercisable at September 30, 2012	517,598	$14.27	4.87	$92
Exercisable at September 30, 2011	423,157	$14.28	5.67	$5

The Company granted 63,000 stock options in the nine months ended September 30, 2012 with a fair value of $3.32. The weighted-average grant-date fair value of options granted during 2011 was $4.07. The weighted average grant-date fair value of the options outstanding and exercisable at September 30, 2012 and December 31, 2011 was $3.85 and $3.91, respectively. For the nine months ended September 30, 2012 and 2011, share based compensation expense applicable to options granted under the Plan was $263,000 and $308,000 and the related tax benefit was $51,000 and $66,000, respectively. During the quarter ended September 30, 2012, 12,000 stock options with an exercise price of $14.29 per share, 1,200 stock options with an exercise price of $12.41 per share and 600 stock options with an exercise price of $14.10 per share were exercised. As of September 30, 2012, unrecognized stock-based compensation expense related to non-vested options amounted to $209,000. This amount is expected to be recognized over a period of 3.77 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2012 is $14.08. The Company recorded compensation cost related to stock awards of approximately $527,000 and $691,000 in the nine months ended September 30, 2012 and 2011, respectively. Stock awards with a fair value of $910,000, have vested during the year ended December 31, 2011. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. There were no awards granted by the company during the nine months ended September 30, 2012. As of September 30, 2012, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $19,000. This amount is expected to be recognized over a period of 3.44 years.

A summary of the status of the Company’s stock awards as of September 30, 2012, and changes during the nine months ended September 30, 2012, is as follows:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value

Outstanding at December 31, 2011	55,346	$14.28
Granted	-	-
Vested	53,746	14.29
Forfeited	-	-
Outstanding at September 30, 2012	1,600	$14.08

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

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1, 2012 to December 31, 2012. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company’s total expense under the Plan for the nine months ended September 30, 2012 was $26,000.

5.      Recent Accounting Pronouncements (Applicable to the Company)

In April 2011, the Financial Accounting Standards Board issued Accounting Standard Updated No. 2011-03, “Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”.   This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance is effective for first interim and annual reporting periods ending after December 15, 2011.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available for sale
Marketable equity securities	$618	$16	$(44)	$590
Total securities available for sale	$618	$16	$(44)	$590

Securities held to maturity
U.S. Treasury securities	$15,694	$1	$-	$15,695
Corporate and industrial
revenue bonds	35,050	7,438	-	42,488
Certificates of deposit	10,229	2	-	10,231
Collateralized mortgage obligations	1,352	68	-	1,420
Total securities held to maturity	$62,325	$7,509	$-	$69,834

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$-	$-	$4,277
Banker's Bank stock	183	-	-	183
Total non-marketable securities	$4,460	$-	$-	$4,460

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities available for sale
Marketable equity securities	$618	$28	$(33)	$613
Total securities available for sale	$618	$28	$(33)	$613

Securities held to maturity
U.S. Treasury securities	$26,998	$1	$(1)	$26,998
Corporate and industrial
revenue bonds	31,576	6,643	-	38,219
Certificates of deposit	13,206	7	-	13,213
Collateralized mortgage obligations	2,072	105	-	2,177
Total securities held to maturity	$73,852	$6,756	$(1)	$80,607

Non-marketable securities
Federal Home Loan Bank stock	$4,489	$-	$-	$4,489
Banker's Bank stock	183	-	-	183
Total non-marketable securities	$4,672	$-	$-	$4,672

At September 30, 2012 and December 31, 2011, securities with an amortized cost of $12.7 million and $25.5 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held to Maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$26,823	$26,841
From 1 to 5 years	2,126	2,495
From 5 to 10 years	9,554	10,667
Over 10 years	23,822	29,831
	$62,325	$69,834

Unrealized Losses on Investment Securities
Management conducts, at least on a monthly basis, a review of its investment portfolio including available for sale and held to maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by the FASB and the internal policy of the Company and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in fair value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

As of September 30, 2012 and December 31, 2011, management determined that there were no securities other-than-temporarily impaired.

The following table presents the fair value of investments with continuous unrealized losses as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$289	$(15)	$225	$(29)	$514	$(44)
Total temporarily impaired securities	$289	$(15)	$225	$(29)	$514	$(44)

	December 31, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$221	$(33)	$-	$-	$221	$(33)
U.S. Treasury securities	13,998	(1)	-	-	13,998	(1)
Total temporarily impaired securities	$14,219	$(34)	$-	$-	$14,219	$(34)

U.S. Treasury Securities
There were no unrealized losses within the U.S. Treasury securities portfolio at September 30, 2012. At December 31, 2011, unrealized losses related to five U.S. Treasury securities which all had losses for less than 12 months. Management deems these losses to be immaterial.

Collateralized Mortgage Obligations (“CMO”)
As of September 30, 2012, the Company has 12 CMO bonds, or nine individual issues, with an aggregate book value of $1.4 million, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Marketable Equity Securities
Unrealized losses within the marketable equity securities portfolio at September 30, 2012 and December 31, 2011, related to eight securities issued by two companies in the financial industry.  As of September 30, 2012, three out of the eight securities had unrealized losses for more than 12 months of $29,000, or 11.6%. In reviewing these marketable securities for OTTI, it was determined that there was no impairment. Management will continue to conduct, on at least a monthly basis, a review if its investment portfolio to determine if the value of any security has declined below its cost and whether such security is other-than-temporarily impaired.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of September 30, 2012 and December 31, 2011, the Company’s investment in FHLB stock totaled $4.3 million, and $4.5 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of September 30, 2012 and December 31, 2011, the Company received $17,000, and $13,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess captial stock from its members. On March 9, 2012, the FHLB repurchased $213,000 of FHLB stock, representing 42,765 shares.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2012. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of September 30, 2012 and December 31, 2011, the Company’s investment in Banker’s Bank totaled $183,000.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	September 30, 2012		December 31, 2011
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars In Thousands)

Real estate loans:
Residential1	$122,024	25.9%	$123,294	27.6%
Home equity	31,593	6.7%	29,790	6.7%
Commercial	185,655	39.3%	174,761	39.0%
Total	339,272	71.9%	327,845	73.3%
Construction-residential	5,530	1.2%	5,597	1.3%
Construction-commercial	38,859	8.2%	31,706	7.0%
Total construction	44,389	9.4%	37,303	8.3%
Total real estate loans	383,661	81.3%	365,148	81.6%
Consumer loans	2,598	0.5%	2,566	0.6%
Commercial loans	85,681	18.2%	79,412	17.8%
Total loans	471,940	100.0%	447,126	100.0%
Deferred loan origination costs, net	921		921
Allowance for loan losses	(4,401)		(4,576)

Loans, net	$468,460		$443,471

1 Excludes loans held for sale of $1.6 million at December 31, 2011.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At September 30, 2012 and December 31, 2011, the Company was servicing loans for participating lenders totaling $10.4 million and $8.8 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $84.6 million and $80.7 million at September 30, 2012 and December 31, 2011, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

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

Substandard. Assets that have one or more defined weakness and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Non-accruing loans are typically classified as substandard.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of September 30, 2012:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,048	$26,340	$177,697	$281,085
Special mention	7,031	8,029	3,704	18,764
Substandard	1,602	4,490	4,254	10,346
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$85,681	$38,859	$185,655	$310,195

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$120,589	$5,199		$125,788
Substandard (nonaccrual)	1,435	331		1,766
Total residential loans	$122,024	$5,530		$127,554

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,548	$31,370		$33,918
Nonperforming (nonaccrual)	50	223		273
Total consumer loans	$2,598	$31,593		$34,191

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,699	$19,904	$165,168	$259,771
Special mention	2,855	11,586	5,622	20,063
Substandard	1,858	216	3,971	6,045
Doubtful	-	-	-	-
Loss	-	-	-	-
Total commercial loans	$79,412	$31,706	$174,761	$285,879

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$121,072	$5,597		$126,669
Substandard (nonaccrual)	2,222	-		2,222
Total residential loans	$123,294	$5,597		$128,891

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,487	$29,484		$31,971
Nonperforming (nonaccrual)	79	306		385
Total consumer loans	$2,566	$29,790		$32,356

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

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential real estate, commercial real estate and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The Company recognizes the change in present value attributable to the passage of time as provision for loan losses. Large groups of smaller balance homogenous loans are collectively evaluated for impairment, and the resulting allowance is reported as the general component, as described above.

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

There were no changes in the Company’s accounting policies or methodology pertaining to the allowance for loan losses during the current period.

The following table presents the allowance for loan losses and select loan information as of, and for the three months ended, September 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2012	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482
Provision (reduction) for loan losses	54	3	134	(39)	52	10	(45)	169
Recoveries	-	-	-	-	2	3	-	5
Loans charged off	-	-	(65)	-	(177)	(13)	-	(255)
Balance as of September 30, 2012	$423	$97	$1,921	$550	$1,229	$46	$135	$4,401

The following table presents the allowance for loan losses and select loan information as of, and for the nine months ended, September 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision (reduction) for loan losses	(47)	8	95	24	109	47	4	240
Recoveries	1	-	-	-	2	13	-	16
Loans charged off	(80)	-	(65)	-	(225)	(61)	-	(431)
Balance as of September 30, 2012	$423	$97	$1,921	$550	$1,229	$46	$135	$4,401

Allowance for loan losses ending balance
Collectively evaluated for impairment	$325	$82	$1,874	$550	$1,107	$46	$122	$4,106
Individually evaluated for impairment	98	15	47	-	122	-	13	295
	$423	$97	$1,921	$550	$1,229	$46	$135	$4,401

Total loans ending balance
Collectively evaluated for impairment	$120,340	$5,199	$181,954	$34,369	$84,514	$2,598	$31,370	$460,344
Individually evaluated for impairment	1,684	331	3,701	4,490	1,167	-	223	11,596
	$122,024	$5,530	$185,655	$38,859	$85,681	$2,598	$31,593	$471,940

The following table presents the allowance for loan losses and select loan information as of, and for the year ended, December 31, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision for loan losses	123	17	272	124	231	66	9	842
Recoveries	-	-	-	-	-	18	-	18
Loans charged off	(87)	(76)	(164)	-	(317)	(65)	(6)	(715)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Allowance for loan losses ending balance
Collectively evaluated for impairment	$366	$89	$1,811	$504	$1,026	$47	$118	$3,961
Individually evaluated for impairment	183	-	80	22	317	-	13	615
	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Total loans ending balance
Collectively evaluated for impairment	$121,072	$5,597	$170,855	$31,490	$77,749	$2,566	$29,484	$438,813
Individually evaluated for impairment	2,222	-	3,906	216	1,663	-	306	8,313
	$123,294	$5,597	$174,761	$31,706	$79,412	$2,566	$29,790	$447,126

The following table presents the allowance for loan losses and select loan information as of, and for the three months ended, September 30, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2011	$416	$102	$1,879	$419	$1,483	$49	$117	$4,465
Provision for loan losses	46	8	18	69	55	10	17	223
Recoveries	-	-	-	-	-	3	-	3
Loans charged off	(38)	(34)	-	-	(282)	(15)	-	(369)
Balance as of September 30, 2011	$424	$76	$1,897	$488	$1,256	$47	$134	$4,322

The following table presents the allowance for loan losses and select loan information as of, and for the nine months ended, September 30, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	$4,431
Provision (reduction) for loan losses	(2)	4	277	86	141	57	12	575
Recoveries	-	-	-	-	-	13	-	13
Loans charged off	(87)	(76)	(163)	-	(314)	(51)	(6)	(697)
Balance as of September 30, 2011	$424	$76	$1,897	$488	$1,256	$47	$134	$4,322

Allowance for loan losses ending balance
Collectively evaluated for impairment	$342	$76	$1,817	$466	$1,090	$47	$121	$3,959
Individually evaluated for impairment	82	-	80	22	166	-	13	363
	$424	$76	$1,897	$488	$1,256	$47	$134	$4,322

Total loans ending balance
Collectively evaluated for impairment	$122,123	$4,828	$169,767	$28,562	$80,151	$2,538	$30,205	$438,174
Individually evaluated for impairment	1,832	-	3,530	219	2,182	-	41	7,804
	$123,955	$4,828	$173,297	$28,781	$82,333	$2,538	$30,246	$445,978

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended September 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,050	$1,050	$967	$-	$11
Residential construction	-	-	-	-	-
Commercial real estate	3,356	3,756	3,402	-	41
Commercial construction	4,490	4,490	4,419	-	53
Commercial	871	871	889	-	9
Consumer	-	-	-	-	-
Home equity	188	188	205	-	1
Total	$9,955	$10,355	$9,882	$-	$115

Impaired loans with a valuation allowance:
Residential real estate	$634	$634	$502	$98	$6
Residential construction	331	331	331	15	-
Commercial real estate	345	345	470	47	5
Commercial construction	-	-	-	-	-
Commercial	296	296	582	122	-
Consumer	-	-	-	-	-
Home equity	35	35	51	13	-
Total	$1,641	$1,641	$1,936	$295	$11

Total impaired loans:
Residential real estate	$1,684	$1,684	$1,469	$98	$17
Residential construction	331	331	331	15	-
Commercial real estate	3,701	4,101	3,872	47	46
Commercial construction	4,490	4,490	4,419	-	53
Commercial	1,167	1,167	1,471	122	9
Consumer	-	-	-	-	-
Home equity	223	223	256	13	1
Total	$11,596	$11,996	$11,818	$295	$126

The following table presents a summary of information pertaining to impaired loans by segment as of and for the nine months ended September 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,050	$1,050	$1,157	$-	$31
Residential construction	-	-	-	-	-
Commercial real estate	3,356	3,756	3,555	-	138
Commercial construction	4,490	4,490	2,263	-	167
Commercial	871	871	737	-	30
Consumer	-	-	-	-	-
Home equity	188	188	247	-	2
Total	$9,955	$10,355	$7,959	$-	$368

Impaired loans with a valuation allowance:
Residential real estate	$634	$634	$617	$98	$23
Residential construction	331	331	248	15	-
Commercial real estate	345	345	441	47	17
Commercial construction	-	-	54	-	-
Commercial	296	296	779	122	2
Consumer	-	-	-	-	-
Home equity	35	35	43	13	-
Total	$1,641	$1,641	$2,182	$295	$42

Total impaired loans:
Residential real estate	$1,684	$1,684	$1,774	$98	$54
Residential construction	331	331	248	15	-
Commercial real estate	3,701	4,101	3,996	47	155
Commercial construction	4,490	4,490	2,317	-	167
Commercial	1,167	1,167	1,516	122	32
Consumer	-	-	-	-	-
Home equity	223	223	290	13	2
Total	$11,596	$11,996	$10,141	$295	$410

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,127	$1,127	$1,816	$-	$32
Residential construction	-	-	19	-	-
Commercial real estate	3,424	3,749	2,710	-	191
Commercial construction	-	-	600	-	-
Commercial	580	580	791	-	21
Consumer	-	-	-	-	-
Home equity	271	271	139	-	15
Total	$5,402	$5,727	$6,075	$-	$259

Impaired loans with a valuation allowance:
Residential real estate	$1,095	$1,095	$688	$183	$39
Residential construction	-	-	97	-	-
Commercial real estate	482	482	792	80	25
Commercial construction	216	216	222	22	14
Commercial	1,083	1,083	2,085	317	52
Consumer	-	-	-	-	-
Home equity	35	35	14	13	2
Total	$2,911	$2,911	$3,898	$615	$132

Total impaired loans:
Residential real estate	$2,222	$2,222	$2,504	$183	$71
Residential construction	-	-	116	-	-
Commercial real estate	3,906	4,231	3,502	80	216
Commercial construction	216	216	822	22	14
Commercial	1,663	1,663	2,876	317	73
Consumer	-	-	-	-	-
Home equity	306	306	153	13	17
Total	$8,313	$8,638	$9,973	$615	$391

As of September 30, 2011, the total average recorded investment of impaired loans was $10.4 million and interest income recognized on impaired loans was $263,000.

Delinquency and Nonaccrual

All loan segments greater than 30 days past due are considered delinquent. The Company calculates the number of days past due based on a 30 day month. Management continuously monitors delinquency and nonaccrual levels and trends.

It is the Company’s policy to discontinue the accrual of interest on all loan classes when principal or interest payments are delinquent 90 days or more. The accrual of interest is also discontinued for impaired loans that are delinquent 90 days or more or at management’s discretion.

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

The following table presents an aging analysis of past due loans as of September 30, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,991	$248	$831	$3,070	$118,954	$122,024	$1,435
Residential construction	-	-	331	331	5,199	5,530	331
Commercial real estate	1,149	328	380	1,857	183,798	185,655	921
Commercial construction	-	-	-	-	38,859	38,859	-
Commercial	528	47	567	1,142	84,539	85,681	567
Consumer	29	2	25	56	2,542	2,598	50
Home equity	60	-	186	246	31,347	31,593	223
Total	$3,757	$625	$2,320	$6,702	$465,238	$471,940	$3,527

The following table presents an aging analysis of past due loans as of December 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,693	$179	$1,379	$3,251	$120,043	$123,294	$2,222
Residential construction	-	331	-	331	5,266	5,597	-
Commercial real estate	738	565	672	1,975	172,786	174,761	798
Commercial construction	-	-	-	-	31,706	31,706	-
Commercial	79	298	849	1,226	78,186	79,412	1,306
Consumer	83	27	74	184	2,382	2,566	79
Home equity	189	-	306	495	29,295	29,790	306
Total	$2,782	$1,400	$3,280	$7,462	$439,664	$447,126	$4,711

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

The following tables are a summary of accruing and non-accruing TDR by segment at the dates indicated:

For the Three Months Ended September 30, 2012	Number of Modifications	Recorded Investment Pre- Modification	Recorded Investment Post- Modification	Current Balance
(In Thousands)
Residential real estate	-	$-	$-	$-
Residential construction	-	-	-	-
Commercial real estate	1	264	204	204
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Home equity	-	-	-	-
Total	1	$264	$204	$204

During the three months ended September 30, 2012, there was one TDR totaling $204,000 entered into with a borrower who was experiencing financial difficulty. For the three months ended September 30, 2012, there was no interest income recorded from the restructured loan.

For the Nine Months Ended September 30, 2012	Number of Modifications	Recorded Investment Pre- Modification	Recorded Investment Post- Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$126
Residential construction	-	-	-	-
Commercial real estate	2	412	449	448
Commercial construction	-	-	-	-
Commercial	2	212	212	207
Consumer	1	27	27	24
Home equity	1	38	38	37
Total	7	$807	$853	$842

During the nine months ending September 30, 2012 there were seven TDRs totaling $853,000 entered into with borrowers who were experiencing financial difficulty. At September 30, 2012, the Company had six TDRs totaling $740,000 included in nonperforming loans. The six restructured loans continue to be reported on nonaccrual but have been performing as modified. For the nine months ended September 30, 2012, the interest income recorded from the restructured loans amounted to approximately $18,000. At September 30, 2012, the specific reserves related to TDRs granted in 2012 was $125,000. Loans modified as TDRs within the previous 12 months have been performing as agreed. There have been no defaults of payment during that period.

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

8.      Fair Value Measurements

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

There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
		Readily Available	Observable	Determined
		Market Prices	Market Data	Fair Value
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available for sale
Equity securities by industry type:
Financial	$590	$590	$-	$-
Total equity securities	$590	$590	$-	$-

	Fair Value Measurements Using
		Readily Available	Observable	Determined
		Market Prices	Market Data	Fair Value
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available for sale
Equity securities by industry type:
Financial	$613	$613	$-	$-
Total equity securities	$613	$613	$-	$-

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

	Fair Value Measurements Using
		Readily Available	Observable	Determined
		Market Prices	Market Data	Fair Value
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,346	$-	$1,346	$-
Other real estate owned	538	-	538	-
Mortgage servicing rights	326	-	326	-

	Fair Value Measurements Using
		Readily Available	Observable	Determined
		Market Prices	Market Data	Fair Value
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$2,296	$-	$2,296	$-
Other real estate owned	913	-	913	-
Loans held for sale	1,635	-	1,635	-
Mortgage servicing rights	360	-	360	-

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

Other real estate owned.  Real estate acquired through foreclosure is initially recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2. The market value approach is used to value OREO.

Impaired loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. As such, the Company records impaired loans as nonrecurring Level 2.

A valuation reserve was included in the allowance for loan losses for the above impaired loans of $295,000 and $615,000 as of September 30, 2012 and December 31, 2011, respectively. The amount of impaired loans represents the carrying value, net of the related allowance for loan losses on impaired loans, for which adjustments are based on the appraised value of the collateral, which is based on the market approach of valuation.

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

The following table sets forth information regarding the carrying amounts and estimated fair values of the Company’s instruments at the dates indicated:

	Fair Value Measurements Using
		Readily Available	Observable	Determined
	Carrying Amount	Market Prices	Market Data	Fair Value
	at September 30, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$41,494	$41,494	$-	$-
Securities available for sale	590	590	-	-
Securities held to maturity	62,325	-	69,834	-
FHLB stock	4,277	-	4,277	-

Residential real estate	122,024	-	-	120,068
Residential construction	5,530	-	-	5,513
Commercial real estate	185,655	-	-	185,312
Commercial construction	38,859	-	-	39,154
Commercial	85,681	-	-	85,592
Consumer	2,598	-	-	2,791
Home equity	31,593	-	-	31,856
Total loans	471,940	-	-	470,287

Accrued interest receivable	2,060	-	2,060	-
Mortgage servicing rights	320	-	326	-

Financial liabilities:
Deposits	$475,109	$-	$479,331	$-
Securities sold under agreements to repurchase	7,208	-	7,208	-
FHLB long term advances	35,635	-	37,622	-
Accrued interest payable	70	-	70	-

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:	(Dollars In Thousands)
Cash and cash equivalents	$61,122	$61,122
Securities available for sale	613	613
Securities held to maturity	73,852	80,607
FHLB stock	4,489	4,489
Total loans	443,471	448,781
Loans held for sale	1,635	1,635
Accrued interest receivable	1,527	1,527
Mortgage servicing rights	344	360

Financial liabilities:
Deposits	453,377	454,776
Securities sold under agreements to repurchase	12,340	12,340
FHLB long term advances	59,625	61,540
Accrued interest payable	132	132

9.  Common Stock

On September 30, 2011, the Company announced that the Board of Directors authorized a Sixth Stock Repurchase Program for the purchase of up to 287,000 shares, or approximately 5%, of the Company's common stock then outstanding upon the completion of the Fifth Stock Repurchase Program. On November 3, 2011, the Company announced that it had completed its Fifth Stock Repurchase Program for the purchase of 303,004 shares, at an average price per share of $13.84. During the third quarter of 2012, the Company repurchased 1,230 shares of Company stock, at an average price per share of $14.05. In addition, on June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. The Company will commence its Seventh Stock Repurchase program immediately upon the completion of its Sixth Repurchase Program. As of September 30, 2012, a total of 283,791 shares were authorized to be repurchased under the current stock repurchase programs. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. On October 11, 2012 the Company announced that the Sixth Stock Repurchase Program for the purchase of up to 287,000 shares, or approximately 5%, of the Company’s then outstanding stock had been completed. The Company will commence its Seventh Stock Repurchase program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock that was announced on June 1, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At September 30, 2012, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment of securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2011 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets decreased $8.3 million, or 1.4%, from $616.3 million at December 31, 2011 to $608.0 million at September 30, 2012.  The decrease in total assets was primarily due to a decrease in investments of $11.7 million, or 15.8%, and a decrease in cash and cash equivalents of $19.6 million, or 32.1%, partially offset by the increase in net loans of $25.0 million, or 5.6%, from $443.5 million, or 72.0% of total assets at December 31, 2011 to $468.5 million, or 77.1% of total assets at September 30, 2012.

The Company’s net loan portfolio increased $25.0 million, or 5.6%, during the first nine months of 2012. The significant components of the increase in net loans was an increase of $7.1 million, or 19.0%, in construction loans, an increase of $10.9 million, or 6.2%, in commercial real estate loans and an increase of $6.3 million, or 7.9%, in commercial and industrial loans. These increases were partially offset by a decrease of $1.3 million, or 1.0%, in one-to-four-family residential real estate loans. The increase in construction loans was due to the $7.2 million, or 22.6%, increase in the commercial construction portfolio to existing commercial relationships for the expansion of their facilities. Upon completion, these loans will be transferred to the commercial real estate portfolio. The decrease in one-to-four-family residential real estate loans was primarily due to prepayments and refinancing activity attributed to the historically low interest rates. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. During the first nine months of 2012, the Company sold $15.9 million in low coupon residential real estate loans and currently services $84.6 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held to maturity and available for sale securities, decreased $11.7 million, or 15.8%, to $62.9 million at September 30, 2012 from $74.5 million at December 31, 2011. The decrease in investments was primarily due to a decrease of $11.3 million, or 41.8%, in U.S. Treasuries and a decrease of $3.0 million, or 22.5%, in certificates of deposit.  These decreases were partially offset by an increase in tax-exempt bonds from $31.6 million at September 30, 2011 to $35.1 million at September 30, 2012.

Total deposits increased $21.7 million, or 4.8%, to $475.1 million at September 30, 2012 from $453.4 million at December 31, 2011. Core deposits increased $48.2 million, or 20.1%, from $240.3 million, or 53.0% of total deposits, at December 31, 2011 to $288.5 million, or 60.7% of total deposits, at September 30, 2012. Money market accounts increased $28.4 million, or 29.1%, to $126.0 million, regular savings accounts increased $2.2 million, or 4.7%, to $49.3 million, demand deposits increased $9.8 million, or 14.2%, to $78.6 million, and NOW accounts increased $7.8 million, or 29.2%, to $34.6 million. These increases were offset by a decrease in certificates of deposit of $26.4 million, or 12.4%, to $186.7 million. The decrease in certificates of deposits was mainly attributed to management’s strategic run-off of high cost accounts by allowing higher cost, short-term time deposits to mature without renewals.

Stockholders’ equity decreased $1.5 million, or 1.6%, from $90.7 million, or 14.7% of total assets, at December 31, 2011 to $89.3 million, or 14.7% of total assets, at September 30, 2012. The decrease of $1.5 million, or 1.6%, in stockholders’ equity was primarily due to the repurchase of the Company’s stock at a cost of $3.9 million, partially offset by an increase in stock-based compensation of $750,000 or 15.9%, and a decrease in additional paid-in-capital due to the exercise of stock options of $181,000, and net income of $1.5 million. Pursuant to the Company’s Stock Repurchase Programs previously announced, in the first nine months of 2012, the Company repurchased 275,209 shares of Company stock at an average price per share of $14.17. The Company’s book value per share increased $0.52, or 3.3%, from $15.83 at December 31, 2011 to $16.35 at September 30, 2012.

Allowance for Loan Losses
	At or for the Nine Months
	Ended September 30,
	2012	2011
	(Dollars In Thousands)

Allowance for loan losses at December 31	$4,576	$4,431

Charged-off loans:
Residential real estate	(80)	(87)
Construction	-	(76)
Commercial real estate	(65)	(163)
Commercial	(225)	(314)
Home equity	-	(6)
Consumer	(61)	(51)
Total charged-off loans	(431)	(697)

Recoveries on loans previously charged-off:
Residential real estate	1	-
Construction	-	-
Commercial real estate	-	-
Commercial	2	-
Home equity	-	-
Consumer	13	13
Total recoveries	16	13
Net loan charge-offs	(415)	(684)
Provision for loan losses	240	575
Allowance for loan losses, end of period	$4,401	$4,322

Ratios:
Net loan charge-offs to total average loans	0.09%	0.15%
Allowance for loan losses to total loans (1)	0.93%	0.97%
Allowance for loan losses to nonperforming
loans (2)	124.78%	109.42%
Recoveries to charge-offs	3.71%	1.87%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At September 30, 2012, the Company had six troubled debt restructurings totaling $740,000 included in nonperforming loans. The six restructured loans continue to be reported on nonaccrual but have been performing as modified.

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

At September 30, 2012, the allowance for loan losses represented 0.93% of total loans and 124.8% of nonperforming loans. The allowance for loan losses decreased $175,000, or 3.8%, from $4.6 million at December 31, 2011 to $4.4 million at September 30, 2012, due to a provision for loan losses of $71,000 offset by net charge-offs of $165,000. The provision for loan losses was $240,000 for the nine months ended September 30, 2012 compared to $575,000 for the nine months ended September 30, 2011, a decrease of $335,000, or 58.3%. Non-performing loans decreased $423,000, or 10.7%, from $4.0 million, or 0.89% of total loans, at September 30, 2011, to $3.5 million, or 0.75% of total loans, at September 30, 2012. Total non-performing assets decreased $1.0 million, or 19.2%, from $5.0 million, or 0.85% of total assets, at September 30, 2011 to $4.0 million, or 0.67% of total assets, at September 30, 2012. The allowance for loan losses as a percentage of total loans decreased from 0.97% at September 30, 2011 to 0.93% at September 30, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 109.4% at September 30, 2011 to 124.8% at September 30, 2012.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and real estate owned at the dates indicated:

	September 30,	December 31,
	2012	2011
	(Dollars In Thousands)

Nonaccrual loans:
Residential real estate	$1,435	$2,222
Construction	331	-
Commercial real estate	921	798
Commercial	567	1,306
Home equity	223	306
Consumer	50	79
Total nonaccrual loans	3,527	4,711
Other real estate owned	538	913
Total nonperforming assets	$4,065	$5,624
Ratios:
Total nonperforming loans as a
percentage of total loans (1)	0.75%	1.05%
Total nonperforming assets as a
percentage of total assets (2)	0.67%	0.91%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At September 30, 2012, the Company had six troubled debt restructurings totaling $740,000 included in nonperforming loans. The six restructured loans continue to be reported on nonaccrual but have been performing as modified.

Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At September 30, 2012, there were no loans that were over 90 days delinquent and still accruing interest.

As of September 30, 2012, nonperforming loans decreased $1.2 million, or 25.1%, to $3.5 million compared to $4.7 million as of December 31, 2011. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $787,000, or 35.4%, a decrease of $739,000, or 56.6%, in nonperforming commercial and industrial loans, a decrease of $83,000, or 27.1%, in nonperforming home equity loans, and a decrease of $29,000, or 36.7%, in nonperforming consumer loans. These decreases were partially offset by an increase of $123,000, or 15.4%, in nonperforming commercial real estate loans, and an increase of $331,000, in nonperforming construction loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan segments were not accruing interest as of September 30, 2012: 12 residential real estate loans with an outstanding balance of $1.4 million, one construction loan with an outstanding balance of $331,000, four commercial real estate loans with an outstanding balance of $921,000, seven commercial loans with an outstanding balance of $567,000, two consumer loans with an outstanding balance of $50,000 and four home equity loans with an outstanding balance of $223,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)

Demand deposits	$78,563	16.5%	$68,799	15.2%
NOW accounts	34,563	7.3%	26,747	5.9%
Savings accounts	49,345	10.4%	47,122	10.4%
Money market deposit accounts	125,983	26.5%	97,606	21.5%
Total transaction accounts	288,454	60.7%	240,274	53.0%
Certificates of deposit	186,655	39.3%	213,103	47.0%
Total deposits	$475,109	100.0%	$453,377	100.0%

Total deposits increased $21.7 million, or 4.8%, to $475.1 million at September 30, 2012 from $453.4 million at December 31, 2011. Core deposits increased $48.2 million, or 20.1%, from $240.3 million, or 53.0% of total deposits, at December 31, 2011 to $288.5 million, or 60.7% of total deposits, at September 30, 2012. Money market accounts increased $28.4 million, or 29.1%, to $126.0 million, regular savings accounts increased $2.2 million, or 4.7%, to $49.3 million, demand deposits increased $9.8 million, or 14.2%, to $78.6 million, and NOW accounts increased $7.8 million, or 29.2%, to $34.6 million. These increases were offset by a decrease in certificates of deposit of $26.4 million, or 12.4%, to $186.7 million, or 39.3% of total deposits. The decrease in certificates of deposits was mainly attributed to management’s strategic run-off of high cost accounts by allowing higher cost, short-term time deposits to mature without renewals.

Borrowings

The following sets forth information concerning our borrowings for the periods indicated:

	September 30,	December 31,
	2012	2011
Maximum amount of borrowings outstanding at any month-end during the period:	(In Thousands)
FHLB advances	$58,308	$70,564
Securities sold under agreements to repurchase	12,982	24,560
Average borrowings outstanding during the period:
FHLB advances	$51,202	$64,777
Securities sold under agreements to repurchase	9,283	17,554
Weighted average interest rate during the period:
FHLB advances	2.56%	2.57%
Securities sold under agreements to repurchase	0.16%	0.21%
Balance outstanding at end of period:
FHLB advances	$35,635	$59,265
Securities sold under agreements to repurchase	7,208	12,340
Weighted average interest rate at end of period:
FHLB advances	2.50%	2.51%
Securities sold under agreements to repurchase	0.12%	0.18%

We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $23.6 million, or 39.9%, from $59.3 million at December 31, 2011 to $35.6 million at September 30, 2012 due to payments on long-term advances of $6.8 million, and maturities on long-term advances of $16.8 million. Securities sold under agreements to repurchase decreased $5.1 million, or 41.6%, to $7.2 million at September 30, 2012 primarily due to fluctuations in the balances of these accounts.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General

The Company reported net income for the three months ended September 30, 2012 of $623,000, or $0.12 earnings per share, compared to net income of $371,000, or $0.07 earnings per share, for the same period in 2011. The increase in net income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was primarily due to an increase in net interest income of $209,000, or 4.6%, a decrease in the provision for loan losses of $54,000, or 24.2%, and a decrease in non-interest expense of $299,000, or 6.4%. These increases were partially offset by a decrease in non-interest income of $77,000, or 11.0%, and an increase in income tax expense of $233,000, or 582.5%.

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

	For the Three Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$65,681	$695	4.21%	$72,220	$684	3.76%
Loans:
Residential real estate loans	148,118	1,752	4.71%	153,195	1,915	4.96%
Commercial real estate loans	198,414	2,675	5.36%	179,341	2,615	5.78%
Consumer loans	33,818	340	4.00%	32,440	373	4.56%
Commercial loans	84,262	893	4.22%	84,764	898	4.20%
Loans, net (2)	464,612	5,660	4.85%	449,740	5,801	5.12%
Other	23,587	15	0.25%	11,804	6	0.20%
Total interest-earning assets	553,880	6,370	4.58%	533,764	6,491	4.82%
Noninterest-earning assets	42,122			40,279
Total assets	$596,002			$574,043

Interest-bearing liabilities:
Deposits:
Money market accounts	$116,318	$93	0.32%	$77,729	$71	0.36%
Savings accounts (3)	49,185	13	0.11%	46,853	12	0.10%
NOW accounts	33,411	93	1.11%	19,612	26	0.53%
Certificates of deposit	193,539	908	1.87%	209,393	1,183	2.24%
Total interest-bearing deposits	392,453	1,107	1.12%	353,587	1,292	1.45%
FHLB advances	41,285	264	2.54%	63,146	414	2.60%
Securities sold under agreement to
repurchase	7,182	2	0.11%	15,467	8	0.21%
Total interest-bearing borrowings	48,467	266	2.18%	78,613	422	2.13%
Total interest-bearing liabilities	440,920	1,373	1.24%	432,200	1,714	1.57%
Demand deposits	65,208			50,358
Other noninterest-bearing liabilities	541			443
Total liabilities	506,669			483,001
Total stockholders' equity	89,333			91,042
Total liabilities and stockholders' equity	$596,002			$574,043
Net interest-earning assets	$112,960			$101,564
Tax equivalent net interest income/
interest rate spread (4)		4,997	3.34%		4,777	3.25%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.59%			3.55%
Ratio of interest-earning assets
to interest-bearing liabilities			125.62%			123.50%
Less: tax equivalent adjustment (1)		(270)			(259)
Net interest income as reported on income statement		$4,727			$4,518

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%.
The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of income. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale and the allowance for loan losses and includes nonperforming loans.
(3)	Savings accounts include mortgagors' escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See 'Explanation of Use of Non-GAAP Financial Measurements'.

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

	Three Months Ended September 30,
	2012 compared to 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities (1)	$(205)	$216	$11
Loans:
Residential real estate loans	(64)	(99)	(163)
Commercial real estate loans	709	(649)	60
Consumer loans	15	(48)	(33)
Commercial loans	(7)	2	(5)
Total loans	653	(794)	(141)
Other	7	2	9
Total interest-earning assets (2)	$455	$(576)	$(121)

Interest-bearing liabilities:
Deposits:
Money market accounts	$32	$(10)	$22
Savings accounts (2)	1	-	1
NOW accounts	26	41	67
Certificates of deposit	(86)	(189)	(275)
Total interest-bearing deposits	(27)	(158)	(185)
FHLB advances	(141)	(9)	(150)
Securities sold under agreement
to repurchase	(3)	(3)	(6)
Total interest-bearing borrowings	(144)	(12)	(156)
Total interest-bearing liabilities	(171)	(170)	(341)
Increase in net interest income (3)	$626	$(406)	$220

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $220,000, or 4.6%, to $5.0 million for the three months ended September 30, 2012, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased four basis points from 3.55% for the three months ended September 30, 2011 to 3.59% for the three months ended September 30, 2012.

Interest and dividend income, on a tax equivalent basis, decreased $121,000, or 1.9%, to $6.4 million for the three months ended September 30, 2012. Average interest-earning assets increased $20.1 million, or 3.8%, from $533.8 million at September 30, 2011 to $553.9 million at September 30, 2012. Average loans increased $14.9 million, or 3.3%, primarily due to strong commercial real estate loan originations. Average investment securities decreased $6.5 million, or 9.1%, for the period due to the decrease in the U.S. Treasury portfolio partially offset by the $11,000, or 0.02%, increase in tax equivalent investment securities interest income primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 24 basis points to 4.58% for the three months ended September 30, 2012, primarily as a result of lower market rates of interest.

Total interest expense decreased $341,000, or 19.9%, to $1.4 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011, due to lowering deposit costs by $185,000, or 14.3%, and a decrease in cost of borrowings of $156,000 or 37.0%. Average interest-bearing liabilities increased $8.7 million, or 2.0%, to $440.9 million for the three months ended September 30, 2012 from $432.2 million for the three months ended September 30, 2011. Rates paid on average interest-bearing liabilities declined 33 basis points from 1.57% for the three months ended September 30, 2011 to 1.24% for the three months ended September 30, 2012. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 37 basis points from 2.24% at September 30, 2011 to 1.87% at September 30, 2012.

Provision for Loan Losses

The provision for loan losses was $169,000 for the three months ended September 30, 2012 compared to $223,000 for the three months ended September 30, 2011, a decrease of $54,000, or 24.2%. Non-performing loans decreased $423,000, or 10.7%, from $4.0 million, or 0.89% of total loans, at September 30, 2011, to $3.5 million, or 0.75% of total loans, at September 30, 2012. Total non-performing assets decreased $940,000, or 18.7%, from $5.0 million, or 0.85% of total assets, at September 30, 2011 to $4.1 million, or 0.67% of total assets, at September 30, 2012.

Non-Interest Income

Non-interest income decreased $77,000, or 11.0%, from $697,000 at September 30, 2011 to $620,000 at September 30, 2012. Income from customer service fees and commissions increased $72,000, or 13.1%, as income from loan sales and servicing, net decreased $33,000, or 64.7%, income from bank owned life insurance decreased $8,000, or 7.9%, and the loss on the sale of OREO increased $76,000.

Non-Interest Expenses

Non-interest expense decreased $299,000, or 6.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Non-interest expense decreased primarily due to the decrease in salaries and benefits of $272,000, or 10.0%, a decrease in FDIC insurance expense of $56,000, or 38.6%, a decrease of $34,000, or 32.7%, in stationery, supplies and postage, a decrease in advertising expense of $19,000, or 11.9%, and a decrease in data processing of $14,000, or 4.7%. These decreases were partially offset by an increase in occupancy expense of $9,000, or 2.5%, an increase in professional fees of $7,000, or 5.4%, and an increase in other non-interest expense of $87,000, or 18.3%. The decrease in salaries and benefits was directly attributed to the decrease in the expense related to the 2007 Equity Incentive Plan. The final expense on the restricted stock awards and stock options granted in 2007 was recorded on July 27, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General

The Company reported an increase in net income of $750,000, or 104.0%, from $721,000, or $0.13 earnings per share, for the nine months ended September 30, 2011 to $1.5 million, or $0.29 earnings per share, for the nine months ended September 30, 2012. The increase in net income was primarily due to an increase in net interest income of $573,000, or 4.3%, a decrease in non-interest expense of $67,000, or 0.5%, an increase in non-interest income of $129,000, or 6.6%, and a decrease in the provision for loan losses of $335,000, or 58.3%. These improvements were partially offset by an increase in income tax expense of $354,000.

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

	For the Nine Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$69,001	$2,014	3.90%	$72,916	$1,875	3.44%
Loans:
Residential real estate loans	148,912	5,444	4.88%	154,491	5,922	5.13%
Commercial real estate loans	194,422	7,957	5.47%	178,383	7,762	5.82%
Consumer loans	33,012	1,016	4.11%	32,271	1,111	4.60%
Commercial loans	80,507	2,600	4.31%	81,704	2,683	4.39%
Loans, net (2)	456,853	17,017	4.98%	446,849	17,478	5.23%
Other	33,395	54	0.22%	18,484	27	0.20%
Total interest-earning assets	559,249	19,085	4.56%	538,249	19,380	4.81%
Noninterest-earning assets	40,551			37,658
Total assets	$599,800			$575,907

Interest-bearing liabilities:
Deposits:
Money market accounts	$104,030	$261	0.34%	$73,905	$198	0.36%
Savings accounts (3)	48,497	38	0.10%	46,461	36	0.10%
NOW accounts	30,472	229	1.00%	17,064	42	0.33%
Certificates of deposit	201,782	2,852	1.89%	213,407	3,741	2.34%
Total interest-bearing deposits	384,781	3,380	1.17%	350,837	4,017	1.53%
FHLB advances	51,202	982	2.56%	66,304	1,283	2.59%
Securities sold under agreement to
repurchase	9,283	11	0.16%	17,655	27	0.20%
Total interest-bearing borrowings	60,485	993	2.19%	83,959	1,310	2.09%
Total interest-bearing liabilities	445,266	4,373	1.31%	434,796	5,327	1.64%
Demand deposits	64,220			48,922
Other noninterest-bearing liabilities	383			308
Total liabilities	509,869			484,026
Total stockholders' equity	89,931			91,881
Total liabilities and stockholders' equity	$599,800			$575,907
Net interest-earning assets	$113,983			$103,453
Tax equivalent net interest income/
interest rate spread (4)		14,712	3.25%		14,053	3.17%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.51%			3.49%
Ratio of interest-earning assets
to interest-bearing liabilities			125.60%			123.79%
Less: tax equivalent adjustment (1)		(766)			(680)
Net interest income as reported on income statement		$13,946			$13,373

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
(4)
Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See 'Explanation of Use of Non-GAAP Financial Measurements'.

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

	Nine Months Ended September 30,
	2012 compared to 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in Thousands)

Interest-earning assets:
Investment securities (1)	$(104)	$243	$139
Loans:
Residential real estate loans	(207)	(271)	(478)
Commercial real estate loans	678	(483)	195
Consumer loans	26	(121)	(95)
Commercial loans	(38)	(45)	(83)
Total loans	459	(920)	(461)
Other	24	3	27
Total interest-earning assets (2)	$379	$(674)	$(295)

Interest-bearing liabilities:
Deposits:
Money market accounts	$77	$(14)	$63
Savings accounts (2)	2	-	2
NOW accounts	52	135	187
Certificates of deposit	(195)	(694)	(889)
Total interest-bearing deposits	(64)	(573)	(637)
FHLB advances	(288)	(13)	(301)
Securities sold under agreement
to repurchase	(11)	(5)	(16)
Total interest-bearing borrowings	(299)	(18)	(317)
Total interest-bearing liabilities	(363)	(591)	(954)
Increase in net interest income (3)	$742	$(83)	$659

(1) The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.
(2)  Includes interest on mortgagors’ escrow deposits.
(3) The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $659,000, or 4.7%, to $14.7 million for the nine months ended September 30, 2012, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased two basis points from 3.49% for the nine months ended September 30, 2011 to 3.51% for the nine months ended September 30, 2012.

Interest and dividend income, on a tax equivalent basis, decreased $295,000, or 1.5%, to $19.1 million for the nine months ended September 30, 2012. Average interest-earning assets increased $21.0 million, or 3.9%, from $538.2 million at September 30, 2011 to $559.2 million at September 30, 2012. Average loans increased $10.0 million, or 2.2%, primarily due to strong commercial originations. Average investment securities decreased $3.9 million, or 5.4%, for the period due to the decrease in U.S. Treasury securities. Tax equivalent investment securities interest income increased $139,000, or 7.4%, primarily due to the increase in tax-exempt industrial revenue bond income. The yield on average interest-earning assets decreased 25 basis points to 4.56% for the nine months ended September 30, 2012, primarily as a result of lower market rates of interest.

Total interest expense decreased $657,000, or 17.9%, to $4.4 million for the nine months ended September 30, 2012 from $5.3 million for the nine months ended September 30, 2011, due to lowering deposit costs by $637,000, or 15.9%, and a decrease in cost of borrowings of $317,000, or 24.2%. Average interest-bearing liabilities increased $10.5 million, or 2.4%, to $445.3 million for the nine months ended September 30, 2012 from $434.8 million for the nine months ended September 30, 2011. Rates paid on average interest-bearing liabilities declined 33 basis points from 1.64% for the nine months ended September 30, 2011 to 1.31% for the nine months ended September 30, 2012. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 45 basis points.

Provision for Loan Losses

The provision for loan losses was $240,000 for the nine months ended September 30, 2012 compared to $575,000 for the nine months ended September 30, 2011, a decrease of $335,000, or 58.3%. Non-performing loans decreased $423,000, or 10.7%, from $4.0 million, or 0.89% of total loans, at September 30, 2011, to $3.5 million, or 0.75% of total loans, at September 30, 2012. Total non-performing assets decreased $940,000, or 18.7%, from $5.0 million, or 0.85% of total assets, at September 30, 2011 to $4.1 million, or 0.67% of total assets, at September 30, 2012. The allowance for loan losses as a percentage of total loans decreased from 0.97% at September 30, 2011 to 0.93% at September 30, 2012 and the allowance for loan losses as a percentage of non-performing loans increased from 109.4% at September 30, 2011 to 124.8% at September 30, 2012.

Non-Interest Income

Non-interest income increased $129,000, or 6.6%, from $2.0 million at September 30, 2011 to $2.1 million at September 30, 2012. Income from customer service fees and commissions increased $235,000, or 16.1%, income from loan sales and servicing, net increased $36,000, or 14.4%. These increases were partially offset by an increase of $121,000, or 122.2%, in net losses on sale of OREO, a decrease of $12,000, or 100%, in net gain on sales of securities available for sale, and a decrease of $11,000, or 3.7%, income from bank owned life insurance.

Non-Interest Expenses

Non-interest expense decreased $67,000, or 0.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Non-interest expense decreased primarily due to the decrease in salaries and benefits of $153,000, or 1.9%, a decrease of $142,000, or 34.3%, in FDIC insurance expense, a decrease of $62,000, or 5.2%, in occupancy expense, a decrease of $62,000, or 7.1%, in data processing expense and a decrease of $31,000, or 11.1%, in stationery, supplies and postage expense. These decreases were partially offset by an increase in advertising expense of $27,000, or 6.5%, an increase in professional fees of $25,000, or 5.9%, an increase of $56,000, or 7.2%, in furniture and equipment and an increase of $275,000, or 18.5%, in other non-interest expense. The increase in other non-interest expense was attributed to an $80,000, or 83.5%, increase in foreclosure related expenses, an increase of $67,000, or 18.3%, increase in equipment and software maintenance costs, an increase of $44,000, or 43.5%, increase in armored car expense, and a $51,000 non-recurring expense for the termination of a contract with a third party vendor.

Explanation of Use of Non-GAAP Financial Measurements

We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions.  However, the adjustment of interest income and yields on tax exempt securities to a tax equivalent amount may be considered to include financial information that is not in compliance with GAAP. A reconciliation from GAAP to non-GAAP is provided below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	(Dollars in Thousands)				(Dollars in Thousands)
		Average		Average		Average		Average
	Interest	Yield	Interest	Yield	Interest	Yield	Interest	Yield

Investment securities (no tax adjustment)	$425	2.57%	$425	2.33%	$1,248	2.42%	$1,195	2.19%
Tax equivalent adjustment (1)	270		259		766		680
Investment securities (tax equivalent basis)	$695	4.21%	$684	3.76%	$2,014	3.90%	$1,875	3.44%

Net interest income (no tax adjustment)	$4,727		$4,518		$13,946		$13,373
Tax equivalent adjustment (1)	270		259		766		680
Net interest income (tax equivalent basis)	$4,997		$4,777		$14,712		$14,053

Interest rate spread (no tax adjustment)		3.14%		3.06%		3.07%		3.01%
Net interest margin (no tax adjustment)		3.40%		3.36%		3.33%		3.32%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, total cash and cash equivalents totaled $40.3 million, net of reserve requirements. Securities classified as available for sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $31,000 at September 30, 2012. Other liquid assets as of September 30, 2012 included: U.S. Treasury securities and collateralized mortgages, net of pledged securities, totaling $4.4 million, and certificates of deposit of $10.2 million. At September 30, 2012, the Company had an over collateralized securities pledging position of $5.5 million.

In addition, at September 30, 2012, we had the ability to borrow a total of approximately $92.8 million from the FHLB, subject of pledging requirements. On September 30, 2012, we had $35.7 million of borrowings outstanding. We have the ability to increase our borrowing capacity with the FHLB by pledging additional loans. The Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $49.6 million at September 30, 2012. As of July 19, 2012 Banker’s Bank approved an increase of $1.0 million for the line of credit, this will increase the line of credit from $3.0 million to $4.0 million bringing the total available lines of credit to use as contingency funding sources to $7.0 million.

Certificates of deposit due within one year of September 30, 2012 totaled $95.7 million, or 51.3%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at September 30, 2012.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are presented in the following table:

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2012

Total Capital to Risk Weighted Assets
Company	$92,935	19.1%	$39,012	8.0%	N/A	N/A
Bank	$84,575	17.4%	$38,923	8.0%	$48,653	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$88,534	18.2%	$19,506	4.0%	N/A	N/A
Bank	$80,174	16.5%	$19,461	4.0%	$29,192	6.0%

Tier 1 Capital to Average Assets
Company	$88,534	14.9%	$23,809	4.0%	N/A	N/A
Bank	$80,174	13.5%	$23,770	4.0%	$29,712	5.0%

					Minimum
					to be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2011

Total Capital to Risk Weighted Assets
Company	$94,009	19.6%	$38,362	8.0%	N/A	N/A
Bank	$81,606	17.0%	$38,291	8.0%	$47,864	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$89,433	18.7%	$19,181	4.0%	N/A	N/A
Bank	$77,030	16.1%	$19,146	4.0%	$28,718	6.0%

Tier 1 Capital to Average Assets
Company	$89,433	14.8%	$24,148	4.0%	N/A	N/A
Bank	$77,030	12.8%	$24,096	4.0%	$30,120	5.0%

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

A total of $1.4 million in dividends was declared in June 2012 from Chicopee Funding Corporation (“CFC”) to the Company. CFC paid the dividend in June 2012; there have been no other dividends during the year.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2012	2011

Commitments to grant loans	$29,311	$16,957
Unfunded commitments for construction loans	10,325	18,665
Unfunded commitments under lines of credit	71,255	72,466
Standby letters of credit	1,370	1,139

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.4 million at September 30, 2012 and $1.1 million at December 31, 2011, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2012 and December 31, 2011 was not significant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Qualitative Aspects of Market Risk

We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; increasing our focus on shorter-term, adjustable-rate commercial and multi-family lending; selling fixed-rate mortgage loans; and periodically selling available for sale securities.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2012 through September 30, 2013 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	3.0%
Up 400 - 24 months	2.0%
Up 300 - 12 months	4.0%
Up 200 - 12 months	9.0%
Up 100 - 12 months	4.0%
Base	0.0%
Down 100	-2.0%

As indicted in the table above, the results of a 100 and 200 basis instantaneous increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 4.0% and 9.0%, respectively. A 300 basis point gradual increase over 12-months is estimated to increase net interest income by 4.0%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 2.0% and 3.0% in the first twelve months.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2012, the risk factors for the Company have not changed materially from those reported in our 2011 Annual Report on Form 10-K. However, the risks described in our 2011 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2011, the Company announced that the Board of Directors authorized a Sixth Stock Repurchase Program (the “Sixth Stock Repurchase Program”) for the purchase of up to 287,000, or 5%, of the shares of the Company's common stock outstanding. During the nine months ended September 30, 2012, the Company repurchased 271,609 shares of Company stock for $3.9 million, at an average price of $14.26 per share. During the third quarter of 2012, the Company repurchased 1,230 shares of Company stock, at an average price per share of $14.05. The repurchases made in the third quarter of 2012 were as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

July 1-31, 2012	1,230	$14.05	275,209	283,791

August 1-31, 2012	-	-	275,209	283,791

September 1-30, 2012	-	-	275,209	283,791

Total	1,230	$14.05

In addition, on June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000, or 5%, of the shares of the Company’s outstanding common stock. The Company will commence its Seventh Stock Repurchase Program immediately upon the completion of its Sixth Repurchase Program. The Company intends to repurchase its shares under both the Sixth and Seventh Repurchase Programs from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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
101.0
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for each of the three and nine month periods ended September 30, 2012 and 2011,  (iii) the Consolidated Statement of Comprehensive Income for each of the three and nine month periods ended September 30, 2012 and 2011, (iv) the Consolidated Changes in Stockholders’ Equity for each of the nine month periods ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail. (3)

(1)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CHICOPEE BANCORP, INC.

Dated: November 8, 2012	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2012		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)