Form 10-K
period 2012-12-31
CHICOPEE BANCORP, INC.
filed 2013-03-15
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ____NO    X

On June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $74,857,308.

The number of shares of Common Stock outstanding as of March 4, 2013 was 5,428,585.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Stockholders, to be held on May 29, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854.  The Bank is a full-service, community oriented financial institution offering products and services to individuals and businesses through nine offices located in Western Massachusetts. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Depositor’s Insurance Fund (“DIF”) of Massachusetts. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Chicopee Savings Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, including home equity loans, and investing in a variety of investment securities. The Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and borrowings. The Bank also sells residential one-to-four family real estate loans to the secondary market to reduce interest rate risk.  The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities, fees from its retail banking operation, and investment management.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the FHLB and proceeds from loan sales. The Bank also provides access to insurance and investment products through its Financial Services Division.

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

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2012, which is the most recent date for which data is available from the FDIC, we held approximately 5.03% of the deposits in Hampden County, which was the 8th largest market share out of the 20 banks and thrifts with offices in Hampden County.  This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks.  There are 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts.  In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group, First Niagara Financial Group, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $468.7 million at December 31, 2012 compared to $447.1 million at December 31, 2011, representing 78.1% and 72.5% of total assets, respectively. In its lending activity, the Company originates one-to-four family real estate loans, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not originate loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $169.7 million in fiscal year 2012 and $143.4 million in 2011, including residential mortgage loans sold to the secondary market of $24.4 million and $18.2 million, respectively. Servicing rights are retained on all loans originated and sold into the secondary market.

Residential Real Estate Loans. At December 31, 2012 and 2011, the residential real estate loan portfolio totaled $120.3 million and $123.3 million, or 25.7% and 27.6% of the total loan portfolio, with an average yield of 4.66% and 5.07%, respectively. This yield calculation includes residential construction loan balances and related interest income. Residential real estate loans originated totaled $48.8 million and $37.9 million in 2012 and 2011, respectively, including loans sold to the secondary market. Of the residential real estate loans outstanding at December 31, 2012, $100.9 million, or 83.9%, were adjustable rate loans. Total loans serviced for others as of December 31, 2012 and 2011 were $87.1 million and $80.7 million, respectively. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

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

The largest owner-occupied residential real estate loan was $1.6 million and was performing according to its original terms as of December 31, 2012.

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

Commercial Real Estate Loans.  At December 31, 2012 and 2011, commercial real estate loans totaled $189.5 million and $174.8 million, or 40.4% and 39.0% of the total loan portfolio, with an average yield of 5.50% and 5.77%, respectively. This yield calculation includes commercial construction and residential investment loan balances and interest income. Our commercial real estate and residential investment loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2012, our largest commercial real estate loan was $6.1 million and was secured by a retail building in Chicopee, Massachusetts. This loan was performing according to the original terms at December 31, 2012.

At December 31, 2012, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $19.3 million and $15.2 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2012, we had 11 land loans totaling $1.0 million.

Construction Loans. At December 31, 2012 and 2011, the Company had $40.1 million and $37.3 million of construction loans outstanding, representing 8.5% and 8.3% of the total loan portfolio, respectively. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2012, our largest outstanding residential construction loan was $352,000, of which $125,000 was outstanding. At December 31, 2012, our largest outstanding commercial construction loan was $8.8 million, of which $6.3 million was outstanding for the development of an office building. These loans were performing in accordance with their original terms at December 31, 2012.

Commercial and Industrial Loans.  The Company originated $41.0 million and $39.0 million in commercial loans in 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had $84.6 million and $79.4 million in commercial loans, representing 18.0% and 17.8% of the total loan portfolio, with an average yield of 4.31% and 4.39%, respectively. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial loans.

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

At December 31, 2012, our largest commercial term loan was a $2.1 million loan secured by real estate located in East Longmeadow, Massachusetts, including all assets of the borrower. The loan was performing according to its original terms at December 31, 2012. Our largest lending exposure was a $15.0 million commercial lending relationship, of which $12.5 million  was outstanding at December 31, 2012. The relationship consists of five separate entities each providing independent cash flow and were secured by the assets of the borrower, including all assets and commercial real estate. The loans were performing in accordance with their original terms at December 31, 2012.

Consumer Loans. The Company originated $9.3 million and $10.3 million of consumer loans in 2012 and 2011, respectively. At December 31, 2012 and 2011, consumer loans outstanding totaled $34.2 million and $32.4 million, or 6.9% and 7.3% of the total loan portfolio, with an average yield of 4.09% and 4.52%, respectively. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles and recreational vehicles and pools and spas and home improvement loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2012, our general regulatory limit on loans to one borrower was $16.9 million. At December 31, 2012, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. Our largest lending exposure was a $15.0 million commercial lending relationship, of which $12.5 million  was outstanding at December 31, 2012. The relationship consists of five separate entities each providing independent cash flow and were secured by the assets of the borrower, including all assets and commercial real estate. The loans were performing in accordance with their original terms at December 31, 2012.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We are also required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2012.

At December 31, 2012, our investment portfolio consisted primarily of short-term U.S Treasury securities, investment-grade tax-exempt industrial revenue bonds, certificates of deposit, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2012, $29.6 million, or 6.3% of our total deposits were municipal deposits, consisting of five individual municipalities, with an average life of 13.5 years. At December 31, 2012, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and price the deposit products depending on our needs for funds and rates on borrowings.  Deposit accounts at the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Pursuant to the Dodd-Frank Act, certain noninterest bearing checking accounts have unlimited coverage through December 31, 2012. In addition, as a Massachusetts-chartered savings bank, Chicopee Savings Bank is required to be member of the Massachusetts Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The combination of FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposits.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger. Through Linsco/Private Ledger, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Linsco/Private Ledger from sales to customers. For the years ended December 31, 2012, 2011 and 2010, we received fees of $312,000, $232,000 and $183,000, respectively, through our relationship with Linsco/Private Ledger.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2012, CSB Colts had total assets of $38.9 million consisting primarily of tax-exempt industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2012 was $1.5 million. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2012, CSB Investment had total assets of $4.5 million consisting primarily of certificates of deposit, U.S. Treasury securities, collateralized mortgage obligations, and marketable equity securities. CSB Investment’s net income for the year ended December 31, 2012 was $39,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned (“OREO”). At December 31, 2012, Cabot Realty had total assets of $1.2 million consisting primarily of cash and cash equivalents of $602,000 and OREO of $572,000. Cabot Realty’s net loss for the year ended December 31, 2012 was $394,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2012 had total assets of $17,000.

Personnel

As of December 31, 2012, we had approximately 116 full-time employees and 22 part-time employees, none of whom is represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

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

The Dodd-Frank Act

The Dodd-Frank Act, which became effective on July 21, 2010, has significantly changed the bank regulatory structure.  As the Act is implemented, it is resulting in far-reaching changes across the financial regulatory landscape, including, among other things:

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

●	New rules promulgated by the FDIC under which assessments are based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.

●	A permanent increase in the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. During 2012, a total of $2.0 million in dividends were declared from the Chicopee Funding Corporation ("CFC") to the Company. CFC paid the dividends in June and December 2012. During the year ended December 31, 2011 there were no dividends paid from CFC to the Company. As of December 31, 2012, a total of $1.6 million in dividends were declared from the Bank to the Company. The Bank paid the dividends in June and December 2012. During the year ended December 31, 2011 there were no dividends from the Bank to the Company.

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

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0% (200% for certain recourse obligations) . State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, in November 2012, the agencies indicated that, due to the volume of public comments received, the final rule would be delayed past January 1, 2013

Standards for Safety and Soundness As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2012, Chicopee Savings Bank paid $34,000 in fees related to the FICO.
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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million.  The first $12.4 million of otherwise reservable balances are exempt from the reserve requirements.  The amounts are adjusted annually.  Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Chicopee Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2012, Chicopee Savings Bank was in compliance with this requirement with an investment in stock of the FHLB at December 31, 2012 of $4.3 million.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 until the first quarter of 2011. For the years ended December 31, 2012 and 2011, the Company received $22,000, and $13,000 in dividend income from its FHLB stock investment, respectively.

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

Below is information regarding our executive officers who are not also Directors.  Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2012.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 62.

Guida R. Sajdak was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and Bank effective July 1, 2010.  Ms. Sajdak has been employed by the Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 39.

Item 1A.  Risk Factors.

Our increased emphasis on commercial real estate and commercial business lending may expose us to increased lending risks. At December 31, 2012, our loan portfolio included $189.5 million of commercial real estate loans, equaling 40.4% of total loans, and $84.6 million of commercial business loans, equaling 18.0% of total loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential real estate loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four-family residential real estate loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.  Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2013.  The economic downturn was accompanied by deteriorated loan portfolio quality at many institutions, including Chicopee Savings Bank.  In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this “Risk Factors” section.  In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

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

For further discussion of how changes in interest rates could impact us, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management-Interest Rate Risk Management.”

Historically low interest rates may adversely affect our net interest income and profitability. During the past four years it has been the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has stated that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 0.93% of total loans at December 31, 2012. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

We are subject to extensive regulatory oversight. We are subject to extensive supervision, regulation, and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Massachusetts Division of Banks. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, the Depositor's Insurance Fund of Massachusetts, and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

The Dodd-Frank Act, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau, and will continue to result in new rules and regulations that are expected to increase our costs of operations.  The Dodd-Frank Act has significantly changed the bank regulatory structure and the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital must be restricted to capital instruments considered to be Tier 1 capital for insured depository institutions at the time the legislation was enacted.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect at the time the Dodd-Frank Act was enacted.  It also directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. In addition, effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change could have an adverse effect on our interest expense.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Chicopee Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  For additional changes under the Dodd-Frank Act, see “Regulation and Supervision-The Dodd-Frank Act.”

It is difficult to predict at this time the full impact that the Dodd-Frank Act and its implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, some of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.
Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers. Federal, state and local laws and policies could reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. Restrictions on Chicopee Savings Bank's rights as creditor could result in increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2012, we held 5.03% of the deposits in Hampden County, which was the 8th largest market share of deposits out of the 20 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 18 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock.  For the twelve months ended December 31, 2012, our return on average equity was 2.75%.

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

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. The FHLB of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid for 2012 were equal to annualized rate of 30 basis points per share, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $8.6 million at December 31, 2012. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2012:

		Location	Year Opened	Lease Expires
Owned
	Main Office:
		70 Center Street	1973
		Chicopee, MA 01013
	Branch Offices:
		39 Morgan Road	2005
		West Springfield, MA 01089
		569 East Street	1976
		Chicopee, MA 01020
		435 Burnett Road	1990
		Chicopee, MA 01020
		219/229 Exchange Street	2009/1998
		Chicopee, MA 01013
Leased
		599 Memorial Drive	1977	2017
		Chicopee, MA 01020
		477A Center Street	2002	2022
		Ludlow, MA 01056
		350 Palmer Road	2009	2027
		Ware, MA 01082
		32 Willimansett Street	2008	2027 (1)
		South Hadley, MA 01075

(1) The lease is for the land only, the building is owned by Chicopee Savings Bank.

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “CBNK.”  The following table sets forth the high and low closing prices of the common stock for the years ended December 31, 2012 and 2011, as reported by NASDAQ. The Company did not pay any dividend to shareholders during the years ended December 31, 2012 and 2011.

	High	Low		High	Low
2012			2011
First Quarter	$14.67	$13.18	First Quarter	$14.45	$12.60
Second Quarter	14.85	13.30	Second Quarter	14.69	13.91
Third Quarter	15.11	14.01	Third Quarter	14.38	12.58
Fourth Quarter	15.89	13.70	Fourth Quarter	14.10	13.00

Chicopee Bancorp’s ability to pay dividends is dependent on dividends received from Chicopee Savings Bank and its other subsidiaries. For a discussion of restrictions on the payment of cash dividends by Chicopee Savings Bank, see “Business—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Chicopee Bancorp common stock with the cumulative total return on the NASDAQ Index (U.S. Companies) and with the SNL Thrift <$500M Index.  The graph assumes $100 was invested at the close of business on December 31, 2007.

Shareholders and Issuer Purchases of Equity Securities

As of March 4, 2012, the Company had approximately 650 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	22,070	$14.52	293,679	265,321
November 1-30, 2012	6,425	13.95	300,104	258,896
December 1-31, 2012	5,950	14.14	306,054	252,946
Total	34,445	$14.35

(1)
On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or 5%, of the Company's common stock outstanding upon the completion of the Sixth Stock Repurchase Program. On October 11, 2012, the Company announced that it had completed its Sixth Stock Repurchase Program for the purchase of 287,000 shares, at an average price per share of $14.26. During the fourth quarter of 2012, the Company repurchased 34,445 shares of Company stock, at an average price per share of $14.35. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. A total of 252,946 shares are authorized to be repurchased under the current stock repurchase program.

Item 6.  Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Selected Financial Data:
Total assets	$599,982	$616,306	$573,704	$544,150	$527,699
Cash and cash equivalents	39,608	61,122	35,873	20,075	23,100
Loans, net	465,211	443,471	430,307	424,655	416,076
Securities available-for-sale	621	613	362	503	5,268
Securities held-to-maturity	59,568	73,852	69,713	62,983	49,662
Deposits	466,177	453,377	391,937	365,498	334,767
Advances from the Federal Home Loan Bank	33,332	59,265	71,615	63,675	76,567
Total stockholders' equity	89,969	90,782	91,882	94,172	94,017
Nonperforming assets	4,559	5,624	6,756	4,924	3,185

Selected Operating Data:
Interest and dividend income	$24,397	$24,850	$24,857	$24,514	$25,783
Interest expense	5,627	6,902	8,016	9,107	11,189
Net interest and dividend income	18,770	17,948	16,841	15,407	14,594
Provision for loan losses	442	842	1,223	897	315
Net interest income after provision
for loan losses	18,328	17,106	15,618	14,510	14,279
Non-interest income	3,023	2,650	2,626	1,312	2,001
Non-interest expense	18,305	18,734	18,009	18,045	15,882
Income (loss) before provision for income taxes	3,046	1,022	235	(2,223)	398
Income tax expense (benefit)	581	(78)	(230)	(627)	376
Net income (loss)	$2,465	$1,100	$465	$(1,596)	$22
Earnings (loss) per share
Basic	$0.49	$0.21	$0.08	$(0.28)	$—
Diluted	$0.48	$0.21	$0.08	$(0.28)	$—

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	4.55%	4.73%	4.96%	5.03%	5.53%
Average rate paid on interest-bearing liabilities	1.27%	1.57%	1.91%	2.26%	3.02%
Average interest rate spread (2)	3.28%	3.16%	3.05%	2.77%	2.51%
Net interest margin (3)	3.54%	3.47%	3.40%	3.18%	3.15%
Ratio of interest-earning assets to
interest-bearing liabilities	126.51%	124.18%	122.61%	121.58%	126.71%
Non-interest expenses as a percent of
average assets	3.06%	3.21%	3.24%	3.39%	3.19%
Return on average assets	0.41%	0.19%	0.08%	(0.30)%	—%
Return on average equity	2.75%	1.20%	0.49%	(1.69)%	0.02%
Ratio of average equity to average assets	15.02%	15.72%	17.04%	17.76%	19.85%
Efficiency ratio (4)	81.67%	88.06%	91.59%	102.74%	94.56%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	19.3%	19.6%	20.7%	23.4%	23.6%
Tier 1 capital to risk-weighted assets	18.4%	18.7%	19.7%	22.4%	22.8%
Tier 1 capital to average assets	15.0%	14.8%	16.1%	17.4%	18.4%

Asset Quality Ratios:
Nonperforming loans as a
percent of total loans	0.85%	1.05%	1.49%	1.13%	0.69%
Nonperforming assets as a
percent of total assets	0.76%	0.91%	1.18%	0.90%	0.60%
Allowance for loan losses as a percent
of total loans	0.93%	1.02%	1.02%	0.95%	0.79%
Allowance for loan losses as a percent of
nonperforming loans and troubled debt
restructurings	109.50%	97.13%	68.49%	84.17%	114.30%
Net loans charged-off to average interest-
earning loans	0.14%	0.16%	0.20%	0.04%	0.01%

Other Data:
Banking offices at end of year	9	9	9	9	8

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
(4)
The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on sales of investment securities, property, loans and other, net. At December 31, 2012 the ratio is calculated as follows (in thousands):

Non-interest expenses	$18,305
Tax equivalent net interest income	$19,807
Non-interest income	3,023
Add back:
Loan sales and servicing, net	(667)
Loss on sale of other real estate owned	249
Total income included in calculation	$22,412
Non-interest expenses divided by total income	81.67%

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

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges fees and commissions, which include service charges on deposit accounts, brokerage fee income and other loan fees (including loan brokerage fees and late charges), income from bank-owned life insurance and income from loan sales and servicing. In addition, we recognize income or losses from the sale of securities available-for-sale in years that we have such sales.

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

Continuing to increase our commercial relationships in our expanding market area. We have diversified our loan portfolio beyond residential loans by increasing our commercial relationships. Our commercial real estate, commercial construction and commercial and industrial loan portfolio has increased $88.3 million, or 39.9%, from $221.5 million, or 52.9% of the total loan portfolio, at December 31, 2008 to $309.8 million, or 66.1% of the total loan portfolio, at December 31, 2012. Business deposit accounts have increased $33.3 million, or 128.6%, from $25.9 million at December 31, 2008 to $59.2 million at December 31, 2012. In order to support the growth in the commercial loan portfolio, we have also increased the number of commercial lenders and commercial lending administrative staff.

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

Increasing our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $312,000, $232,000 and $183,000 of non-interest income during the years ended December 31, 2012, 2011, and 2010, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency and cost control. Non-interest expense decreased $429,000, or 2.3%, from $18.7 million, or 3.21% of average total assets, at December 31, 2011 to $18.3 million, or 3.06% of average total assets, at December 31, 2012. The decrease in expenses was largely due to the decrease in salaries and benefits of $466,000, or 4.3%, and a decrease in FDIC insurance premium fees of $180,000, or 33.5%. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment which have had a negative impact on our expense ratio over the short term. Our non-interest expenses are also impacted as a result of the financial, accounting, legal and compliance and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and options and restricted stock granted to employees and executives. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients pursuant to our 2007 Equity Incentive Plan.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2012, our ratio of nonperforming loans (loans which are 90 or more days delinquent) to total loans was 0.85% of our total loan portfolio. Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total Assets. Total assets decreased $16.3 million, or 2.6%, from $616.3 million at December 31, 2011 to $600.0 million at December 31, 2012.  The decrease was primarily due to a $21.5 million, or 35.2%, decrease in cash and cash equivalents, and a decrease in investments of $14.3 million or 19.2%. These decreases were partially offset by the increase in net loans of $21.7 million, or 4.9%, from $443.5 million, or 72.0% of total assets, at December 31, 2011 to $465.2 million, or 77.5% of total assets, at December 31, 2012.

Cash and Cash Equivalents.  Cash, including correspondent bank balances and federal funds sold, decreased $21.5 million, or 35.2%, from $61.1 million at December 31, 2011 to $39.6 million at December 31, 2012.

Investments. The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $14.3 million, or 19.2%, from $74.5 million at December 31, 2011 to $60.2 million at December 31, 2012. The decrease in investments was primarily due to a $13.3 million, or 49.2%, decrease in the U.S. Treasury portfolio, a $4.2 million, or 31.5%, decrease in certificates of deposit, and a decrease of $892,000, or 43.1%, in collateralized mortgage obligations, partially offset by the increase in tax-exempt industrial revenue bonds of $4.1 million, or 12.9%.

Net Loans. Net loans increased $21.7 million, or 4.9%, from $443.5 million at December 31, 2011 to $465.2 million at December 31, 2012. Commercial real estate loans increased $14.7 million, or 8.4%, commercial and industrial loans increased $5.2 million, or 6.5%, commercial construction loans increased $4.1 million, or 12.9%, and home equity loans increased $1.9 million, or 6.5%. These increases were partially offset by a decrease in one-to four-family residential loans of $3.0 million, or 2.5%,  a decrease in residential construction loans of $1.3 million, or 22.6%, and a decrease of $74,000, or 2.9%, in consumer loans. The decrease in residential real estate loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. The residential construction portfolio decreased as borrowers completed construction projects and the demand for construction loans decreased due to the economy. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $24.4 million fixed rate, low coupon residential real estate loans originated in 2012 to the secondary market. The Company currently services $87.1 million in loans sold to the secondary market. Servicing rights will continue to be retained on all loans originated and sold in the secondary market.

Deposits and Borrowed Funds. Total deposits increased $12.8 million, or 2.8%, from $453.4 million at December 31, 2011 to $466.2 million at December 31, 2012. NOW accounts increased $10.0 million, or 37.3%, to $36.7 million, money market deposit accounts increased $30.1 million, or 30.9%, to $127.7 million, demand accounts increased $6.6 million, or 9.6%, to $75.4 million and regular savings accounts increased $1.8 million, or 3.7%, to $48.9 million. These increases were offset by a decrease in certificates of deposit of $35.7 million, or 16.7%, to $177.4 million.  The decrease in certificates of deposit was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. The $35.7 million, or 16.7%, decrease in certificates of deposit was offset by the $48.5 million, or 20.2%, increase in low cost relationship focused transaction and savings accounts.

Total borrowings, including securities sold under agreement to repurchase of $9.8 million and Federal Home Loan Bank (“FHLB”) advances of $33.3 million, decreased $28.5 million, or 39.8%, to $43.1 million at December 31, 2012. FHLB advances decreased $25.9 million, or 43.8%. On December 24, 2012, the Bank restructured $6.7 million of FHLB advances. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise. Prior to this restructuring, these advances had a weighted average cost of 2.40% and a weighted average maturity term of 16.1 months. After this restructuring, the weighted average cost was reduced by 0.64% to 1.76% and the weighted average maturity term was extended 31.3 months to 47.4 months. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding advances. Repurchase agreements decreased $2.6 million, or 20.9%, from $12.3 million at December 31, 2011 to $9.8 million at December 31, 2012.

Total Stockholders’ Equity. Total stockholders’ equity at December 31, 2012 was $90.0 million compared to $90.8 million at December 31, 2011. The decrease was primarily attributed to the Company’s stock repurchase plan of $4.4 million, partially offset by an increase in stock-based compensation of $1.1 million,  and net income of $2.5 million. In 2012, the Company purchased 307,718 shares of the Company’s common stock at a cost of $4.4 million and an average per share price of $14.22. Our capital management strategies allowed us to increase our book value per share by $0.74, or 4.7%, to $16.57 at December 31, 2012 compared to $15.83 at December 31, 2011.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate residential investment, construction and consumer loans.

The size of our residential real estate loan portfolio has decreased from $123.3 million at December 31, 2011 to $120.3 million at December 31, 2012, primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $24.4 million of fixed rate, low coupon residential real estate loans originated in 2012 to the secondary market. Servicing rights will continue to be retained on all loans originated and sold in the secondary market.

The commercial real estate and residential investment portfolio increased $14.7 million, or 8.4%, from $174.8 million at December 31, 2011 to $189.5 million at December 31, 2012 as a result of new commercial loan relationships.

Commercial and industrial loans increased from $79.4 million at December 31, 2011 to $84.6 million at December 31, 2012 as a result of new commercial relationships due to increased marketing efforts and offering a wider variety of services for commercial borrowers, including cash management products.

The construction loan portfolio increased from $37.3 million at December 31, 2011 to $40.1 million at December 31, 2012. Commercial construction increased $4.1 million, or 12.9%, from $31.7 million at December 31, 2011 to $35.8 million at December 31, 2012 due to two commercial construction projects to existing borrowers. Residential construction decreased $1.3 million, or 22.6%, as borrowers completed existing projects and the demand for new construction loans decreased.

The consumer and home equity loan portfolio increased $1.9 million, or 5.8%, from $32.4 million at December 31, 2011 to $34.2 million at December 31, 2012, primarily due to refinancing activity attributed to the decline in interest rates to historically low levels.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential real estate	$120,265	25.7%	$123,294	27.6%	$132,670	30.6%	$139,937	32.7%	$157,208	37.6%
Home equity	31,731	6.8%	29,790	6.7%	29,933	6.9%	29,320	6.9%	27,184	6.5%
Commercial	189,472	40.4%	174,761	39.0%	162,107	37.4%	147,255	34.4%	134,085	32.0%
Total real estate loans	341,468	72.9%	327,845	73.3%	324,710	74.9%	316,512	74.0%	318,477	76.1%
Construction loans:
Residential	4,334	0.9%	5,597	1.3%	6,428	1.5%	9,192	2.1%	8,431	2.0%
Commercial	35,781	7.6%	31,706	7.0%	26,643	6.1%	29,121	6.9%	33,198	7.9%
Total construction loans	40,115	8.5%	37,303	8.3%	33,071	7.6%	38,313	9.0%	41,629	9.9%
Total real estate and construction loans	381,583	81.4%	365,148	81.6%	357,781	82.5%	354,825	83.0%	360,106	86.0%
Consumer loans	2,492	0.6%	2,566	0.6%	3,165	0.7%	4,390	1.0%	4,045	1.0%
Commercial loans	84,583	18.0%	79,412	17.8%	72,847	16.8%	68,552	16.0%	54,255	13.0%
Total loans	468,658	100.0%	447,126	100.0%	433,793	100.0%	427,767	100.0%	418,406	100.0%
Deferred loan origination costs, net	917		921		945		965		1,003
Allowance for loan losses	(4,364)		(4,576)		(4,431)		(4,077)		(3,333)
Loans, net	$465,211		$443,471		$430,307		$424,655		$416,076

Loan Maturity. The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate mortgage loans include residential and commercial real estate loans and home equity loans.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
	(In Thousands)
Amounts due:
One year or less	$1,016	$12,837	$54,006	$185	$68,044
More than one year to five years	11,268	17,019	21,193	1,830	51,310
More than five years	329,184	10,259	9,384	477	349,304
Total amount due	$341,468	$40,115	$84,583	$2,492	$468,658

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013 that have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs. Real estate loans include residential and commercial real estate loans. Consumer loans include home equity loans.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans	$43,107	$297,345	$340,452
Construction	7,927	19,351	27,278
Commercial	23,458	7,119	30,577
Consumer	2,171	136	2,307
Total loans	$76,663	$323,951	$400,614

Securities. The securities portfolio consists primarily of tax-exempt industrial revenue bonds, U.S. Treasury securities and certificates of deposit. Total securities decreased $14.3 million, or 19.2%, from $74.5 million million at December 31, 2012 to $60.1 million at December 31, 2012. The decrease was primarily due to maturities of U.S. Treasury securities of $36.0 million, maturities of tax-exempt industrial revenue bonds of $2.7 million, $23.4 million of maturities in certificates of deposit, and maturities of collateralized mortgage obligations of $892,000. These decreases were partially offset by purchases of U.S. Treasury securities of $22.7 million, $7.9 million in tax-exempt industrial revenue bonds, and $19.3 million in certificates of deposit.

Total securities increased $4.4 million, or 6.3%, from $70.1 million at December 31, 2010 to $74.5 million at December 31, 2011. The increase was primarily due to purchases of U.S. Treasury securities of $58.0 million, tax-exempt industrial revenue bonds of $8.9 million and $32.0 million in certificates of deposit. These increases were partially offset by maturities of U.S. Treasury securities of $61.8 million, maturities of certificates of deposit of $30.5 million, and maturities of collateralized mortgage obligations of $1.8 million.

Total securities increased $6.6 million, or 10.5%, from $63.4 million at December 31, 2009 to $70.1 million at December 31, 2010. The increase was primarily due to purchases of U.S. Treasury securities of $90.4 million, tax-exempt industrial revenue bonds of $11.9 million and purchases of certificates of deposit of $11.7 million, partially offset by maturities of U.S. Treasury securities of $102.7 million, a maturity of a debt security of U.S. Government sponsored enterprises of $2.0 million and pay downs and maturities of collateralized mortgage obligations and tax-exempt industrial revenue bonds of $2.3 million.

All of our collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac.

The following table sets forth, at the dates indicated, information regarding the amortized cost and market values of the Company's investment securities.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities ¹	$581	$621	$618	$613	$319	$362
Total securities available-for-sale	$581	$621	$618	$613	$319	$362
Securities held-to-maturity
U.S. Treasury securities	13,691	13,693	26,998	26,998	30,817	30,816
Corporate and industrial revenue bonds	35,656	43,137	31,576	38,219	23,348	26,950
Certificates of deposit	9,041	9,045	13,206	13,213	11,725	11,749
Collateralized mortgage obligations	1,180	1,233	2,072	2,177	3,823	4,023
Total securities held-to-maturity	$59,568	$67,108	$73,852	$80,607	$69,713	$73,538
Total securities	$60,149	$67,729	$74,470	$81,220	$70,032	$73,900

¹ Does not include investments in FHLB stock or Banker’s Bank stock totaling $4.3 million and $183,000, respectively, at December 31, 2012, and totaling $4.5 million and $183,000, respectively, at December 31, 2011, and 2010.

The amortized cost of securities available-for-sale decreased $37,000, or 59.9%, from $618,000 at December 31, 2011 to $581,000 at December 31, 2012, primarily due to a OTTI charge of $37,000 relating to three securities issued by one company in the financial industry. The fair value of securities available-for-sale increased $8,000, or 13.1%, from $613,000 at December 31, 2011 to $621,000 at December 31, 2012.

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

The amortized cost of held-to-maturity securities decreased $14.3 million, or 19.3%, to $59.6 million at December 31, 2012, compared to $73.9 million at December 31, 2011, primarily due to maturities of U.S. Treasury securities of $13.3 million, or 49.2%, a $4.2 million, or 31.5%, decrease in certificates of deposit, and a decrease of $892,000, or 43.1%, in collateralized mortgage obligations, partially offset by the increase in tax-exempt industrial revenue bonds of $4.1 million, or 12.9%.

The amortized cost of held-to-maturity securities increased $4.1 million, or 5.9%, to $73.9 million at December 31, 2011, compared to $69.7 million at December 31, 2010, primarily due to purchases of U.S. Treasury securities of $58.0 million, tax-exempt industrial revenue bonds of $8.9 million and certificates of deposit of $32.0 million, partially offset by maturities of U.S. Treasury securities of $61.8 million, maturities of certificates of deposit of $30.5 million and maturities of collateralized mortgage obligations and tax-exempt industrial revenue bonds of $2.4 million.

At December 31, 2012, our marketable equity securities had a net unrealized gain of $40,000 and no unrealized losses. During the year ended December 31, 2012, the Company recorded an OTTI charge of $37,000. Management evaluated the security according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary.

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

At December 31, 2012 and 2011, there were no investments in a single company or entity (other than the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2012.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Securities held-to-maturity
U.S. Treasury securities	$13,691	0.15%	$—	—	$—	—	$—	—	$13,691	0.15%
Industrial revenue bonds	—	—	1,984	5.76%	8,169	4.47%	25,503	4.10%	35,656	4.28%
Certificates of deposit	9,041	0.50%	—	—	—	—	—	—	9,041	0.50%
Collateralized mortgage obligations	—	—	—	—	1,180	4.56%	—	—	1,180	4.56%
Total securities held-to-maturity	$22,732	0.29%	$1,984	5.76%	$9,349	4.48%	$25,503	4.10%	$59,568	2.76%

Restricted Equity Securities. At December 31, 2012, the Company held $4.3 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. On February 26, 2009, the FHLB’s board of directors (i) announced that they were suspending dividends and (ii) issued a moratorium on the redemption of FHLB stock. The FHLB’s board of directors declared dividends in 2012 at a rate of 0.51%. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012. The Company will continue to monitor its investment in FHLB stock. For additional information regarding our FHLB, stock see Note 3 to the notes to the consolidated financial statements.

Deposits. Our primary source of funds are deposits, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2012, 2011, and 2010, we did not use brokered deposits as a source of funding.

At December 31, 2012, deposits increased $12.8 million, or 2.8%, to $466.2 million from $453.4 million at December 31, 2011. The increase was primarily due to increases in NOW accounts of $10.0 million, or 37.3%, money market accounts of $30.1 million, or 30.9%, demand accounts of $6.6 million, or 9.6%, and savings accounts of $1.8 million, or 3.7%. These increases were partially offset by a decrease in certificates of deposit of $35.7 million, or 16.7%. The decrease in certificates of deposit was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. Money market and demand accounts increased due to increases in municipal and commercial accounts as well as an increase in low cost relationship focused transaction and savings accounts.

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

The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.

	December 31,
	2012	2011	2010
	(In Thousands)
Demand deposits	$75,407	$68,799	$48,302
NOW accounts	36,711	26,747	14,572
Savings accounts	48,882	47,122	44,215
Money market deposit accounts	127,730	97,606	66,218
Certificates of deposit	177,447	213,103	218,630
Total deposits	$466,177	$453,377	$391,937

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2012.  Jumbo certificates of deposit require minimum deposits of $100,000.

		Weighted Average
Maturity Period	Amount	Rate
	(Dollars in Thousands)
Three months or less	$8,109	0.94%
Over three months through six months	9,264	0.91%
Over six months through 12 months	20,419	2.40%
Over 12 months	51,868	2.49%
Total	$89,660	2.17%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$58,308	$70,564	$80,907
Securities sold under agreements to repurchase	12,982	24,560	29,639
Average advances outstanding during the year:
FHLB advances	$46,907	$64,777	$74,775
Securities sold under agreements to repurchase	9,027	17,554	18,703
Weighted average interest rate during the year:
FHLB advances	2.56%	2.57%	2.70%
Securities sold under agreements to repurchase	0.14%	0.21%	0.36%
Balance outstanding at end of year:
FHLB advances	$33,332	$59,265	$71,615
Securities sold under agreements to repurchase	9,763	12,340	17,972
Weighted average interest rate at end of year:
FHLB advances	2.39%	2.51%	2.54%
Securities sold under agreements to repurchase	0.12%	0.18%	0.25%

FHLB advances decreased $25.9 million, or 43.8%, to $33.3 million at December 31, 2012 from $59.3 million at December 31, 2011. The decrease was due to pay downs of $9.1 million, and maturities on long-term advances of $16.8 million. During 2012, the Company relied primarily on the increase in deposits of $12.8 million to fund loan growth and minimize interest rate risk.

FHLB advances decreased $12.4 million, or 17.2%, to $59.3 million at December 31, 2011 from $71.6 million at December 31, 2010. The decrease was due to pay downs of $12.4 million. During 2011, the Company relied primarily on the increase in deposits of $61.4 million to fund loan growth and minimize interest rate risk.

At December 31, 2012, securities sold under agreements to repurchase decreased $2.6 million, or 20.9%, to $9.8 million from $12.3 million at December 31, 2011. At December 31, 2011, securities sold under agreements to repurchase decreased $5.6 million, or 31.3%, to $12.3 million from $18.0 million at December 31, 2010.

At December 31, 2012, the Company had an Ideal Way Line of Credit with the FHLB of $2.0 million and the ability to borrow a total of $27.7 million with the Federal Reserve Bank of Boston’s discount window. In addition, we had the ability to borrow a total of $4.0 million from a Banker’s Bank. As of December 31, 2012, the Company did not utilize any of these contingency funding sources.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2012, 2011 and 2010.  The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from non-accruing loans.

	2012			2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$68,257	$2,721	3.99%	$72,774	$2,551	3.51%	$64,381	$1,971	3.06%
Loans:
Residential real estate loans	149,423	6,968	4.66%	153,581	7,783	5.07%	145,269	7,668	5.28%
Commercial real estate loans	196,540	10,800	5.50%	179,578	10,362	5.77%	180,560	10,808	5.99%
Consumer loans	33,297	1,363	4.09%	32,413	1,465	4.52%	33,764	1,637	4.85%
Commercial loans	81,566	3,518	4.31%	81,479	3,576	4.39%	74,599	3,424	4.59%
Loans, net (2)	460,826	22,649	4.91%	447,051	23,186	5.19%	434,192	23,537	5.42%
Other	29,664	64	0.22%	25,068	49	0.20%	16,525	32	0.19%
Total interest-earning assets	558,747	25,434	4.55%	544,893	25,786	4.73%	515,098	25,540	4.96%
Noninterest-earning assets	40,164			38,351			40,823
Total assets	$598,911			$583,244			$555,921

Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$109,168	$358	0.33%	$78,719	$274	0.35%	$59,506	$400	0.67%
Savings accounts (3)	48,679	51	0.10%	46,711	49	0.10%	44,272	101	0.23%
NOW accounts	31,401	322	1.03%	18,861	86	0.46%	16,694	37	0.22%
Certificates of deposit	196,491	3,681	1.87%	212,184	4,789	2.26%	206,178	5,392	2.62%
Total interest-bearing deposits	385,739	4,412	1.14%	356,475	5,198	1.46%	326,650	5,930	1.82%
FHLB advances	46,907	1,202	2.56%	64,777	1,668	2.57%	74,775	2,018	2.70%
Securities sold under agreement to
repurchase	9,027	13	0.14%	17,554	36	0.21%	18,703	68	0.36%
Total interest-bearing borrowings	55,934	1,215	2.17%	82,331	1,704	2.07%	93,478	2,086	2.23%
Total interest-bearing liabilities	441,673	5,627	1.27%	438,806	6,902	1.57%	420,128	8,016	1.91%
Demand deposits	66,840			52,403			40,809
Other noninterest-bearing liabilities	464			365			259
Total liabilities	508,977			491,574			461,196
Total stockholders' equity	89,934			91,670			94,725
Total liabilities and stockholders' equity	$598,911			$583,244			$555,921
Net interest-earning assets	$117,074			$106,087			$94,970
Tax equivalent net interest income/
interest rate spread (4)		19,807	3.28%		18,884	3.16%		17,524	3.05%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.54%			3.47%			3.40%
Ratio of interest-earning assets
to interest-bearing liabilities			126.51%			124.18%			122.61%
Less: tax equivalent adjustment (1)		(1,037)			(936)			(683)
Net interest income as reported on income statement		$18,770			$17,948			$16,841

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%.
The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale and the allowance for loan losses and includes nonperforming loans.
(3)	Savings accounts include mortgagors' escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities

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

	Year Ended December 31, 2012 Compared to December 31, 2011			Year Ended December 31, 2011 Compared to December 31, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$(165)	$335	$170	$275	$305	$580
Loans:
Residential real estate loans	(207)	(608)	(815)	428	(313)	115
Commercial real estate loans	948	(510)	438	(59)	(387)	(446)
Consumer loans	39	(141)	(102)	(64)	(108)	(172)
Commercial loans	4	(62)	(58)	309	(157)	152
Total loans	784	(1,321)	(537)	614	(965)	(351)
Other	10	5	15	17	—	17
Total interest-earning assets	$629	$(981)	$(352)	$906	$(660)	$246

Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$101	$(17)	$84	$104	$(230)	$(126)
Savings accounts (1)	2	—	2	6	(58)	(52)
NOW accounts	82	154	236	6	43	49
Certificates of deposit	(336)	(772)	(1,108)	153	(756)	(603)
Total interest-bearing deposits	(151)	(635)	(786)	269	(1,001)	(732)
FHLB advances	(458)	(8)	(466)	(261)	(89)	(350)
Securities sold under agreement
to repurchase	(14)	(9)	(23)	(4)	(28)	(32)
Total interest-bearing borrowings	(472)	(17)	(489)	(265)	(117)	(382)
Total interest-bearing liabilities	(623)	(652)	(1,275)	4	(1,118)	(1,114)
Increase in net interest income	$1,252	$(329)	$923	$902	$458	$1,360

 (1)   Includes interest on mortgagors' escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

Net Income. The Company had net income of $2.5 million, or $0.49 earnings per share, for the year ended December 31, 2012 as compared to net income of $1.1 million, or $0.21 earnings per share, for the year ended December 31, 2011. The primary reason for the increase in net income of $1.4 million, or 124.1%, was the increase in net interest income of $822,000, or 4.6%.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in tax equivalent net interest income for the year ended December 31, 2012 of $923,000, or 4.8%, to $19.8 million from $18.9 million for the same period in 2011. The increase in the volume of interest-earning assets increased interest income $629,000. Money market accounts, NOW accounts and savings accounts increased interest expense $185,000, which was offset by the decrease in the volume of certificates of deposit which decreased interest expense $336,000, for an overall decrease of $151,000. In addition, the volume of interest-bearing borrowings decreased interest expense $472,000. The changes in volume had the effect of increasing net interest income $1.3 million. The changes in the rates of interest-earning assets decreased interest income $981,000, partially offset by changes in the rates of interest-bearing liabilities which decreased interest expense $652,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of decreasing net interest income $329,000. Net interest margin, on a tax equivalent basis, increased from 3.47% for the year ended December 31, 2011 to 3.54% for the year ended December 31, 2012.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, decreased $352,000, or 1.4%, to $25.4 million for the year ended December 31, 2012 compared to $25.8 million for the year ended December 31, 2011, largely reflecting the decrease in income from loans. Average interest-earning assets totaled $558.7 million for the year ended December 31, 2012 compared to $544.9 million for the same period 2011, representing an increase of $13.9 million, or 2.5%. Average loans increased $13.8 million, or 3.1%, primarily due to strong originations partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2012 to the secondary market. Average investment securities decreased $4.5 million, or 6.2%, primarily due to maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. These decreases were partially offset by purchase of a $5.3 million tax-exempt industrial revenue bond. The tax equivalent yield on interest-earning assets decreased 18 basis points to 4.55% for the year ended December 31, 2012 from 4.73% for the year ended December 31, 2011, largely attributable to lower market rates of interest for 2012.

Interest Expense. Total interest expense decreased $1.3 million, or 18.5%, to $5.6 million for the year ended December 31, 2012 from $6.9 million in 2011, resulting primarily from the Company reducing deposit interest rates to manage interest rate risk, and also reflecting decreased market rates of interest. Average interest-bearing liabilities totaled $441.7 million for the year ended December 31, 2012, representing an increase of $2.9 million, or 0.7%, from $438.8 million for the same period in 2011, mainly due to an increase in average interest-bearing deposits of $29.3 million, or 8.2%. This increase was partially offset by a decrease in average interest-bearing borrowings of $26.4 million, or 32.1%. The rate paid on interest-bearing liabilities decreased 30 basis points to 1.27% for the year ended December 31, 2012 from 1.57% in 2011, reflecting the lower interest rate environment.

Provision for Loan Losses. For the year ended December 31, 2012, the provision for loan losses decreased $400,000, or 47.5%, to $442,000 from $842,000 for the same period in 2011. Net loan charge-offs for year ended December 31, 2012 and 2011 were $654,000 and $697,000, respectively.

The allowance for loan losses of $4.4 million at December 31, 2012 represented 0.93% of total loans, as compared to an allowance of $4.6 million, representing 1.02% of total loans at December 31, 2011. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income.  Non-interest income, excluding gains on the sale of securities, increased $385,000, or 14.6%, to $3.0 million for the twelve months ended December 31, 2012. Income from customer service charges, fees and commissions increased $264,000, or 13.4%, due to the increase in transaction accounts and an increase in income from net loan sales and servicing of $294,000, or 78.8%. These increases were partially offset by a loss on sale of OREO of $249,000 and a decrease in income from bank owned life insurance of $15,000, or 3.8%.

Non-interest Expenses.  Non-interest expense decreased $429,000, or 2.3%, from $18.7 million for the year ended December 31, 2011 to $18.3 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in salaries and employee benefits of $466,000, or 4.3%. The decrease in salaries and employee benefits was directly attributed to the decrease in the expense related to the 2007 Equity Incentive Plan. The restricted stock awards and stock options granted in 2007 were fully expensed on July 27, 2012. FDIC insurance expense decreased $180,000, or 33.5%, occupancy expense decreased $58,000, or 3.8%, data processing decreased $47,000, or 4.0%, and stationery, supplies and postage decreased $25,000, or 6.9%. These decreases were partially offset by a $70,000, or 9.6%, increase in furniture and equipment, an increase of $23,000, or 4.0%, in advertising, and a $251,000, or 10.5%, increase in other non-interest expense. The increase in other non-interest expense was primarily due to a $71,000, or 46.7%, increase in foreclosure related expenses, a $39,000, or 22.3%, increase in armored car expense, and a $51,000 non-recurring expense for the termination of a contract with a third party vendor.

Income Taxes. The Company’s income tax expense increased $659,000, or 844.9% from a benefit of $78,000 for the year ended December 31, 2011 to an expense of $581,000 for the year ended December 31, 2012 mainly attributable to the increase in income before income taxes of $2.0 million, or 198.0%, which resulted in an increase in current tax expense of $626,000, and a decrease of $20,000 in the valuation reserve. As of December 31, 2012, a valuation allowance of $67,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. The decrease in the valuation reserve is due to an increase in expected future capital gains. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 10 for additional income tax disclosures.

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

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in tax equivalent net interest income for the year ended December 31, 2011 of $1.4 million, or 7.8%, to $18.9 million from $17.5 million for the same period in 2010. The increase in the volume of interest-earning assets increased interest income $906,000. The increase in the volume of interest-bearing deposits increased interest expense $269,000, partially offset by the decrease in the volume of interest-bearing borrowings which decreased interest expense $265,000. The changes in volume had the effect of increasing net interest income $902,000. The changes in the rates of interest-earning assets decreased interest income $660,000, partially offset by changes in the rates of interest-bearing liabilities which decreased interest expense $1.1 million. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income $458,000. Net interest margin, on a tax equivalent basis, increased from 3.40% for the year ended December 31, 2010 to 3.47% for the year ended December 31, 2011.

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

	For the Years Ended December 31,
	2012		2011		2010
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$1,684	2.47%	$1,615	2.22%	$1,288	2.00%
Tax equivalent adjustment (1)	1,037		936		683
Investment securities (tax equivalent basis)	$2,721	3.99%	$2,551	3.51%	$1,971	3.06%

Net interest income (non-tax adjustment)	$18,770		$17,948		$16,841
Tax equivalent adjustment (1)	1,037		936		683
Net interest income (tax equivalent basis)	$19,807		$18,884		$17,524

Interest rate spread (no tax adjustment)		3.10%		2.99%		2.92%
Net interest margin (no tax adjustment)		3.36%		3.29%		3.27%

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When property is acquired and placed into OREO, it is recorded at the fair price, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2012 and 2011, the Company had $572,000 and $913,000 classified as OREO, respectively.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2012	2011	2010	2009	2008
		(Dollars in Thousands)
Non-accrual loans:
Residential real estate	$2,587	$2,222	$3,329	$2,740	$2,358
Residential construction	331	—	316	184	97
Commercial real estate	902	798	2,158	982	237
Commercial	47	1,306	391	664	139
Home equity	96	306	204	182	79
Consumer	24	79	72	92	6
Total	3,987	4,711	6,470	4,844	2,916
Real estate owned	572	913	286	80	269
Total nonperforming assets	$4,559	$5,624	$6,756	$4,924	$3,185

Total nonperforming loans as a
percentage of total loans (1)	0.85%	1.05%	1.49%	1.13%	0.69%
Total nonperforming assets as a
percentage of total assets (2)	0.76%	0.91%	1.18%	0.90%	0.60%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. The Company had six troubled debt restructurings included in nonperforming loans of $738,000 at December 31, 2012.

As of December 31, 2012, the following loan classes were not accruing interest: there were 20 residential real estate loans, with total principal balances of $2.6 million and total collateral values of $3.0 million, one residential construction loan, with a total principal balance $331,000 and total collateral value of $316,000, five commercial real estate loans, with total principal balances of $902,000 and total collateral values of $1.3 million; there were five commercial loans, with total principal balances of $47,000 and total collateral values of $47,000, and there were two home equity loans, with principal balances of $96,000 and total collateral values of $289,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2012, the Company’s total nonperforming loans as a percentage of total loans of 0.85% was below the peer average of 2.00%. This statistical data was obtained from the December 31, 2012 UBPR Peer Group Average Report and included average data for 982 insured savings banks.

As of December 31, 2011, the following loan classes were not accruing interest: there were 20 residential real estate loans, with total principal balances of $2.2 million and total collateral values of $3.2 million, and four commercial real estate loans, with total principal balances of $798,000 and total collateral values of $1.3 million; there were 20 commercial loans, with total principal balances of $1.3 million and total collateral values of $1.8 million, and there were four home equity loans, with principal balances of $306,000 and total collateral values of $418,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2011, the Company’s total nonperforming loans as a percentage of total loans of 1.05% was below the peer average of 2.02%. This statistical data was obtained from the December 31, 2011 UBPR Peer Group Average Report and included average data for 427 insured savings banks.

As of December 31, 2010, the following loan classes were not accruing interest: there were 26 residential real estate loans, with total principal balances of $3.3 million and total collateral values of $4.3 million, and 8 commercial real estate loans, with total principal balances of $2.2 million and total collateral values of $2.3 million; there was 3 residential construction loans, with total principal balances of $316,000 and total collateral values of $295,000; there were 11 commercial loans, with total principal balances of $391,000 and total collateral values of $629,000; and there were seven home equity loans, with principal balances of $204,000 and total collateral values of $702,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2010, the Company’s total nonperforming loans as a percentage of total loans of 1.49% was below the peer average of 2.05%. This statistical data was obtained from the December 31, 2010 UBPR Peer Group Average Report and included average data for 398 insured savings banks.

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

Interest income that would have been recorded for the years ended December 31, 2012 and 2011 had nonperforming loans and troubled debt restructurings been current according to their original terms amounted to $92,000 and $551,000, respectively. Interest income recognized on impaired loans and troubled debt restructurings for the years ended December 31, 2012 and 2011 was $423,000 and $391,000, respectively. Nonaccrual loans decreased $724,000, interest forgone on these loans decreased $459,000 due to a decrease of commercial and industrial loans on nonaccrual status. Of the $92,000 of foregone interest $4,000 related to commercial and industrial loans, compared to $423,000 in 2011.

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2012	2011	2010
	(Dollars in Thousands)
Special mention loans	$23,699	$20,063	$19,462
Substandard loans	11,801	8,267	15,186
Doubtful loans	47	—	—
Loss loans	—	—	—
Total classified loans	$35,547	$28,330	$34,648

At December 31, 2012, special mention loans consisted of $8.0 million in commercial loans, $8.2 million in commercial construction loans, and $7.5 million in commercial real estate loans. Substandard loans consisted of $874,000 in commercial loans, $4.4 million in commercial constructions loans, $3.6 million in commercial real estate loans and $2.9 million in residential real estate loans. The increase in classified loans was due to an increase in additions of special mention and substandard loans. At December 31, 2012, 95.3% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2012 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2012, our allowance for loan losses represented 0.93% of total loans and 109.50% of nonperforming loans. The allowance for loan losses decreased slightly from $4.6 million at December 31, 2011 to $4.4 million at December 31, 2012, due to a provision for loan losses of $442,000, partially offset by net charge-offs of $654,000. The provision for loan losses in the year ended December 31, 2012 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $700,000 to $4.0 million at December 31, 2012 from $4.7 million at December 31, 2011. Also, net charge-offs decreased $43,000 from December 31, 2011. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

At December 31, 2011, our allowance for loan losses represented 1.02% of total loans and 97.1% of nonperforming loans. The allowance for loan losses increased slightly from $4.4 million at December 31, 2010 to $4.6 million at December 31, 2011, due to a provision for loan losses of $842,000, partially offset by net charge-offs of $697,000. The provision for loan losses in the year ended December 31, 2011 reflected management’s assessment of several factors. In particular, nonaccrual loans decreased $1.8 million to $4.7 million at December 31, 2011 from $6.5 million at December 31, 2010. Also, net charge-offs decreased $172,000 from December 31, 2010. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

At December 31, 2010, our allowance for loan losses represented 1.02% of total loans and 68.5% of nonperforming loans. The allowance for loan losses increased slightly from $4.1 million at December 31, 2009 to $4.4 million at December 31, 2010, due to a provision for loan losses of $1.2 million, partially offset by net charge-offs of $869,000. The provision for loan losses in the year ended December 31, 2010 reflected management’s assessment of several factors. In particular, nonaccrual loans increased $1.6 million to $6.5 million at December 31, 2010 from $4.8 million at December 31, 2009. Also, net charge-offs increased $716,000 from December 31, 2009. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

At December 31, 2009, our allowance for loan losses represented 0.95% of total loans and 84.2% of nonperforming loans. The allowance for loan losses increased slightly from $3.3 million at December 31, 2008 to $4.1 million at December 31, 2009, due to a provision for loan losses of $897,000, partially offset by net charge-offs of $153,000. The provision for loan losses in the year ended December 31, 2009 reflected management’s assessment of several factors. In particular, nonaccrual loans increased $1.9 million to $4.8 million at December 31, 2009 from $2.9 million at December 31, 2008. Also, net charge-offs increased $95,000 from December 31, 2008. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

The following table sets forth the Company's percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Real estate includes residential, commercial and home equity loans.

	For Years Ended December 31,
	2012			2011			2010
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate	$2,626	60.2%	72.9%	$2,571	56.2%	73.3%	$2,424	54.7%	74.9%
Construction	595	13.6%	8.5%	615	13.4%	8.3%	550	12.4%	7.6%
Commercial	1,099	25.2%	18.0%	1,343	29.4%	17.8%	1,429	32.3%	16.8%
Consumer	44	1.0%	0.6%	47	1.0%	0.6%	28	0.6%	0.7%
Unallocated	—	—	—	—	—	—	—	—	—
Total allowance for loan ====losses	$4,364	100.0%	100.0%	$4,576	100.0%	100.0%	$4,431	100.0%	100.0%

	For Years Ended December 31,
	2009			2008
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate	$2,105	51.6%	74.0%	$1,784	53.5%	76.1%
Construction	811	19.9%	9.0%	624	18.7%	9.9%
Commercial	1,124	27.6%	16.0%	895	26.9%	13.0%
Consumer	37	0.9%	1.0%	30	0.9%	1.0%
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$4,077	100.0%	100.0%	$3,333	100.0%	100.0%

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

	At or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$4,576	$4,431	$4,077	$3,333	$3,076
Charged-off loans:
Residential real estate	(98)	(87)	(118)	(93)	—
Residential Construction	—	(76)	(107)	—	—
Commercial real estate	(65)	(164)	(332)	—	—
Commercial	(406)	(317)	(266)	(9)	—
Home equity	(35)	(6)	—	—	—
Consumer	(74)	(65)	(109)	(69)	(71)
Total charged off loans	(678)	(715)	(932)	(171)	(71)
Recoveries on loans previously charged-off:
Residential real estate	1	—	—	—	—
Residential Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	4	—	38	—	—
Home equity	—	—	—	—	—
Consumer	19	18	25	18	13
Total recoveries	24	18	63	18	13
Net loans charged off	(654)	(697)	(869)	(153)	(58)
Provision for loan losses	442	842	1,223	897	315
Allowance for loan losses, end of period	$4,364	$4,576	$4,431	$4,077	$3,333

Net loans charged-off to average loans, net	0.14%	0.16%	0.20%	0.04%	0.01%
Allowance for loan losses to total loans (1)	0.93%	1.02%	1.02%	0.95%	0.79%
Allowance for loan losses to nonperforming loans ==(2)	109.50%	97.13%	68.49%	84.17%	114.30%
Net loans charged-off to allowance for loan losses	14.99%	15.23%	19.61%	3.75%	1.74%
Recoveries to charge-offs	3.54%	2.52%	6.76%	10.53%	18.31%

(1)	Total loans equals net loans plus the allowance for loan losses.

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

Net Interest Income Simulation Analysis. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk under seven primary different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 200 basis points instantaneous increase in interest rates 300 basis point increase over a 12-month horizon, and a 400 and 500 basis point increase over a 24-month time horizon and a decrease of 100 basis points, from current rates over the one year time period following the current consolidated financial statements.

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

The following table reflects changes in estimated net interest income for the Company at December 31, 2012 through December 31, 2013.

Changes In Interest Rates (Basis Points)	Net Interest Income	Dollar Change in Estimated Net Interest Income Over Twelve Months	Percentage Change in Estimated Net Interest Income Over Twelve Months
Up 500 - 24 Months	$19,589	$598	3.1%
Up 400 - 24 Months	19,393	402	2.1%
Up 300 - 12 Months	19,913	922	4.6%
Up 200 - instantaneous	20,737	1,746	8.4%
Up 100 - instantaneous	19,844	853	4.3%
Base	18,991	—	—%
Down 100 - 12 Months	18,666	(325)	(1.7)%

As indicated in the table above, a 100 basis point decrease in interest rates is estimated to decrease net interest income by 1.7%. A 100 and 200 basis point instantaneous increase in interest rates is projected to increase net interest income by 4.3% and 8.4%, respectfully. A 300 basis point gradual increase in interest rates over a 12 month period is projected to increase net interest income by 4.6%. A 400 and 500 basis point increase in interest rates over a 24-month period is estimated to increase net interest income by 2.1% and 3.1% in the first 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, total Bank cash and cash equivalents totaled $36.3 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $621,000 at December 31, 2012. Other liquid assets as of December 31, 2012 include: U.S. Treasury securities and collateralized mortgage obligations, net of pledged securities, of $2.3 million, and certificates of deposit of $9.0 million.
On December 31, 2012, we had $33.3 million of borrowings outstanding with the FHLB and we had the ability to borrow an additional $57.6 million based on the collateral pledged to the FHLB. The Company is able to pledge additional collateral to increase the availability of FHLB borrowings to 50% of its asset base. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $27.7 million at December 31, 2012. In addition, at December 31, 2012 we had the following contingency funding sources available: a $2.0 million available line of credit with the FHLB, and an unsecured line of credit of $4.0 million with Bankers Bank, N.E. During the year ended December 31, 2012, we did not utilize any of these three contingency funding sources. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.
At December 31, 2012, we had $105.1 million in loan commitments outstanding, which consisted of: $13.9 million in commercial loan commitments; $3.7 million of mortgage loan commitments; $505,000 in home equity and consumer commitments; $8.8 million in unadvanced construction loan commitments; $76.8 million in unused lines of credit; and $1.4 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2012 totaled $91.2 million, or 51.4% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2012:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In Thousands)
Long-term debt	$33,332	$—	$17,791	$10,541	$5,000
Operating lease obligations	5,608	448	884	900	3,376
Other long-term liabilities reflected on the
Company's balance sheet under GAAP	—	—	—	—	—
Total	$38,940	$448	$18,675	$11,441	$8,376

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

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity at December 31, 2012 was $90.0 million compared to $90.8 million at December 31, 2011. The decrease was primarily attributed to the Company’s stock repurchase plan, partially offset by net income of $2.5 million and stock-based compensation of $1.1 million. In 2012, the Company repurchased 307,718 shares of the Company’s common stock at a cost of $4.4 million and an average per share price of $14.22. Our capital management strategies allowed us to increase our book value per share by $0.74, or 4.7%, to $16.57 at December 31, 2012 compared to $15.83 at December 31, 2011. During 2011 and 2010 we repurchased approximately $3.9 million, or 275,675 shares, and $4.3 million, or 367,052 shares, of our stock, respectively.

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

For the years ended December 31, 2012 and December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(a)Disclosure Controls and Procedures

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

(b)Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2012 Annual Report on Form 10-K.

(c)Changes to Internal Control Over Financial Reporting

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)
Equity compensation plans
approved by security holders	596,798	$14.24	137,774

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	596,798	$14.24	137,774

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

1.      Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2012 and 2011
-	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
-	Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
-	Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.      Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)
10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.3*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)
10.4*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)
10.5*	Form of Loan Agreement (1)
10.6*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)
10.7*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)
10.8*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (1)
10.9*	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (3)
10.10*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.11*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.12*	Change in Control Agreement between Guida R. Sajdak and Chicopee Savings Bank (4)
10.13*	First Amendment to Change in Control Employment Agreement between Guida R. Sajdak and Chicopee Savings Bank (6)
10.14*	Employment Agreement between Russell J. Omer and Chicopee Bancorp, Inc. (4)
10.15*	Employment Agreement between Russell J. Omer and Chicopee Savings Bank (4)
10.16*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (5)
21.0	List of Subsidiaries
23.0	Consent of Berry, Dunn, McNeil and Parker
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
___________________________
	*	Management contract or compensatory plan, contract or agreement.
(1)
Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

	(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
	(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010.
	(5)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51996).
	(6)	Incorporated by reference to the Company's 8-K filed with the SEC on March 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 15, 2013
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 15, 2013
William J. Wagner	and Chief Executive Officer
(principal executive officer)

/s/ Guida R. Sajdak	Senior Vice President, Chief	March 15, 2013
Guida R. Sajdak	Financial Officer and Treasurer
(principal financial and chief
accounting officer)

/s/ James P. Lynch	Director	March 15, 2013
James P. Lynch

/s/ William D. Masse	Director	March 15, 2013
William D. Masse

/s/ William J. Giokas	Director	March 15, 2013
William J. Giokas

/s/ Gregg F. Orlen	Director	March 15, 2013
Gregg F. Orlen

/s/ Judith T. Tremble	Director	March 15, 2013
Judith T. Tremble

/s/ Thomas J. Bardon	Director	March 15, 2013
Thomas J. Bardon

/s/ James H. Bugbee	Director	March 15, 2013
James H. Bugbee

/s/ Douglas K. Engebretson	Director	March 15, 2013
Douglas K. Engebretson

/s/ Gary G. Fitzgerald	Director	March 15, 2013
Gary G. Fitzgerald

/s/ Paul C. Picknelly	Director	March 15, 2013
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2012, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We have also audited Chicopee Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with GAAP. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Maine
March 15, 2013

 CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS	(In Thousands, except share data)
Cash and due from banks	$11,073	$10,204
Federal funds sold	3,372	50,457
Interest-bearing deposits with the Federal Reserve Bank of Boston	25,163	461
Cash and cash equivalents	39,608	61,122

Securities available-for-sale, at fair value	621	613
Securities held-to-maturity, at cost (fair value $67,108 and $80,607
at December 31, 2012 and 2011, respectively)	59,568	73,852
Federal Home Loan Bank stock, at cost	4,277	4,489
Loans receivable, net of allowance for loan losses ($4,364 at
December 31, 2012 and $4,576 at December 31, 2011)	465,211	443,471
Loans held for sale	—	1,635
Other real estate owned	572	913
Mortgage servicing rights	368	344
Bank owned life insurance	13,807	13,427
Premises and equipment, net	9,459	9,736
Accrued interest receivable	1,567	1,527
Deferred income tax asset	3,252	2,893
FDIC prepaid insurance	467	824
Other assets	1,205	1,460
Total assets	$599,982	$616,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$75,407	$68,799
NOW accounts	36,711	26,747
Savings accounts	48,882	47,122
Money market deposit accounts	127,730	97,606
Certificates of deposit	177,447	213,103
Total deposits	466,177	453,377

Securities sold under agreements to repurchase	9,763	12,340
Advances from Federal Home Loan Bank	33,332	59,265
Accrued expenses and other liabilities	741	542
Total liabilities	510,013	525,524

Commitments and contingencies (Notes 10, 11, 12, 13, 14, 15, 16 and 17)
Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued;
5,428,585 outstanding at December 31, 2012 and 5,736,303 outstanding at December 31, 2011)	72,479	72,479
Treasury stock, at cost (2,010,783 shares at December 31, 2012 and
1,703,065 shares at December 31, 2011)	(26,567)	(22,190)
Additional paid-in capital	3,044	2,800
Unearned compensation (restricted stock awards)	(18)	(546)
Unearned compensation (Employee Stock Ownership Plan)	(3,868)	(4,166)
Retained earnings	44,873	42,408
Accumulated other comprehensive income (loss)	26	(3)
Total stockholders' equity	89,969	90,782
Total liabilities and stockholders' equity	$599,982	$616,306

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In Thousands, except share data)
Interest and dividend income:
Loans, including fees	$22,649	$23,186	$23,537
Interest and dividends on securities	1,684	1,615	1,288
Other interest-earning assets	64	49	32
Total interest and dividend income	24,397	24,850	24,857

Interest expense:
Deposits	4,412	5,198	5,930
Securities sold under agreements to repurchase	13	36	68
Other borrowed funds	1,202	1,668	2,018
Total interest expense	5,627	6,902	8,016

Net interest income	18,770	17,948	16,841
Provision for loan losses	442	842	1,223
Net interest income after provision for loan losses	18,328	17,106	15,618

Non-interest income:
Service charges, fee and commissions	2,228	1,964	1,716
Loan sales and servicing, net	667	373	365
Net gain on sales of securities available-for-sale	—	12	158
Loss on sale of other real estate owned	(249)	(126)	(22)
Other than temporary impairment charge	(37)	—	(13)
Income from bank owned life insurance	380	395	422
Other non-interest income	34	32	—
Total non-interest income	3,023	2,650	2,626

Non-interest expenses:
Salaries and employee benefits	10,429	10,895	10,407
Occupancy expenses	1,476	1,534	1,551
Furniture and equipment	798	728	702
FDIC insurance assessment	357	537	422
Data processing	1,119	1,166	1,207
Professional fees	550	547	577
Advertising	594	571	501
Stationery, supplies and postage	337	362	315
Other non-interest expense	2,645	2,394	2,327
Total non-interest expenses	18,305	18,734	18,009

Income before income tax expense (benefit)	3,046	1,022	235
Income tax expense (benefit)	581	(78)	(230)
Net income	$2,465	$1,100	$465

Earnings per share:
Basic	$0.49	$0.21	$0.08
Diluted	$0.48	$0.21	$0.08
Adjusted weighted average common shares outstanding
Basic	5,072,875	5,335,811	5,662,864
Diluted	5,088,233	5,360,749	5,668,596

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Net income	$2,465	$1,100	$465

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Net unrealized holding gains (losses) arising during period	8	(37)	88
Other than temporary impairment charge realized in income	37	—	13
Reclassification adjustment for gains realized in net income	—	(12)	(158)
Tax effect	(16)	17	20
Total other comprehensive income (loss), net of tax	29	(32)	(37)
Total comprehensive income	$2,494	$1,068	$428

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2012, 2011, and 2010

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (Equity Incentive Plan)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(In Thousands, except number of shares)
Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172
Comprehensive income:
Net income	—	—	—	—	—	465	—	465
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $20)	—	—	—	—	—	—	(37)	(37)
Total comprehensive ==income								428
Treasury stock purchased (367,052 shares)	—	(4,344)	—	—	—	—	—	(4,344)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $87)	—	—	432	—	—	—	—	432
Restricted stock award expense	—	—	—	838	—	—	—	838
Common stock held by ESOP committed to be released	—	—	58	—	298	—	—	356
Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	—	—	—	—	—	1,100	—	1,100
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $17)	—	—	—	—	—	—	(32)	(32)
Total comprehensive ==income								1,068
Treasury stock purchased (275,675 shares)	—	(3,895)	—	—	—	—	—	(3,895)
Stock options exercised	—	—	(6)	—	—	—	—	(6)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $89)	—	—	415	—	—	—	—	415
Restricted stock award expense	—	—	19	885	—	—	—	904
Common stock held by ESOP committed to be released	—	—	117	—	297	—	—	414
Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	—	—	—	—	—	2,465	—	2,465
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $16)	—	—	—	—	—	—	29	29
Total comprehensive ==income								2,494
Treasury stock purchased (307,718 shares)	—	(4,377)	—	—	—	—	—	(4,377)
Adjustment to treasury shares	—	—	—	32	—	—	—	32
Stock options exercised	—	—	(53)	—	—	—	—	(53)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $51)	—	—	278	—	—	—	—	278

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Restricted stock award expense	—	—	(113)	496	—	—	—	383
Common stock held by ESOP committed to be released	—	—	132	—	298	—	—	430
Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:	(In Thousands)
Net income	$2,465	$1,100	$465
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	906	988	1,007
Provision for loan losses	442	842	1,223
Increase in cash surrender value of life insurance	(380)	(395)	(422)
Net realized gain on sales of securities available-for-sale	—	(12)	(158)
Other than temporary impairment charge	37	—	13
Realized gains on sales of mortgages	(187)	(180)	(169)
Net loss on sales and write downs of other real estate owned	249	126	22
Net change in loans originated for resale	1,635	253	(1,354)
Deferred income tax benefit	(375)	(408)	(337)
Decrease in FDIC prepaid insurance	357	537	422
Decrease in other assets	233	21	587
(Increase) decrease in accrued interest receivable	(40)	371	(268)
Increase (decrease) in other liabilities	199	242	(85)
Change in unearned compensation	1,091	1,733	1,626
Net cash provided by operating activities	6,632	5,218	2,572
Cash flows from investing activities:
Additions to premises and equipment	(437)	(351)	(582)
Loan originations and principal collections, net	(22,821)	(15,301)	(7,479)
Proceeds from sales of other real estate owned	730	543	376
Proceeds from sales of securities available-for-sale	—	17	228
Purchases of securities available-for-sale	—	(304)	—
Purchases of securities held-to-maturity	(49,833)	(98,864)	(114,100)
Maturities of securities held-to-maturity	62,182	92,330	105,072
Proceeds from principal paydowns of securities held-to-maturity	1,928	2,404	2,309
Net purchase of FHLB stock	213	—	(183)
Net cash used in investing activities	(8,038)	(19,526)	(14,359)
Cash flows from financing activities:
Net increase in deposits	12,800	61,440	26,439
Net decrease in securities sold under agreements to repurchase	(2,577)	(5,632)	(2,450)
Proceeds from long-term FHLB advances	—	—	24,500
Payments on long-term FHLB advances	(25,933)	(12,350)	(16,560)
Treasury stock purchased	(4,377)	(3,895)	(4,344)
Stock options exercised	(53)	(6)	—
Adjustment to treasury shares	32	—	—
Net cash (used) provided by financing activities	(20,108)	39,557	27,585

Net (decrease) increase in cash and cash equivalents	(21,514)	25,249	15,798

Cash and cash equivalents at beginning of year	61,122	35,873	20,075

Cash and cash equivalents at end of year	$39,608	$61,122	$35,873

Supplemental cash flow information:
Interest paid on deposits	$4,412	$5,198	$5,930
Interest paid on borrowings	1,287	1,734	2,099
Income taxes paid	767	123	239
Transfers from loans to other real estate owned	639	1,318	566
Gain on acquisition of other real estate owned	34	32	—

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010
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

Use of estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principle (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of servicing assets, the valuation of other real estate owned ("OREO"), the determination of other-than-temporary impairment of investment securities (“OTTI”), and the deferred tax valuation allowance. In connection with the determination of the allowance for loan losses and the carrying value of OREO, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and OREO, future additions to the allowance for loan losses or future write-downs of OREO may be necessary based upon changes in economic and market conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the valuation of its OREO. Such agencies may require the Company to recognize additions to the allowance for loan losses or write-down of OREO based upon their judgment about information available to them at the time of their examination.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Restricted stock is carried at cost and evaluated for impairment.

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

Other-than-temporary impairment (“OTTI”) of investment securities

One of the significant estimates related to investment securities is the evaluation of OTTI. The evaluation of securities for OTTI is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least monthly to determine if OTTI is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in the value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2012, no impairment has been recognized.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or estimated fair value, as determined by current investor yield requirements, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Delinquency and nonaccrual

The Company considers all loan classes past due greater than 30 days delinquent based on the contractual terms of the loan and factored on a 30-day month. Management continuously monitors delinquency and nonaccrual levels and trends. The accrual of interest on residential real estate, commercial real estate, construction and commercial loans is discontinued when reasonable doubt exists as to the full collection of interest and principal or at the time the loan is 90 days past due or earlier if the loan is considered impaired. Other personal loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Nonaccrual loans, including modified loans, are returned to accrual status when the borrower has shown the ability and an acceptable history of repayment and when subsequent performance reduces the concern as to the collectability of principal and interest. In order to demonstrate the ability and acceptable history of repayment, the borrower must be current with the payments in accordance with the loan terms for a minimum of six months as determined on a case-by-case basis.

Loans charged off

Commercial loans. Loans past due more than 120 days are considered for one of three options: charge off the balance of the loan, charge off any excess balance over the value of the collateral securing the loan, or continue collection efforts subject to a monthly review until either the balance is collected or a charge-off recommendation can be reasonably made.

Residential loans. In general, a charge-off will not be recommended until a potential shortfall can be determined when the Company has received an updated appraisal and title to the property. However, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as a loss in the allocation of loan loss reserves. This amount is recommended for charge- off, when the property is acquired and transferred on the balance sheet from loans to OREO.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. There was no unallocated component of the allowance at December 31, 2012 and 2011.

There were no changes in the allowance for loan losses methodology during the year ended December 31, 2012.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit related financial instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.
Other real estate owned

The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as OREO in its consolidated financial statements. The Company generally obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals, at least annually, to ensure any material change in market conditions or the physical aspects of the property are recognized. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed-in-lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired.

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

Employee stock ownership plan (“ESOP”)

Compensation expense is recognized as ESOP shares are committed to be released and is calculated based upon the average market price for the current year.  Allocated and committed-to-be-released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments.  Other ESOP shares are excluded from earnings per share calculations.  Dividends declared on allocated ESOP shares are charged to retained earnings.  Dividends declared on unallocated ESOP shares are used to satisfy debt service.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Equity Incentive Plan

The Company expenses compensation cost associated with share-based payment transactions, such as options and restricted stock awards, in the financial statements over the requisite service (vesting) period.

Advertising

Advertising costs are expensed as incurred.

Earnings per common share

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s stock options and stock awards

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receive non-forfeitable dividends at the same rate as common stock. There were no dividends paid in 2012, 2011, or 2010. The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Years Ended December 31,
	2012	2011	2010
Net income (in thousands)	$2,465	$1,100	$465
Weighted average number of common shares
issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(1,918,041)	(1,569,482)	(1,149,876)
Less: average number of unallocated ESOP shares	(416,605)	(446,363)	(476,121)
Less: average number of nonvested restricted stock awards	(31,847)	(87,712)	(150,507)

Adjusted weighted average number of common shares outstanding	5,072,875	5,335,811	5,662,864
Plus: dilutive nonvested restricted stock awards	15,358	24,938	5,732
Weighted average number of diluted shares outstanding	5,088,233	5,360,749	5,668,596
Net income per share:
Basic- common stock	$0.49	$0.21	$0.08
Basic- unvested share-based payment awards	$0.49	$0.21	$0.08
Diluted- common stock	$0.48	$0.21	$0.08
Diluted- unvested share-based payment awards	$0.48	$0.21	$0.08

There were 595,198, 556,198, and 591,334 stock options for the years ended December 31, 2012, 2011, and 2010, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent accounting pronouncements

In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-03, “Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”.   This ASU removes from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance is effective for first interim and annual reporting periods ending after December 15, 2011.  The adoption of this new guidance did not have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs". This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure are required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. Other than expanded disclosures, the implementation of ASU No. 2011-04 did not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". This ASU requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than matters of presentation, the adoption of this new guidance did not have a material effect on the Company's consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” amending Topic 210.  The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement.  This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented.  The Company is evaluating the impact of ASU 2011-11 but does not expect that adoption of the ASU will have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Other than matters of presentation, the Company believes the adoption of this new guidance will not have a material effect on the Company's consolidated financial statements.

Reclassifications

Certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or deposits with the Federal Reserve Bank of Boston.  At December 31, 2012 and 2011, these reserve balances amounted to $3.9 million and $3.6 million, respectively, and are included in cash and due from banks.

3.	SECURITIES

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities	$581	$40	$—	$621
Total securities available-for-sale	$581	$40	$—	$621
Securities held-to-maturity
U.S. Treasury securities	$13,691	$2	$—	$13,693
Industrial revenue bonds	35,656	7,481	—	43,137
Certificates of deposit	9,041	4	—	9,045
Collateralized mortgage obligations	1,180	53	—	1,233
Total securities held-to-maturity	$59,568	$7,540	$—	$67,108

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$—	$—	$4,277
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,460	$—	$—	$4,460

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale
Marketable equity securities	$618	$28	$(33)	$613
Total securities available-for-sale	$618	$28	$(33)	$613
Securities held-to-maturity
U.S. Treasury securities	$26,998	$1	$(1)	$26,998
Industrial revenue bonds	31,576	6,643	—	38,219
Certificates of deposit	13,206	7	—	13,213
Collateralized mortgage obligations	2,072	105	—	2,177
Total Securities held-to-maturity	$73,852	$6,756	$(1)	$80,607

Non-marketable securities
Federal Home Loan Bank stock	$4,489	$—	$—	$4,489
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,672	$—	$—	$4,672

At December 31, 2012 and 2011, securities with an amortized cost of $12.6 million and $25.5 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$22,732	$22,738
From 1 to 5 years	1,984	2,297
From 5 to 10 years	9,349	10,427
Over 10 years	25,503	31,646
	$59,568	$67,108

Proceeds from sales of securities available-for-sale during the years ended December 31, 2011 and 2010 amounted to $17,000 and $228,000, respectively. Gross realized gains of $12,000 and $158,000 were realized during the years ended December 31, 2011 and 2010. There were no sales of securities available-for-sale during the year ended December 31, 2012. There were no gross realized losses for the years ended December 31, 2011 and 2010. The tax provision applicable to these net realized gains in 2011 and 2010 was $4,000 and $46,000, respectively.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

During the year ended December 31, 2012, management determined that three equity securities issued by one company in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $37,000. Management evaluated these securities according to the Company’s OTTI policy and determined the declines in value to be other-than-temporary.

For the year ended December 31, 2011, management determined that there were no securities other-than-temporarily impaired.

During the year ended December 31, 2010, management determined that one equity security in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $13,000.

Unrealized Losses on Investment Securities

The following table represents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2011:

	December 31, 2011
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Marketable equity securities	$221	$(33)	$—	$—	$221	$(33)
U.S. Treasury securities	13,998	(1)	—	—	13,998	(1)
Total temporarily impaired securities	$14,219	$(34)	$—	$—	$14,219	$(34)

There were no continuous unrealized losses for the year ended December 31, 2012.

U.S. Treasury Securities.
There were no unrealized losses within the U.S. Treasury securities category at December 31, 2012. At December 31, 2011, unrealized losses related to five U.S. Treasury securities of which all had losses for less than 12 months, totaling $1,000 and deemed immaterial.

Collateralized Mortgage Obligations (“CMO”).
As of December 31, 2012 and 2011, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $53,000 and $105,000 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company had nine CMO bonds, or 12 individual issues, with an aggregate book value of $1.2 million, which included one bond, with a FICO score of less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

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

Industrial Revenue Bonds.
As of December 31, 2012 and 2011, there were no unrealized losses within the industrial revenue bond category. As of December 31, 2012, the Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $35.7 million. As of December 31, 2011, the Company had six IRBs, with an aggregate book value of $31.6 million . These IRBs have a tax equivalent adjustment based on a tax rate of 41%.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities.
As of December 31, 2012, there were no unrealized losses within the equity securities portfolio. The portfolio ended the year with a net unrealized gain of $40,000. As of December 31, 2011 unrealized losses within the marketable securities portfolio totaled $33,000 and related to three securities issued by one company in the financial industry.

Non-Marketable Securities.
The Company is a member of the FHLB, a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company's level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2012 and 2011, the Company's investment in FHLB stock totaled $4.3 million and $4.5 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of December 31, 2012 and 2011, the Company received $22,000 and $13,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess capital stock from its members. On March 9, 2012, the FHLB repurchased $213,000 of FHLB stock, representing 42,765 shares.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012. The Company will continue to monitor its investment in FHLB stock.

Banker's Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of December 31, 2012 and 2011, the Company's investment in Banker's Bank totaled $183,000.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LOANS

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	December 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
	(In Thousands)
Real estate loans:
Residential real estate¹	$120,265	25.7%	$123,294	27.6%
Home equity	31,731	6.8%	29,790	6.7%
Commercial	189,472	40.4%	174,761	39.0%
Total	341,468	72.9%	327,845	73.3%
Construction-residential	4,334	0.9%	5,597	1.3%
Construction-commercial	35,781	7.6%	31,706	7.0%
Total construction	40,115	8.5%	37,303	8.3%
Total real estate loans	381,583	81.4%	365,148	81.6%
Consumer loans	2,492	0.6%	2,566	0.6%
Commercial loans	84,583	18.0%	79,412	17.8%
Total loans	468,658	100.0%	447,126	100.0%
Deferred loan origination costs, net	917		921
Allowance for loan losses	(4,364)		(4,576)
Loans, net	$465,211		$443,471

¹ Excludes loans held for sale of $1.6 million at December 31, 2011.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2012:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$75,656	$23,214	$178,337	$277,207
Special mention	8,006	8,164	7,529	23,699
Substandard	874	4,403	3,606	8,883
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$84,583	$35,781	$189,472	$309,836

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$117,678	$4,003		$121,681
Substandard (nonaccrual)	2,587	331		2,918
Total residential loans	$120,265	$4,334		$124,599

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,468	$31,635		$34,103
Nonperforming (nonaccrual)	24	96		120
Total consumer loans	$2,492	$31,731		$34,223

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2011:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$74,699	$19,904	$165,168	$259,771
Special mention	2,855	11,586	5,622	20,063
Substandard	1,858	216	3,971	6,045
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial loans	$79,412	$31,706	$174,761	$285,879

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$121,072	$5,597		$126,669
Substandard (nonaccrual)	2,222	—		2,222
Total residential loans	$123,294	$5,597		$128,891

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,487	$29,484		$31,971
Nonperforming (nonaccrual)	79	306		385
Total consumer loans	$2,566	$29,790		$32,356

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision (reduction) for loan losses	84	4	140	(24)	158	52	28	442
Recoveries	1	—	—	—	4	19	—	24
Loans charged off	(98)	—	(65)	—	(406)	(74)	(35)	(678)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Allowance for loan losses ending balance
Collectively evaluated for impairment	$353	$62	$1,919	$502	$1,099	$44	$124	$4,103
Individually evaluated for impairment	183	31	47	—	—	—	—	261
	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Total loans ending balance
Collectively evaluated for impairment	$117,611	$4,003	$186,293	$31,378	$83,917	$2,492	$31,635	$457,329
Individually evaluated for impairment	2,654	331	3,179	4,403	666	—	96	11,329
	$120,265	$4,334	$189,472	$35,781	$84,583	$2,492	$31,731	$468,658

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information as of December 31, 2011:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
	(In Thousands)
Allowance for loan losses
Balance as of December 31, 2010	$513	$148	$1,783	$402	$1,429	$28	$128	4,431
Provision for loan losses	123	17	272	124	231	66	9	842
Recoveries	—	—	—	—	—	18	—	18
Loans charged off	(87)	(76)	(164)	—	(317)	(65)	(6)	(715)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Allowance for loan losses ending balance
Collectively evaluated for impairment	$366	$89	$1,811	$504	$1,026	$47	$118	$3,961
Individually evaluated for impairment	183	—	80	22	317	—	13	615
	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576

Total loans ending balance
Collectively evaluated for impairment	$121,072	$5,597	$170,855	$31,490	$77,749	$2,566	$29,484	$438,813
Individually evaluated for impairment	2,222	—	3,906	216	1,663	—	306	8,313
	$123,294	$5,597	$174,761	$31,706	$79,412	$2,566	$29,790	$447,126

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,512	$1,512	$1,228	$—	$53
Residential construction	—	—	—	—	—
Commercial real estate	2,835	3,225	3,410	—	141
Commercial construction	4,403	4,403	2,691	—	131
Commercial	666	891	723	—	25
Consumer	—	—	—	—	—
Home equity	96	96	217	—	5
Total	$9,512	$10,127	$8,269	$—	$355
Impaired loans with a valuation allowance:
Residential real estate	$1,142	$1,142	$722	$183	$48
Residential construction	331	331	265	31	—
Commercial real estate	344	344	422	47	20
Commercial construction	—	—	43	—	—
Commercial	—	—	623	—	—
Consumer	—	—	—	—	—
Home equity	—	—	34	—	—
Total	$1,817	$1,817	$2,109	$261	$68
Total impaired loans:
Residential real estate	$2,654	$2,654	$1,950	$183	$101
Residential construction	331	331	265	31	—
Commercial real estate	3,179	3,569	3,832	47	161
Commercial construction	4,403	4,403	2,734	—	131
Commercial	666	891	1,346	—	25
Consumer	—	—	—	—	—
Home equity	96	96	251	—	5
Total	$11,329	$11,944	$10,378	$261	$423

Interest income recognized on impaired loans was $337,000 for the year ended December 31, 2010. No additional funds are committed to be advanced in connection with impaired loans.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2011:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,127	$1,127	$1,816	$—	$32
Residential construction	—	—	19	—	—
Commercial real estate	3,424	3,749	2,710	—	191
Commercial construction	—	—	600	—	—
Commercial	580	580	791	—	21
Consumer	—	—	—	—	—
Home equity	271	271	139	—	15
Total	$5,402	$5,727	$6,075	$—	$259
Impaired loans with a valuation allowance:
Residential real estate	$1,095	$1,095	$688	$183	$39
Residential construction	—	—	97	—	—
Commercial real estate	482	482	792	80	25
Commercial construction	216	216	222	22	14
Commercial	1,083	1,083	2,085	317	52
Consumer	—	—	—	—	—
Home equity	35	35	14	13	2
Total	$2,911	$2,911	$3,898	$615	$132
Total impaired loans:
Residential real estate	$2,222	$2,222	$2,504	$183	$71
Residential construction	—	—	116	—	—
Commercial real estate	3,906	4,231	3,502	80	216
Commercial construction	216	216	822	22	14
Commercial	1,663	1,663	2,876	317	73
Consumer	—	—	—	—	—
Home equity	306	306	153	13	17
Total	$8,313	$8,638	$9,973	$615	$391

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,568	$160	$1,575	$4,303	$115,962	$120,265	$2,587
Residential construction	—	—	331	331	4,003	4,334	331
Commercial real estate	526	293	609	1,428	188,044	189,472	902
Commercial construction	—	—	—	—	35,781	35,781	—
Commercial	491	61	47	599	83,984	84,583	47
Consumer	57	—	1	58	2,434	2,492	24
Home equity	128	18	60	206	31,525	31,731	96
Total	$3,770	$532	$2,623	$6,925	$461,733	$468,658	$3,987

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,693	$179	$1,379	$3,251	$120,043	$123,294	$2,222
Residential construction	—	331	—	331	5,266	5,597	—
Commercial real estate	738	565	672	1,975	172,786	174,761	798
Commercial construction	—	—	—	—	31,706	31,706	—
Commercial	79	298	849	1,226	78,186	79,412	1,306
Consumer	83	27	74	184	2,382	2,566	79
Home equity	189	—	306	495	29,295	29,790	306
Total	$2,782	$1,400	$3,280	$7,462	$439,664	$447,126	$4,711

Any loan with a payment more than 30 days past due will be considered delinquent.

Nonaccrual loans were $4.0 million and $4.7 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, nonaccrual loans exceed loans greater than 90 days past due by $1.4 million due to nonaccrual loans that have been paid down to less than 90 days delinquent, but are considered nonaccrual until the borrower becomes current with all past due payments. Interest foregone was $92,000, $551,000, and $170,000 for the years ended December 31, 2012, 2011, and 2010, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2012 and 2011.

TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDR's can take the form of a reduction in the stated interest rate, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date, or the reduction of either the interest or principal. Once a loan has been identified as a TDR, it will continue to be reported as a TDR until the loan is paid in full.

The following is a summary of accruing and nonaccruing TDR loans by class for the year ended December 31, 2012:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$125
Residential construction	—	—	—	—
Commercial real estate	3	661	698	696
Commercial construction	—	—	—	—
Commercial	2	212	212	60
Consumer	1	27	27	23
Home equity	1	38	38	37
Total	8	$1,056	$1,102	$941

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of accruing and nonaccruing TDR loans by class for the year ended December 31, 2011:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$242	$255	$252
Residential construction	—	—	—	—
Commercial real estate	3	516	516	512
Commercial construction	—	—	—	—
Commercial	1	110	110	109
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	5	$868	$881	$873

TDRs granted in 2012 and 2011 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. The TDRs granted during 2012 and 2011 did not result in a reduction of the recorded investment. As of December 31, 2012, one commercial TDR and two commercial real estate TDRs were in default. During 2012, the Company charged off $106,000 related to one commercial TDR. No other loans were charged off after the TDR modification. The Company will continue to monitor these TDRs.

The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances. The reserve balance is typically calculated using the present value of future cash flows or using the fair value of the collateral method if sufficient borrower cash flow cannot be identified.

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

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $87.1 million and $80.7 million at December 31, 2012 and 2011, respectively. The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from changes in mortgage interest rates. Net gains realized on the sale of loans were $187,000, $180,000, and $169,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2012, 2011, and 2010, was $368,000, $344,000 and $306,000, respectively. The fair values of these rights were $444,000, $360,000 and $455,000, respectively. At December 31, 2012 and 2011, the valuation allowance was $32,000 and $52,000, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2012, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.12%), weighted average servicing fee (0.2508%), and net cost to service loans ($41.05 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Balance at the beginning of year	$344	$306	$297
Capitalized mortgage servicing rights	187	180	169
Change in valuation allowance	20	18	(37)
Amortization	(183)	(160)	(123)
Balance at the end of year	$368	$344	$306

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2012	2011
	(In Thousands)
Land	$1,529	$1,529
Buildings	9,752	9,663
Leasehold improvements	1,447	1,432
Furniture and equipment	5,665	5,383
Equipment	285	241
	18,678	18,248
Accumulated depreciation	(9,219)	(8,512)
Premises and equipment, net	$9,459	$9,736

Depreciation expense related to premises and equipment for the years ended December 31, 2012, 2011, and 2010 amounted to $714,000, $719,000 and $741,000, respectively.

7.	DEPOSITS

A summary of deposit balances by type is as follows:

	December 31,
	2012	2011
	(In Thousands)
Demand deposits	$75,407	$68,799
NOW accounts	36,711	26,747
Savings accounts	48,882	47,122
Money market deposit accounts	127,730	97,606
Total non-certificate accounts	288,730	240,274
Certificate accounts less than $100,000	87,787	103,776
Certificate accounts $100,000 or more	89,660	109,327
Total certificate accounts	177,447	213,103
Total deposits	$466,177	$453,377

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of certificate accounts by maturity is as follows:

	December 31, 2012		December 31, 2011
	(In Thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012	$—	—	$108,162	1.21%
2013	91,224	1.33%	34,016	2.85%
2014	40,292	2.40%	33,342	2.71%
2015	23,770	2.58%	21,184	2.82%
2016	16,925	1.93%	16,399	1.98%
2017	5,236	1.38%	—	—
	$177,447	1.80%	$213,103	1.93%

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities and are summarized as follows:

	Years Ended December 31,
	2012	2011
	(In Thousands)
Balance at end of year	$9,763	$12,340
Average amount outstanding during the year	9,027	17,554
Interest expense incurred during the year	13	36
Maximum amount outstanding at any month-end	12,982	24,560
Weighted average interest rate during the year	0.14%	0.21%
Weighted average interest rate on end of year balances	0.12%	0.18%

At December 31, 2012 and 2011, securities with a carrying value of $12.6 million and $25.5 million, respectively, were pledged to secure repurchase agreements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB consist of the following:

		December 31, 2012		December 31, 2011
		Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(In Thousands)
Fixed-rate FHLB advances maturing:
2012	(a)	$—	—%	$16,811	2.63%
2013	(a)	—	—	1,927	2.23%
2014	(a)	8,746	2.24%	18,317	2.31%
2015	(a)	9,045	1.94%	10,096	2.12%
2016	(a)	4,031	2.39%	3,663	2.55%
2017	(a)	6,510	2.23%	3,451	2.57%
2018		5,000	3.69%	5,000	3.69%
Total FHLB advances		$33,332	2.39%	$59,265	2.51%

(a) Includes amortizing advances requiring monthly principal and interest payments.

FHLB advances are secured primarily by a blanket lien on qualified one- to four-family first mortgages, certain pledged commercial real estate loans and the Company’s holding of FHLB stock.  At December 31, 2012 and 2011, the Company was in compliance with the FHLB collateral requirements. At December 31, 2012, the Company pledged $151.3 million of collateral to the FHLB.

At December 31, 2012, the Company had the ability to borrow an additional $57.6 million based on the collateral pledged to the FHLB.  In addition, the Company is able to pledge additional collateral to increase the advance availability with the FHLB.

The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to manage interest rate risk. At December 31, 2012, all of the Company’s outstanding FHLB advances were at fixed interest rates ranging from 1.27% to 3.69%.

At December 31, 2011, all of the Company's outstanding FHLB advances were at fixed interest rates ranging from 0.70% to 3.69%. The weighted average rate for all FHLB advances at December 31, 2012 and 2011, was 2.39%, and 2.51%, respectively.

On December 24, 2012, the Company restructured $6.7 million of FHLB advances. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty of $202,000, which was blended with the effective rate and will be amortized over the life of the restructured advances.

At December 31, 2012, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million and an unsecured line of credit of $4.0 million with Banker’s Bank Northeast. The unsecured line of credit with Banker’s Bank Northeast. allows the Company to borrow up to $4.0 million. In addition, the Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was $27.7 million at December 31, 2012. At December 31, 2012, there were no amounts outstanding under the three lines of credit.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Current tax expense
Federal	$726	$233	$92
State	230	97	15
	956	330	107
Deferred tax (benefit) expense
Federal	(275)	1,350	(309)
State	(80)	(77)	(85)
	(355)	1,273	(394)

Change in valuation reserve	(20)	(1,681)	57
	(375)	(408)	(337)
Income tax expense (benefit)	$581	$(78)	$(230)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.2%	1.3%	3.7%
Dividends received deduction	(0.2)%	(0.5)%	(1.8)%
Change in valuation allowance	(0.7)%	(164.5)%	24.2%
Tax-exempt interest	(16.7)%	(44.8)%	(142.1)%
Bank owned life insurance	(4.2)%	(13.1)%	(60.9)%
Stock-based compensation	2.9%	9.0%	60.8%
Expiration of contribution carryover	—	170.8%	—
Other, net	0.8%	(1.9)%	(15.8)%
Effective tax rate	19.1%	(9.7)%	(97.9)%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2012	2011
	(In Thousands)
Gross deferred tax assets
Charitable contribution carryfoward	$—	$20
Capital loss carryforward	67	67
Allowance for loan losses	1,873	1,957
Unrealized loss on securities available-for-sale	—	2
Employee benefit and stock-based compensation plans	838	906
Nonaccrual interest	280	29
OREO	157	—
Alternative minimum tax credit	519	511
Depreciation	25	—
Other	107	53
Gross deferred tax assets	3,866	3,545
Gross deferred tax liabilities
Deferred loan costs	(373)	(368)
Mortgage servicing rights	(160)	(137)
Depreciation	—	(60)
Unrealized gain on securities available-for-sale	(14)	—
Gross deferred tax liabilities	(547)	(565)
Net deferred tax asset	3,319	2,980
Valuation allowance	(67)	(87)
Net deferred tax asset	$3,252	$2,893

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Balance at beginning of year	$87	$1,768	$1,711
Change generated by current
year's operations	(20)	(1,681)	57
Balance at end of year	$67	$87	$1,768

In connection with its initial public offering, the Company donated common stock in the amount of $5.5 million to the Chicopee Savings Bank Charitable Foundation, which resulted in a tax benefit of $1.9 million.  As of December 31, 2010 a valuation reserve of $1.8 million, had been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Chicopee Savings Bank Charitable Foundation as well as a capital loss carryforward.  As of December 31, 2011, the contribution carryforward from 2006 expired and the associated deferred tax asset and related valuation reserve were reversed.

As of December 31, 2012, a valuation reserve of $67,000 has been established against the deferred tax asset related to the uncertain utilization of the capital loss carryforward.

The federal income tax reserve for loan losses at the Bank's base year is $3.9 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used.  As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1.4 million has not been provided.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax returns for the years ended December 31, 2009, 2010, 2011, and 2012 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2012, 2011and 2010.

11.	OFF-BALANCE-SHEET ACTIVITIES

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

Credit-related financial instruments

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2012	2011
	(In Thousands)
Commitments to grant loans	$18,081	$16,957
Unfunded commitments for construction loans	8,831	18,665
Unfunded commitments under lines of credit	76,760	72,466
Standby letters of credit	1,449	1,139

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

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.4 million, and $1.1 million at December 31, 2012 and 2011, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2012 and 2011 was not material.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2012, future minimum operating lease commitments pertaining to banking premises are as follows:

(In Thousands)
2013	$448
2014	442
2015	442
2016	438
2017	462
Thereafter	3,376

$5,608

The leases contain options to extend for periods from one to five years. Total rent expense, including common area charges for the years ended December 31, 2012, 2011, and 2010 approximated $484,000, $486,000, and $486,000, respectively.

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

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2012 will have no material effect on the Company's consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented below.

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012:
Total Capital to Risk Weighted Assets
Company	$94,030	19.3%	$38,990	8.0%	N/A	N/A
Bank	$84,728	17.4%	$38,932	8.0%	$48,665	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,648	18.4%	$19,495	4.0%	N/A	N/A
Bank	$80,346	16.5%	$19,466	4.0%	$29,199	6.0%
Tier 1 Capital to Average Assets
Company	$89,648	15.0%	$23,839	4.0%	N/A	N/A
Bank	$80,346	13.5%	$23,800	4.0%	$29,749	5.0%

As of December 31, 2011:
Total Capital to Risk Weighted Assets
Company	$94,009	19.6%	$38,362	8.0%	N/A	N/A
Bank	$81,606	17.0%	$38,291	8.0%	$47,864	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,433	18.7%	$19,181	4.0%	N/A	N/A
Bank	$77,030	16.1%	$19,146	4.0%	$28,718	6.0%
Tier 1 Capital to Average Assets
Company	$89,433	14.8%	$24,148	4.0%	N/A	N/A
Bank	$77,030	12.8%	$24,096	4.0%	$30,120	5.0%

The following is a reconciliation of the Company’s stockholders’ equity as disclosed in the consolidated balance sheets under GAAP to regulatory capital as disclosed in the table above.

	December 31,
	2012	2011
	(In Thousands)
Total equity determined under GAAP	$89,969	$90,782
Net unrealized (gain) loss on securities available-for-sale,
net of tax	(26)	8
Disallowed mortgage servicing rights	(37)	(35)
Disallowed deferred tax assets	(258)	(1,322)
Tier 1 Capital	89,648	89,433
Allowable allowance for loan losses	4,364	4,576
Unrealized gain on available-for-sale equity securities, net of tax	18	—
Total regulatory capital	$94,030	$94,009

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMON STOCK REPURCHASE PROGRAM

On September 30, 2011, the Company announced that the Board of Directors approved the Sixth Stock Repurchase Program (the "Sixth Stock Repurchase Program") to repurchase up to 287,000 shares, or approximately 5% of the Company’s outstanding shares of common stock, upon the completion of its Fifth Stock Repurchase Program approved on November 19, 2010.

On June 1, 2012, the Company announced that the Board of Directors authorized the Seventh Stock Repurchase Program (the "Seventh Stock Repurchase Program") for the purchase of up to 272,000 shares, or 5% of the Company's outstanding common stock. On October 11, 2012, the Company announced that the Sixth Stock Repurchase Program had been completed. As of December 31, 2012, under the Seventh Stock Repurchase Program, the Company has purchased 22,654 shares at an average price per share of $14.26.

As of December 31, 2012, the Company repurchased a total of 2.0 million shares of common stock at a total cost of $26.3 million, or an average price per share of $13.21.

The following table summarizes the Stock Repurchase plans as of the dates indicated:

Repurchase Plan	Approval Date	Completion Date	No. of Shares Approved	No. of Shares Purchased	Average Price per Share	Total Cost of the Plan
Initial Plan	August 16, 2007	March 3, 2008	371,968	371,968	$13.21	$4.9 million
Second Plan	March 4, 2008	August 8, 2008	353,370	353,370	$13.26	$4.7 million
Third Plan	August 8, 2008	November 25, 2009	335,000	335,000	$12.98	$4.3 million
Fourth Plan	February 26, 2010	November 23, 2010	318,952	318,952	$11.75	$3.7 million
Fifth Plan	November 19, 2010	November 3, 2011	303,004	303,004	$13.84	$4.2 million
Sixth Plan	September 30, 2011	October 11, 2012	287,000	287,000	$14.26	$4.1 million
Seventh Plan	June 1, 2012	—	272,000	22,654	$14.26	$323,000

15.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) defined contribution plan (the “401(k) Plan”) for eligible employees. Each employee reaching the age of 21 and one year of service automatically becomes a participant in the 401(k) Plan. Employees may defer from 1%-75% of compensation subject to current federal tax laws. For participating employees, the Company makes matching contributions equal to 50% of a participant’s contribution up to 2% of compensation. The Company also provides a guaranteed non-elective 3% Safe Harbor contribution to all eligible employees. The Company’s total expense under the 401(k) Plan for the years ended December 31, 2012, 2011, and 2010, amounted to $259,000, $288,000, and $212,000, respectively.

The Company provides supplemental life insurance benefits to key officers.  Amounts charged to expense for these benefits were $233,000, $309,000 and $360,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the remaining principal balance is payable as follows:

Years Ending
December 31,
(In Thousands)
2013	$211
2014	229
2015	247
2016	268
2017	290
Thereafter	3,368

$4,613

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by First Bankers Trust Company, which are held in a suspense account for allocation among the participants as the loan is paid. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Total compensation expense applicable to the ESOP amounted to $430,000, $414,000, and $356,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Shares held by the ESOP include the following:

	December 31,
	2012	2011	2010
Allocated	181,107	163,216	144,241
Unallocated	386,847	416,607	446,364
	567,954	579,823	590,605

The fair value of unallocated shares at December 31, 2012 was $6.1 million.

17.	EQUITY INCENTIVE PLAN

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2012, and 2011:

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Expected dividend yield	0.86%	0.86%
Expected term	6.5 years	6.5 years
Expected volatility	23.27%	25.37%
Risk-free interest rate	1.40%	2.92%

The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2012, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2010	591,334	$14.21	6.65
Outstanding at December 31, 2011	556,198	14.23	5.74	25
Granted	63,000	14.20	9.05
Exercised	(13,800)	14.12	5.17
Forfeited or expired	(10,200)	13.89	7.12
Outstanding at December 31, 2012	595,198	$14.24	5.15	$983
Exercisable at December 31, 2012	519,998	$14.26	4.62	$846
Exercisable at December 31, 2011	426,157	$14.26	5.61	$10
Exercisable at December 31, 2010	347,198	$14.25	6.60	$12

The Company granted 63,000 and 16,000 stock options during the years ended December 31, 2012 and 2011. The weighted-average grant-date fair value of options granted during 2012 and 2011 was $3.32, and $4.07, respectively. The weighted average grant-date fair value of the options outstanding and exercisable at December 31, 2012 was $3.85 and $3.91, respectively. For the years ended December 31, 2012 and 2011 share based compensation expense applicable to options granted under the Plan was $278,000 and $415,000 and the related tax benefit was $51,000 and $89,000, respectively. During the year ended December 31, 2012, 12,000 stock options with an exercise price of $14.29 per share, and 1,200 stock options with an exercise price of $12.41 and 600 stock options with an exercise price of $14.10 per share were exercised. As of December 31, 2012, unrecognized stock-based compensation expense related to non-vested options amounted to $209,000. This amount is expected to be recognized over a period of 3.77 years.

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of December 31, 2012 is $14.08. The Company recorded compensation cost related to stock awards of approximately $496,000 and $150,000 of related tax benefit in the year ended December 31, 2012. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. Stock awards with a fair value of $854,000, $910,000 and $651,000 have vested during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $18,000 is expected to be recognized over a period of 3.19 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock awards as of December 31, 2012, and changes during the year then ended is as follows:

		Weighted Average Grant-Date
Nonvested Shares	Shares	Fair Value
Outstanding at December 31, 2011	55,346	$14.28
Granted	—	—
Vested	53,746	14.29
Forfeited or expired	—	—
Outstanding at December 31, 2012	1,600	$14.08

18. LONG-TERM INCENTIVE PLAN
On March 13, 2012, the Company adopted the Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (the “Plan”), effective January 1, 2012. The Plan was established to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interest with those of the Company's shareholders.

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company's stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1, 2012 to December 31, 2012. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Plan for the twelve months ended December 31, 2012 was $34,000.

19.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates. An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2012	2011
	(In Thousands)
Balance at beginning of year	$1,447	$1,584
Additions	101	119
Repayments	(323)	(226)
Change in related party status	(15)	(30)
Balance at end of year	$1,210	$1,447

Deposits from related parties held by the Company at December 31, 2012 and 2011 amounted to $3.4 million.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital at December 31, 2012 was sufficient to meet the requirements of regulatory authorities. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.0%, tier-one risk-based capital of 6.0%, and total risk-based capital of 10.0%. At December 31, 2012, the Company had leverage capital of 15.0%, tier-one risk-based capital of 18.4% and total risk-based capital of 19.3%, versus 14.8%, 18.7% and 19.6%, respectively, at December 31, 2011. The Company’s actual levels of capitalization were above the standards to be rated “well-capitalized” by regulatory authorities.

During 2012, a total of $2.0 million in dividends were declared from the Chicopee Funding Corporation ("CFC") to the Company. During the year ended December 31, 2011 there were no dividends paid from CFC to the Company. As of December 31, 2012, a total of $1.6 million in dividends were declared from the Bank to the Company. During the year ended December 31, 2011, there were no dividends from the Bank to the Company.

21.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 - Valuation is based upon quoted prices for identical instruments in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation includes use of discounted cash flow models and similar techniques.

The fair value methods and assumptions for the Company's financial instruments are set forth below.
Cash and cash equivalents. The carrying amounts of cash equivalents and due from banks and federal funds sold approximate their relative fair values. As such, the Company classifies these financial instruments as Level 1.
Investment securities. The fair values of investment securities are estimated by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominately reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values. As such, the Company classifies investments securities as Level 2.
Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as level 3, except for impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral, less costs to sell. As such, the Company classifies impaired loans as Level 2.

Loans held for sale. Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Other real estate owned. Real estate acquired through foreclosure is recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

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

Accrued interest receivable. The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans for which it is probable that the interest is not collectable. Therefore, this financial instrument has been adjusted for estimated credit loss. As such, the Company classifies accrued interest receivable Level 2.

Deposits. The fair value of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company's net assets could increase. As such, the Company classifies deposits as Level 2.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowed funds. The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities. As such, the Company classifies borrowed funds as Level 2.
Accrued interest payable. The fair value estimate approximates the carrying amount as this financial instrument has a short maturity. As such, the Company classifies accrued interest payable as Level 2.

Off-balance-sheet instruments. Off-balance-sheet instruments include loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premise and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Assets that were measured at fair value as of December 31, 2012 and 2011 on a recurring basis are summarized below:

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$621	$621	$—	$—
Total equity securities	$621	$621	$—	$—

	Fair Value Measurements Using
	December 31, 2011	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Securities available-for-sale
Equity securities by industry type:
Financial	$613	$613	$—	$—
Total equity securities	$613	$613	$—	$—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 are summarized below:

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,556	$—	$1,556	$—
OREO	572	—	572	—
Mortgage servicing rights	147	—	147	—

	Fair Value Measurements Using
	December 31, 2011	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$2,296	$—	$2,296	$—
OREO	913	—	913	—
Loans held for sale	1,635	—	1,635	—
Mortgage servicing rights	360	—	360	—

Impaired loans are presented net of their related specific reserve of $261,000 and $615,000 as of December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments.

FASB ASC Topic 825, "Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instrument's. In cases where quoted prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	Carrying Amount at December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$39,608	$39,608	$—	$—
Securities available-for-sale	621	621	—	—
Securities held-to-maturity	59,568	—	67,108	—
FHLB stock	4,277	—	4,277	—

Residential real estate	120,265	—	—	116,129
Residential construction	4,334	—	—	4,310
Commercial real estate	189,472	—	—	187,653
Commercial construction	35,781	—	—	36,210
Commercial	84,583	—	—	84,769
Consumer	2,492	—	—	2,693
Home equity	31,731	—	—	31,956
Total loans	468,658	—	—	463,720

Accrued interest receivable	1,567	—	1,567	—
Mortgage servicing rights	368	—	444	—

Financial liabilities:
Deposits	$466,177	$—	$468,966	$—
Securities sold under under agreements to repurchase	9,763	—	9,763	—
FHLB long term advances	33,332	—	35,105	—
Accrued interest payable	60	—	60	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$61,122	$61,122
Securities available-for-sale	613	613
Securities held-to-maturity	73,852	80,607
FHLB stock	4,489	4,489
Total loans	447,126	448,781
Loans held for sale	1,635	1,635
Accrued interest receivable	1,527	1,527
Mortgage servicing rights	344	360

Financial liabilities:
Deposits	$453,377	$454,776
Securities sold under agreements to repurchase	12,340	12,340
FHLB long term advances	59,625	61,540
Accrued interest payable	132	132

22.          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2012 and 2011:

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$6,118	$6,102	$6,100	$6,077	$6,188	$6,281	$6,232	$6,149
Interest expense	1,516	1,484	1,373	1,254	1,822	1,792	1,714	1,574
Net interest and dividend income	4,602	4,618	4,727	4,823	4,366	4,489	4,518	4,575
Provision for loan losses	7	64	169	202	233	119	223	267
Net gain on sales of securities
available-for-sale	—	—	—	—	12	—	—	—
Other than temporary impairment charge	—	—	—	(37)	—	—	—	—
Fees and other non-interest income	681	777	620	982	649	591	697	701
Non-interest expenses	4,830	4,822	4,362	4,291	4,746	4,673	4,661	4,654
Income tax expense (benefit)	49	57	193	282	5	(18)	(40)	(25)
Net income	$397	$452	$623	$993	$43	$306	$371	$380
Earnings per share:
Basic	$0.08	$0.09	$0.12	$0.20	$0.01	$0.06	$0.07	$0.07
Diluted	$0.08	$0.09	$0.12	$0.19	$0.01	$0.06	$0.07	$0.07

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2012	2011
	(In Thousands)
Assets
Cash and cash equivalents	$3,182	$5,073
Investment in common stock of Chicopee Savings Bank	80,667	78,389
Investment in common stock of Chicopee Funding Corporation	4,631	6,272
Other assets	1,489	1,098
Total assets	$89,969	$90,832
Liabilities and Stockholders' Equity
Total liabilities	$—	$50
Stockholders' equity	89,969	90,782
Total liabilities and stockholders' equity	$89,969	$90,832

	Years Ended December 31,
STATEMENTS OF INCOME	2012	2011	2010
	(In Thousands)
Interest income	$2,043	$33	$2,539
Dividend income from subsidiaries	1,565	—	8,000
Operating expenses	704	637	644
Income (loss) before income taxes and equity in undistributed
net income of subsidiaries	2,904	(604)	9,895
Applicable income tax (benefit) expense	(44)	28	81
Income (loss) before equity in undistributed net income of subsidiaries	2,948	(632)	9,814
Equity in undistributed net income (loss) of Chicopee Savings Bank	1,157	1,317	(7,790)
Equity in undistributed net income (loss) of Chicopee Funding =Corporation	(1,640)	415	(1,559)
Net income	$2,465	$1,100	$465

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2012	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$2,465	$1,100	$465
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net (income) loss of Chicopee Savings Bank	(1,157)	(1,317)	7,790
Equity in undistributed net (income) loss of Chicopee Funding Corporation	1,640	(415)	1,559
(Increase) decrease in other assets	(391)	(79)	463
Increase (decrease) in other liabilities	(50)	38	—
Change in unearned compensation	1,091	1,727	1,626
Net cash provided by operating activities	3,598	1,054	11,903
Cash flows from investing activities:
Investment in Chicopee Savings Bank	(1,091)	(1,727)	(1,626)
Net cash used in investing activities	(1,091)	(1,727)	(1,626)
Cash flows from financing activities
Treasury stock purchased	(4,377)	(3,895)	(4,344)
Adjustment to treasury shares	32	—	—
Exercise of stock options	(53)	(6)	—
Net cash used in financing activities	(4,398)	(3,901)	(4,344)
Net (decrease) increase in cash and cash equivalents	(1,891)	(4,574)	5,933
Cash and cash equivalents at beginning of year	5,073	9,647	3,714
Cash and cash equivalents at end of year	$3,182	$5,073	$9,647

24.          SUBSEQUENT EVENTS

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

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On January 25, 2013, the Company announced a cash dividend of $0.05 per share of its common stock to stockholders of record as of the close of business on February 4, 2013, payable on or about March 8, 2013. On January 22, 2013 under the 2007 Equity Incentive Plan, the Company granted 100,000 stock options with a fair value of $3.59 to various employees.