Form 10-Q
period 2013-03-31
CHICOPEE BANCORP, INC.
filed 2013-05-09
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes [   ]    No [X]

As of May 3, 2013, there were 5,428,585 shares of the Registrant’s Common Stock outstanding.

1

CHICOPEE BANCORP, INC.
FORM 10-Q

2

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Cash and due from banks	$9,138	$11,073
Federal funds sold	2,197	3,372
Interest-bearing deposits with the Federal Reserve Bank of Boston	20,833	25,163
Total cash and cash equivalents	32,168	39,608

Available-for-sale securities, at fair value	634	621
Held-to-maturity securities, at cost (fair value $66,647 and $67,108 at
March 31, 2013 and December 31, 2012, respectively)	59,896	59,568
Federal Home Loan Bank stock, at cost	3,914	4,277
Loans, net of allowance for loan losses ($4,325 at
March 31, 2013 and $4,364 at December 31, 2012)	456,644	465,211
Loans held for sale	2,224	—
Other real estate owned	485	572
Mortgage servicing rights	425	368
Bank owned life insurance	13,899	13,807
Premises and equipment, net	9,357	9,459
Accrued interest and dividends receivable	1,695	1,567
Deferred income tax asset	3,248	3,252
FDIC prepaid insurance	476	467
Other assets	1,207	1,205
Total assets	$586,272	$599,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$72,371	$75,407
NOW accounts	39,431	36,711
Savings accounts	49,833	48,882
Money market deposit accounts	113,070	127,730
Certificates of deposit	176,377	177,447
Total deposits	451,082	466,177

Securities sold under agreements to repurchase	12,721	9,763
Advances from Federal Home Loan Bank	31,013	33,332
Accrued expenses and other liabilities	803	741
Total liabilities	495,619	510,013

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at March 31, 2013 and December 31, 2012)	72,479	72,479
Treasury stock, at cost (2,010,783 shares at March 31, 2013 and December 31, 2012)	(26,567)	(26,567)
Additional paid-in-capital	3,119	3,044
Unearned compensation (restricted stock awards)	(17)	(18)
Unearned compensation (Employee Stock Ownership Plan)	(3,794)	(3,868)
Retained earnings	45,399	44,873
Accumulated other comprehensive income	34	26
Total stockholders' equity	90,653	89,969
Total liabilities and stockholders' equity	$586,272	$599,982

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Loans, including fees	$5,456	$5,685
Interest and dividends on securities	424	414
Other interest-earning assets	14	19
Total interest and dividend income	5,894	6,118

Interest expense:
Deposits	958	1,146
Securities sold under agreements to repurchase	3	5
Other borrowed funds	189	365
Total interest expense	1,150	1,516

Net interest income	4,744	4,602
(Reduction of) provision for loan losses	(70)	7
Net interest income after (reduction of) provision for loan losses	4,814	4,595

Non-interest income:
Service charges, fees and commissions	502	540
Loan sales and servicing, net	264	153
Net loss on sale of other real estate owned	(40)	(108)
Income from bank owned life insurance	92	96
Other non-interest income	24	—
Total non-interest income	842	681

Non-interest expenses:
Salaries and employee benefits	2,533	2,771
Occupancy expenses	425	395
Furniture and equipment	204	209
FDIC insurance assessment	68	94
Data processing	312	262
Professional fees	217	165
Advertising	147	149
Stationery, supplies and postage	76	108
Other non-interest expense	652	677
Total non-interest expenses	4,634	4,830

Income before income taxes	1,022	446
Income tax expense	225	49
Net income	$797	$397

Earnings per share:
Basic	$0.16	$0.08
Diluted	$0.16	$0.08

Adjusted weighted average shares outstanding:
Basic	5,040,230	5,070,119
Diluted	5,040,676	5,119,446

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$797	$397

Other comprehensive income, net of tax
Unrealized holding gains arising during period on investment securities available-for-sale	12	12
Tax effect	(4)	(4)
Other comprehensive income, net of tax	8	8
Comprehensive income	$805	$405

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2013 and 2012
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

Comprehensive income:
Net income	—	—	—	—	—	797	—	797
Change in net unrealized loss on securities
available-for-sale (net of deferred income taxes of $4)	—	—	—	—	—	—	8	8
Total comprehensive income								805
Stock option expense (net of income tax benefit of $1)	—	—	28	—	—	—	—	28

Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	47	—	74	—	—	121
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(271)	—	(271)
Balance at March 31, 2013	$72,479	$(26,567)	$3,119	$(17)	$(3,794)	$45,399	$34	$90,653

Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	—	—	—	—	—	397	—	397
Change in net unrealized loss on securities
available-for-sale (net of deferred income taxes of $4)	—	—	—	—	—	—	8	8
Total comprehensive income								405
Stock option expense (net of income tax benefit of $22)	—	—	108	—	—	—	—	108
Treasury stock purchased (128,589 shares)	—	(1,849)	—	—	—	—	—	(1,849)

Change in unearned compensation:
Restricted stock award expense	—	—	—	192	—	—	—	192
Common stock held by ESOP committed to be released	—	—	31	—	74	—	—	105
Balance at March 31, 2012	$72,479	$(24,039)	$2,939	$(354)	$(4,092)	$42,805	$5	$89,743

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:	(In Thousands)
Net income	$797	$397
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
Depreciation and amortization	230	235
(Reductions of) provision for loan losses	(70)	7
Increase in cash surrender value of life insurance	(92)	(96)
Realized gains on sales of mortgage loans	(90)	(54)
(Increase) decrease in other assets	(17)	46
Increase in accrued interest and dividends receivable	(128)	(36)
(Increase) decrease in FDIC prepaid insurance	(9)	94
Net change in loans originated for resale	(2,224)	31
Net loss on sales of other real estate owned	40	108
Decrease (increase) in other liabilities	62	(97)
Change in unearned compensation	122	297
Stock option expense	28	108
Net cash (used) provided by operating activities	(1,351)	1,040

Cash flows from investing activities:
Additions to premises and equipment	(82)	(163)
Loan originations and principal collections, net	8,637	(6,182)
Proceeds from sales of other real estate owned	48	—
Purchases of held-to-maturity securities	(9,444)	(3,004)
Maturities of held-to-maturity securities	8,711	14,009
Proceeds from principal paydowns of held-to-maturity securities	406	496
Proceeds from sale of FHLB stock	362	213
Net cash provided by investing activities	8,638	5,369

Cash flows from financing activities:
Net decrease in deposits	(15,095)	(4,760)
Net increase (decrease) in securities sold under agreements to repurchase	2,958	(2,457)
Payments on long-term FHLB advances	(2,319)	(2,891)
Stock purchased for treasury	—	(1,849)
Cash dividends paid on common stock	(271)	—
Net cash used by financing activities	(14,727)	(11,957)

Net decrease in cash and cash equivalents	(7,440)	(5,548)

Cash and cash equivalents at beginning of period	39,608	61,122

Cash and cash equivalents at end of period	$32,168	$55,574

Supplemental cash flow information:
Interest paid on deposits	$958	$1,146
Interest paid on borrowings	242	398
Income taxes paid	7	—
Transfers from loans to other real estate owned	—	97

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013 and 2012

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of March 31, 2013 and for the periods ended March 31, 2013 and 2012 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

The results for the three month interim period ended March 31, 2013 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended March 31,
	2013	2012
Net income (in thousands)	$797	$397

Weighted average number of common shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(2,010,783)	(1,897,395)
Less: average number of unallocated ESOP shares	(386,848)	(416,605)
Less: average number of dilutive restricted stock awards	(1,507)	(55,249)

Adjusted weighted average number of common shares outstanding	5,040,230	5,070,119
Plus: dilutive outstanding restricted stock awards	446	49,327
Plus: dilutive outstanding stock options	—	—
Weighted average number of diluted shares outstanding	5,040,676	5,119,446

Earnings per share:
Basic- common stock	$0.16	$0.08
Basic- unvested share-based payment awards	$0.16	$0.08
Diluted- common stock	$0.16	$0.08
Diluted- unvested share-based payment awards	$0.16	$0.08

There were 695,198 and 619,198 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2012, and the three months ended March 31, 2013:

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
Expected dividend yield	1.39%	0.86%
Weighted average expected term	6.5 years	6.5 years
Weighted average expected volatility	24.06%	23.27%
Weighted average risk-free interest rate	1.25%	1.40%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of March 31, 2013, and changes during the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	595,198	$14.24	5.15	$983
Granted	100,000	16.55	9.82	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2013	695,198	$14.57	5.62	$1,619
Exercisable at March 31, 2013	534,598	$14.26	4.50	$1,411
Exercisable at March 31, 2012	429,357	$14.26	5.38	$102

The Company granted 100,000 stock options in the three months ended March 31, 2013 with a fair value of $3.59. The weighted-average grant-date fair value of options granted during 2012 was $3.32. The weighted average grant-date fair value of the options outstanding and exercisable at March 31, 2013 was $3.81 and $3.90, respectively. For the three months ended March 31, 2013 and 2012, share based compensation expense applicable to options granted under the Plan was $28,000 and $108,000 and the related tax benefit was $1,000 and $22,000, respectively. As of March 31, 2013, unrecognized stock-based compensation expense related to non-vested options amounted to $540,000. This amount is expected to be recognized over a period of 4.26 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2013 is $14.08. The Company recorded compensation cost related to stock awards of approximately $1,000 and $192,000 in the three months ended March 31, 2013 and 2012, respectively. Stock awards with a fair value of $854,000, have vested during the year ended December 31, 2012. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. There were no awards granted by the company during the three months ended March 31, 2013. As of March 31, 2013, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $9,000. This amount is expected to be recognized over a period of 2.20 years.

A summary of the status of the Company’s stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2012	1,600	$14.08
Granted	—	—
Vested	400	14.08
Forfeited	—	—
Outstanding at March 31, 2013	1,200	$14.08

4.     Long-term Incentive Plan

On March 13, 2012, the Company adopted the Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (the “Plan”), effective as of January 1, 2012, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interest with those of the Company’s stockholders.

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1, 2013 to December 31, 2013. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company’s total expense under the Plan for the three months ended March 31, 2013, and 2012, was $4,000 and $13,000, respectively.

5.      Recent Accounting Pronouncements (Applicable to the Company)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” amending Topic 210.  The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement.  This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented.  The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 not have a material effect on the Company's consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$53	$—	$634
Total available-for-sale securities	$581	$53	$—	$634

Held-to-maturity securities
U.S. Treasury securities	$10,993	$2	$—	$10,995
Corporate and industrial
revenue bonds	35,450	6,700	—	42,150
Certificates of deposit	12,473	5	—	12,478
Collateralized mortgage obligations	980	44	—	1,024
Total held-to-maturity securities	$59,896	$6,751	$—	$66,647

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$40	$—	$621
Total available-for-sale securities	$581	$40	$—	$621

Held-to-maturity securities
U.S. Treasury securities	$13,691	$2	$—	$13,693
Corporate and industrial
revenue bonds	35,656	7,481	—	43,137
Certificates of deposit	9,041	4	—	9,045
Collateralized mortgage obligations	1,180	53	—	1,233
Total held-to-maturity securities	$59,568	$7,540	$—	$67,108

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$—	$—	$4,277
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,460	$—	$—	$4,460

At March 31, 2013 and December 31, 2012, securities with an amortized cost of $11.5 million and $12.6 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$23,466	$23,473
From 1 to 5 years	1,984	2,266
From 5 to 10 years	9,115	10,030
Over 10 years	25,331	30,878
	$59,896	$66,647

Unrealized Losses on Investment Securities
Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired (“OTTI”). Securities are evaluated individually based on guidelines established by the FASB and the internal policy of the Company and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in fair value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

As of March 31, 2013 management determined that there were no securities other-than-temporarily impaired. During the year ended December 31, 2012, management deemed that three equity securities issued by one company in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $37,000. Management evaluated these securities according to the Company's OTTI policy and determined the declines in value to be other-than-temporary.

There were no continuous unrealized losses as of March 31, 2013 and December 31, 2012.

U.S. Treasury Securities
There were no unrealized losses within the U.S. Treasury securities portfolio at March 31, 2013 and December 31, 2012, respectively. The portfolio ended with an unrealized gain of $2,000 as of March 31, 2013 and December 31, 2012, respectively.

Collateralized Mortgage Obligations (“CMO”)
As of March 31, 2013 and December 31, 2012, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $44,000 and $53,000 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company has nine CMO bonds, or 12 individual issues, with an aggregate book value of $980,000, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2012, the Company had nine CMO bonds, or 12 individual issues, with an aggregate book value of $1.2 million, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Corporate and Industrial Revenue Bonds
As of March 31, 2013 and December 31, 2012, there were no unrealized losses within the corporate industrial revenue bond category. As of March 31, 2013, the Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $35.5 million. These IRBs have a tax equivalent adjustment based on a tax rate of 41%. The portfolio ended with an unrealized gain of $6.7 million and $7.5 million as of March 31, 2013 and December 31, 2012, respectively.

As of December 31, 2012, the Company had six tax-exempt IRBs, with an aggregate book value of $35.7 million. These IRBs have a tax equivalent adjustment based on a tax rate of 41%.

Marketable Equity Securities
There were no unrealized losses within the marketable equity securities portfolio at March 31, 2013 and December 31, 2012.  Management will continue to conduct, on at least a monthly basis, a review if its investment portfolio to determine if the value of any security has declined below its cost and whether such security is other-than-temporarily impaired.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of March 31, 2013 and December 31, 2012, the Company’s investment in FHLB stock totaled $3.9 million and $4.3 million, or 39,141 and 42,765 shares, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of March 31, 2013 and December 31, 2012, the Company received $4,000, and $22,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess capital stock from its members. On March 11, 2013, the FHLB repurchased $362,000 of FHLB stock, representing 3,624 shares.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2013. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of March 31, 2013 and December 31, 2012, the Company’s investment in Banker’s Bank totaled $183,000.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential[1]	$113,441	24.7%	$120,265	25.7%
Home equity	31,751	6.9%	31,731	6.8%
Commercial	187,628	40.8%	189,472	40.4%
Total	332,820	72.4%	341,468	72.9%

Construction-residential	4,822	1.0%	4,334	0.9%
Construction-commercial	35,623	7.7%	35,781	7.6%
Total	40,445	8.7%	40,115	8.5%

Total real estate loans	373,265	81.1%	381,583	81.4%

Consumer loans	2,344	0.5%	2,492	0.6%
Commercial loans	84,472	18.4%	84,583	18.0%
Total loans	460,081	100.0%	468,658	100.0%

Deferred loan origination costs, net	888		917
Allowance for loan losses	(4,325)		(4,364)
Loans, net	$456,644		$465,211

[1] Excludes loans held for sale of $2.2 million at March 31, 2013. There were no loans held for sale at December 31, 2012.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At March 31, 2013 and December 31, 2012, the Company was servicing loans for participating lenders totaling $19.1 million and $19.3 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $93.5 million and $87.1 million at March 31, 2013 and December 31, 2012, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan segments: commercial real estate, commercial construction and commercial. The risks evaluated in determining an adequate credit risk rating, include the financial strength of the borrower and the collateral securing the loan. All commercial real estate, commercial construction and commercial loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention, substandard, doubtful and loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of March 31, 2013:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,422	$23,014	$176,890	$277,326
Special mention	6,152	8,340	6,966	21,458
Substandard	851	4,269	3,772	8,892
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$84,472	$35,623	$187,628	$307,723

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$110,960	$4,491		$115,451
Substandard (nonaccrual)	2,481	331		2,812
Total residential loans	$113,441	$4,822		$118,263

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,287	$31,655		$33,942
Nonperforming (nonaccrual)	57	96		153
Total consumer loans	$2,344	$31,751		$34,095

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2012:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$75,656	$23,214	$178,337	$277,207
Special mention	8,006	8,164	7,529	23,699
Substandard	874	4,403	3,606	8,883
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$84,583	$35,781	$189,472	$309,836

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$117,678	$4,003		$121,681
Substandard (nonaccrual)	2,587	331		2,918
Total residential loans	$120,265	$4,334		$124,599

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,468	$31,635		$34,103
Nonperforming (nonaccrual)	24	96		120
Total consumer loans	$2,492	$31,731		$34,223

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general and allocated components, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following portfolio segments: residential real estate, residential construction, commercial real estate, commercial, commercial construction, consumer and home equity. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each portfolio segment. Management deems 36 months to be an appropriate time frame on which to base historical losses for each portfolio segment. This historical loss factor is adjusted for qualitative factors for each portfolio segment including, but not limited to: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and changes in lending policies, experience, ability, depth of lending management and staff; and national and local economic conditions. Management follows a similar process to estimate its liability for off-balance-sheet commitments to extend credit.

The qualitative factors are determined based on the various risk characteristics of each portfolio segment. Risk characteristics relevant to each portfolio segment are as follows:

Risk Characteristics

Residential real estate loans enable the borrower to purchase or refinance existing homes, most of which serve as the primary residence of the owner. Repayment is dependent on the credit quality of the borrower. Factors attributable to failure of repayment may include a weakened economy and/or unemployment, as well as possible personal considerations. While the Company anticipates adjustable-rate mortgages will better offset the potential adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment.

Commercial real estate loans are secured by commercial real estate and residential investment real estate and generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Risks in commercial real estate and residential investment lending are borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential real estate, commercial real estate and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The Company recognizes the change in present value attributable to the passage of time as provision for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and the resulting allowance is reported as the general component, as described above.

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a Troubled debt restructuring ("TDR"). All TDR’s are classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, except for home equity loans.

During the quarter ended March 31, 2013 the Company modified the allowance methodology related to the qualitative factors. No factors were changed in the modification. The charge off trends are a separate factor in the allowance methodology and are no longer included in the qualitative factors. In addition, the Company reviews the dollar amount of total delinquencies and adjusts for the amounts and trends in the 30-89 day category. The amount over 90 day delinquencies is then compared to the charge-off history. Trends in volume are analyzed to determine any significant changes and the risk associated with each sector and trend. These changes resulted in a reallocation of the allowance and did not have a material effect on the allowance for loan losses.

 The following table presents the allowance for loan losses and select loan information as of and for the three month period ended March 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
(Reduction of) provision for loan losses	8	(7)	(58)	(88)	64	7	4	(70)
Recoveries	—	—	—	—	36	3	—	39
Loans charged off	—	—	—	—	—	(8)	—	(8)
Balance as of March 31, 2013	$544	$86	$1,908	$414	$1,199	$46	$128	$4,325

Allowance for loan losses ending balance
Collectively evaluated for impairment	$343	$55	$1,861	$414	$1,199	$46	$117	$4,035
Individually evaluated for impairment	201	31	47	—	—	—	11	290
	$544	$86	$1,908	$414	$1,199	$46	$128	$4,325

Total loans ending balance
Collectively evaluated for impairment	$110,713	$4,491	$184,235	$31,354	$83,812	$2,344	$31,567	$448,516
Individually evaluated for impairment	2,728	331	3,393	4,269	660	—	184	11,565
	$113,441	$4,822	$187,628	$35,623	$84,472	$2,344	$31,751	$460,081

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision for (reduction of) loan losses	84	4	140	(24)	158	52	28	442
Recoveries	1	—	—	—	4	19	—	24
Loans charged off	(98)	—	(65)	—	(406)	(74)	(35)	(678)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Allowance for loan losses ending balance
Collectively evaluated for impairment	$353	$62	$1,919	$502	$1,099	$44	$124	$4,103
Individually evaluated for impairment	183	31	47	—	—	—	—	261
	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Total loans ending balance
Collectively evaluated for impairment	$117,611	$4,003	$186,293	$31,378	$83,917	$2,492	$31,635	$457,329
Individually evaluated for impairment	2,654	331	3,179	4,403	666	—	96	11,329
	$120,265	$4,334	$189,472	$35,781	$84,583	$2,492	$31,731	$468,658

The following table presents the allowance for loan losses and select loan information as of and for three month period ended March 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
(Reduction of) provision for loan losses	(104)	14	26	46	6	15	4	7
Recoveries	—	—	—	—	—	6	—	6
Loans charged off	(69)	—	—	—	(48)	(24)	—	(141)
Balance as of March 31, 2012	$376	$103	$1,917	$572	$1,301	$44	$135	$4,448

Allowance for loan losses ending balance
Collectively evaluated for impairment	$337	$88	$1,856	$572	$1,026	$44	$122	$4,045
Individually evaluated for impairment	39	15	61	—	275	—	13	403
	$376	$103	$1,917	$572	$1,301	$44	$135	$4,448
Total loans ending balance
Collectively evaluated for impairment	$120,475	$5,508	$173,478	$35,757	$77,104	$2,507	$29,640	$444,469
Individually evaluated for impairment	1,934	331	4,335	213	1,458	—	343	8,614
	$122,409	$5,839	$177,813	$35,970	$78,562	$2,507	$29,983	$453,083

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three month period ended March 31, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,788	$1,788	$1,650	$—	$12
Residential construction	—	—	—	—	—
Commercial real estate	3,050	3,440	2,942	—	59
Commercial construction	4,269	4,269	4,336	—	50
Commercial	660	830	663	—	8
Consumer	—	—	—	—	—
Home equity	134	134	115	—	1
Total	$9,901	$10,461	$9,706	$—	$130

Impaired loans with a valuation allowance:
Residential real estate	$940	$940	$1,041	$201	$4
Residential construction	331	331	331	31	—
Commercial real estate	343	343	344	47	6
Commercial construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	50	50	25	11	1
Total	$1,664	$1,664	$1,741	$290	$11

Total impaired loans:
Residential real estate	$2,728	$2,728	$2,691	$201	$16
Residential construction	331	331	331	31	—
Commercial real estate	3,393	3,783	3,286	47	65
Commercial construction	4,269	4,269	4,336	—	50
Commercial	660	830	663	—	8
Consumer	—	—	—	—	—
Home equity	184	184	140	11	2
Total	$11,565	$12,125	$11,447	$290	$141

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,512	$1,512	$1,228	$—	$53
Residential construction	—	—	—	—	—
Commercial real estate	2,835	3,225	3,410	—	141
Commercial construction	4,403	4,403	2,691	—	131
Commercial	666	891	723	—	25
Consumer	—	—	—	—	—
Home equity	96	96	217	—	5
Total	$9,512	$10,127	$8,269	$—	$355

Impaired loans with a valuation allowance:
Residential real estate	$1,142	$1,142	$722	$183	$48
Residential construction	331	331	265	31	—
Commercial real estate	344	344	422	47	20
Commercial construction	—	—	43	—	—
Commercial	—	—	623	—	—
Consumer	—	—	—	—	—
Home equity	—	—	34	—	—
Total	$1,817	$1,817	$2,109	$261	$68

Total impaired loans:
Residential real estate	$2,654	$2,654	$1,950	$183	$101
Residential construction	331	331	265	31	—
Commercial real estate	3,179	3,569	3,832	47	161
Commercial construction	4,403	4,403	2,734	—	131
Commercial	666	891	1,346	—	25
Consumer	—	—	—	—	—
Home equity	96	96	251	—	5
Total	$11,329	$11,944	$10,378	$261	$423

As of March 31, 2012, the total average recorded investment of impaired loans was $9.2 million and interest income recognized on impaired loans was $97,000.

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

The following table presents an aging analysis of past due loans as of March 31, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,473	$292	$1,826	$3,591	$109,850	$113,441	$2,481
Residential construction	—	—	331	331	4,491	4,822	331
Commercial real estate	778	419	—	1,197	186,431	187,628	785
Commercial construction	—	—	—	—	35,623	35,623	—
Commercial	246	103	108	457	84,015	84,472	139
Consumer	35	1	34	70	2,274	2,344	57
Home equity	126	162	60	348	31,403	31,751	96
Total	$2,658	$977	$2,359	$5,994	$454,087	$460,081	$3,889

The following table presents an aging analysis of past due loans as of December 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,568	$160	$1,575	$4,303	$115,962	$120,265	$2,587
Residential construction	—	—	331	331	4,003	4,334	331
Commercial real estate	526	293	609	1,428	188,044	189,472	902
Commercial construction	—	—	—	—	35,781	35,781	—
Commercial	491	61	47	599	83,984	84,583	47
Consumer	57	—	1	58	2,434	2,492	24
Home equity	128	18	60	206	31,525	31,731	96
Total	$3,770	$532	$2,623	$6,925	$461,733	$468,658	$3,987

Troubled Debt Restructurings

There were no new troubled debt restructured during the three month period ended March 31, 2013.

The following is a summary of accruing and non-accruing TDR loans modified as TDRs by segment during the three month period ended March 31, 2012:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$127
Residential construction	—	—	—	—
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial	1	67	67	67
Consumer	1	27	27	27
Home equity	1	38	38	38
Total	4	$250	$259	$259

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

During the three month period ended March 31, 2012 there were four TDRs totaling $259,000 entered into with borrowers who were experiencing financial difficulty. The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. At March 31, 2012, the specific reserves related to TDRs were $15,000. The modifications granted did not result in a reduction of the recorded investment. TDRs granted in 2012 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. At March 31, 2012, the Company had two troubled debt restructurings totaling $64,000 included in nonperforming loans. The two restructured loans continue to be reported on nonaccrual but have been performing as modified. For the three months ended March 31, 2012, the interest income recorded from the restructured loans amounted to approximately $4,000.

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

During the three month periods ended March 31, 2013 and 2012, there were no TDRs that had been modified within the previous twelve month periods that had subsequently defaulted. TDR loans are considered defaulted at 90 days past due.

At March 31, 2013 and December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

8.      Fair Value Measurements

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, available-for-sale securities are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

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

Available-for-sale securities. The fair value of debt available-for-sale securities is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity available-for-sale securities is calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads.
The fair value of debt and equity securities is classified as Level 1.

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

Loans held for sale. Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale as nonrecurring Level 2.

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

Assets that were measured at fair value as of March 31, 2013 and December 31, 2012 on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$634	$634	$—	$—
Total equity securities	$634	$634	$—	$—

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$621	$621	$—	$—
Total equity securities	$621	$621	$—	$—

Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements Using
	March 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,374	$—	$1,374	$—
Other real estate owned	485	—	485	—
Loans held for sale	2,224	—	2,224	—
Mortgage servicing rights	87	—	87	—

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,556	$—	$1,556	$—
Other real estate owned	572	—	572	—
Mortgage servicing rights	147	—	147	—

Impaired loans are presented net of their related specific reserve of $290,000 and $261,000 as of March 31, 2013 and December 31, 2012, respectively.

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

		Fair Value Measurements Using
	Carrying Amount at March 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$32,168	$32,168	$—	$—
Available-for-sale securities	634	634	—	—
Held-to-maturity securities	59,896	—	66,647	—
FHLB stock	3,914	—	3,914	—

Residential real estate	112,897	—	—	106,844
Residential construction	4,736	—	—	4,722
Commercial real estate	185,720	—	—	180,921
Commercial construction	35,209	—	—	35,615
Commercial	83,273	—	—	83,752
Consumer	2,298	—	—	2,506
Home equity	31,623	—	—	31,800
Total loans	455,756	—	—	446,160

Loans held for sale	2,224	—	2,224	—
Accrued interest receivable	1,695	—	1,695	—
Mortgage servicing rights	425	—	559	—

Financial liabilities:
Deposits	$451,082	$—	$452,002	$—
Securities sold under agreements to repurchase	12,721	—	12,721	—
FHLB long term advances	31,013	—	32,543	—
Accrued interest payable	114	—	114	—

		Fair Value Measurements Using
	Carrying Amount at December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$39,608	$41,494	$—	$—
Available-for-sale securities	621	590	—	—
Held-to-maturity securities	59,568	—	69,834	—
FHLB stock	4,277	—	4,277	—

Residential real estate	119,729	—	—	115,593
Residential construction	4,241	—	—	4,217
Commercial real estate	187,506	—	—	185,687
Commercial construction	35,279	—	—	35,708
Commercial	83,484	—	—	83,670
Consumer	2,448	—	—	2,649
Home equity	31,607	—	—	31,832
Total loans	464,294	—	—	459,356

Accrued interest receivable	1,567	—	1,567	—
Mortgage servicing rights	368	—	444	—

Financial liabilities:
Deposits	$466,177	$—	$468,966	$—
Securities sold under agreements to repurchase	9,763	—	9,763	—
FHLB long term advances	33,332	—	35,105	—
Accrued interest payable	60	—	60	—

9.      Other Comprehensive Income Reconciliation

The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the three month period ended March 31, 2013:

Unrealized Gain on Available-for-Sale Securities
(Dollars in Thousands)

Beginning balance	$26
Current-period change	8
Ending balance	$34

The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the three month period ended March 31, 2012:

Unrealized Gain on Available-for-Sale Securities
(Dollars in Thousands)

Beginning balance	$(3)
Current-period change	8
Ending balance	$5

10.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. During the first quarter of 2013, the Company did not repurchase any shares of Company stock. As of March 31, 2013, a total of 249,346 shares were authorized to be repurchased under the current stock repurchase programs. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. On April 25, 2013, the Company announced a cash dividend of $0.05 per share of its common stock to stockholders of record as of the close of business on May 6, 2013, payable on or about June 7, 2013,

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2012 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At March 31, 2013, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment of securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2012 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

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

Valuation of Other Real Estate Owned (“OREO”).  Periodically, the Company acquires property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. OREO is recorded at fair value less costs to sell. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with the Company's appraisal policy, the decline is recorded by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased $13.7 million, or 2.3%, from $600.0 million at December 31, 2012 to $586.3 million at March 31, 2013.  The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $7.4 million, or 18.8%, and a decrease in net loans of $8.6 million, or 1.8%, from $465.2 million, or 77.5% of total assets at December 31, 2012 to $456.6 million, or 77.9% of total assets at March 31, 2013. These decreases were partially offset by the increase in loans held for sale of $2.2 million, or 100.0%, at March 31, 2013.

The significant components of the $8.6 million, or 1.8%, decrease in net loans was a $6.8 million, or 5.7%, decrease in one-to-four-family residential real estate loans, and a decrease of $1.8 million, or 1.0%, in commercial real estate loans. These decreases were partially offset by an increase in construction loans of $330,000, or 0.8%. The increase in construction loans was due to the $488,000, or 11.3%, increase in the residential construction portfolio. The decrease in one-to-four-family residential real estate loans was primarily due to prepayments and refinancing activity attributed to the historically low interest rates. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. During the first three months of 2013, the Company sold $12.0 million in low coupon residential real estate loans and currently services $93.5 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, increased $341,000, or 0.6%, to $60.5 million at March 31, 2013 from $60.2 million at December 31, 2012. The increase in investments was primarily due to a $3.4 million, or 38.0%, increase in certificates of deposit and an increase of $13,000, or 2.1%, in available-for-sale securities.  These increases were partially offset by a $206,000, or 0.6%, decrease in tax-exempt industrial revenue bonds from $35.7 million at

December 31, 2012 to $35.5 million at March 31, 2013, a decrease in U.S. Treasuries of $2.7 million, or 19.7%, and a decrease in CMOs of $200,000, 16.9%.

Total deposits decreased $15.1 million, or 3.2%, from $466.2 million at December 31, 2012 to $451.1 million at March 31, 2013. Core deposits, which we consider to include all deposits except for certificates of deposit, decreased $14.0 million, or 4.9%, from $288.7 million at December 31, 2012 to $274.7 million at March 31, 2013. Demand deposits decreased $3.0 million, or 4.0%, to $72.4 million, money market accounts decreased $14.7 million, or 11.5%, to $113.1 million, NOW accounts increased $2.7 million, or 7.4%, to $39.4 million, and savings accounts increased $1.0 million, or 1.9%, to $49.8 million. Certificates of deposit decreased $1.1 million, or 0.6%, from $177.4 million at December 31, 2012 to $176.4 million at March 31, 2013. The decrease of 4.9% in core deposits was mostly due to fluctuations in commercial accounts related to business activity. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Stockholders' equity was $90.7 million, or 15.5% of total assets, at March 31, 2013 compared to $90.0 million, or 15.0% of total assets, at December 31, 2012. The Company's stockholders' equity increased primarily as a result of $797,000 in net income, an increase of $75,000, or 1.9%, in stock-based compensation and an increase of $75,000, or 2.5%, in additional paid-in-capital, partially offset by the $271,000 cash dividend paid on March 8, 2013.

Allowance for Loan Losses

	At or for the Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Allowance for loan losses at December 31	$4,364	$4,576

Charged-off loans:
Residential real estate	—	(69)
Construction	—	—
Commercial real estate	—	—
Commercial	—	(48)
Home equity	—	—
Consumer	(8)	(24)
Total charged-off loans	(8)	(141)

Recoveries on loans previously charged-off:
Residential real estate	—	—
Construction	—	—
Commercial real estate	—	—
Commercial	36	—
Home equity	—	—
Consumer	3	6
Total recoveries	39	6
Net loan recoveries (charge-offs)	31	(135)
(Reductions of) provision for loan losses	(70)	7
Allowance for loan losses, end of period	$4,325	$4,448

Ratios:
Net loan (recoveries)/charge-offs to total average loans	(0.01)%	0.03%
Allowance for loan losses to total loans (1)	0.94%	0.98%
Allowance for loan losses to nonperforming loans (2)	111.20%	118.87%
Recoveries to charge-offs	3.71%	4.26%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

Analysis and determination of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable and estimable credit losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The allowance for loan losses is maintained at an amount that management considers appropriate to cover inherent probable and estimable losses in the loan portfolio.

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

Specific allowance required for identified problem loans. The Company establishes an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General valuation allowance on the remainder of the loan portfolio. The Company establishes a general allowance for loans that are not delinquent to recognize the probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include: levels and historical trends in delinquencies, impaired loans, nonaccrual loans, charge-offs, recoveries, and classified assets; trends in the volume and terms of loans; effects of any change in underwriting, policies, procedures, and practices; experience, ability, and depth of management and staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; and effects of changes in credit concentrations. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

The Company identifies loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in the fair value of the collateral if the loan is collateral dependent would result in our allocating a portion of the allowance to the loan that was impaired.

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

At March 31, 2013, the allowance for loan losses represented 0.94% of total loans and 111.20% of nonperforming loans. The allowance for loan losses decreased $39,000, or 0.9%, from $4.4 million at December 31, 2012 to $4.3 million at March 31, 2013, due to a reduction for loan losses of $70,000 offset by net recoveries of $31,000. The reduction for loan losses was $70,000 for the three months ended March 31, 2013 compared to a provision of $7,000 for the three months ended March 31, 2012, a decrease of $77,000. Non-performing loans increased $147,000, or 3.9%, from $3.7 million, or 0.83% of total loans, at March 31, 2012, to $3.9 million, or 0.85% of total loans, at March 31, 2013. Total non-performing assets decreased $269,000, or 5.8%, from $4.6 million, or 0.77% of total assets, at March 31, 2012 to $4.4 million, or 0.75% of total assets, at March 31, 2013. The allowance for loan losses as a percentage of total loans decreased from 0.98% at March 31, 2012 to 0.94% at March 31, 2013 and the allowance for loan losses as a percentage of non-performing loans decreased from 118.87%at March 31, 2012 to 111.20% at March 31, 2013.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and real estate owned at the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars In Thousands)
Nonaccrual loans:
Residential real estate	$2,481	$2,587
Construction	331	331
Commercial real estate	785	902
Commercial	139	47
Home equity	96	96
Consumer	57	24
Total nonaccrual loans	3,889	3,987
Other real estate owned	485	572
Total nonperforming assets	$4,374	$4,559

Ratios:
Total nonperforming loans as a percentage of total loans (1)	0.85%	0.85%

Total nonperforming assets as a percentage of total assets (2)	0.75%	0.76%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At March 31, 2013, there were no loans that were over 90 days delinquent and still accruing interest.

As of March 31, 2013, nonperforming loans decreased $98,000, or 2.5%, to $3.9 million compared to $4.0 million as of December 31, 2012. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $106,000, or 4.1%, and a $117,000, or 13.0%, decrease in nonperforming commercial real estate loans. These decreases were partially offset by an increase of $92,000, or 195.7%, in nonperforming commercial and industrial loans, and a $33,000, or 137.5%, increase in nonperforming consumer loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan segments were not accruing interest as of March 31, 2013: 18 residential real estate loans with an outstanding balance of $2.5 million, one construction loan with an outstanding balance of $331,000, five commercial real estate loans with an outstanding balance of $785,000, eight commercial loans with an outstanding balance of $139,000, two consumer loans with an outstanding balance of $57,000 and two home equity loans with an outstanding balance of $96,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)
Demand deposits	$72,371	16.0%	$75,407	61.1%
NOW accounts	39,431	8.7%	36,711	7.9%
Savings accounts	49,833	11.1%	48,882	10.5%
Money market deposit accounts	113,070	25.1%	127,730	27.4%
Total transaction accounts	274,705	60.9%	288,730	61.9%
Certificates of deposit	176,377	39.1%	177,447	38.1%
Total deposits	$451,082	100.0%	$466,177	100.0%

Total deposits decreased $15.1 million, or 3.2%, from $466.2 million at December 31, 2012 to $451.1 million at March 31, 2013. Core deposits, which are considered to include all deposits except for certificates of deposit, decreased $14.0 million, or 4.9%, from $288.7 million at December 31, 2012 to $274.7 million at March 31, 2013. Demand deposits decreased $3.0 million, or 4.0%, to $72.4 million, money market accounts decreased $14.7 million, or 11.5%, to $113.1 million, NOW accounts increased $2.7 million, or 7.4%, to $39.4 million, and savings accounts increased $1.0 million, or 1.9%, to $49.8 million. Certificates of deposit decreased $1.1 million, or 0.6%, from $177.4 million at December 31, 2012 to $176.4 million at March 31, 2013. The decrease of 4.9% in core deposits was mostly due to fluctuations in commercial accounts related to business activity. The Company continues to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Borrowings

The following sets forth information concerning the Company's borrowings for the periods indicated:

	March 31, 2013	December 31, 2012
	(In Thousands)
Maximum amount of borrowings outstanding at any month-end during the period:
FHLB advances	$32,561	$58,308
Securities sold under agreements to repurchase	12,721	12,982
Average borrowings outstanding during the period:
FHLB advances	$31,796	$46,907
Securities sold under agreements to repurchase	8,998	9,027
Weighted average interest rate during the period:
FHLB advances	2.41%	2.56%
Securities sold under agreements to repurchase	0.12%	0.14%
Balance outstanding at end of period:
FHLB advances	$31,013	$33,332
Securities sold under agreements to repurchase	12,721	9,763
Weighted average interest rate at end of period:
FHLB advances	2.40%	2.39%
Securities sold under agreements to repurchase	0.12%	0.12%

The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $2.3 million, or 7.0%, from $33.3 million at December 31, 2012 to $31.0 million at March 31, 2013 due to payments on long-term advances of $2.3 million. Securities sold under agreements to repurchase increased $3.0 million, or 30.3%, to $12.7 million at March 31, 2013 primarily due to fluctuations in the balances of these accounts.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General

The Company reported pre-tax income of $1.0 million for the three months ended March 31, 2013, compared to $446,000 for the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 was $797,000, or $0.16 basic earnings per share, as compared to net income of $397,000, or $0.08 basic earnings per share, for the same period in 2012. The increase in net income was a result of the increase in net interest income of $142,000, or 3.1%, a decrease in the provision for loan losses of $77,000, an increase in non-interest income of $161,000, or 23.6%, and a decrease in non-interest expense of $196,000, or 4.1%. These improvements were offset by an increase in income tax expense of $176,000 from $49,000 at March 31, 2012 to $225,000 at March 31, 2013.

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

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$63,993	$690	4.37%	$74,524	$666	3.59%
Loans:
Residential real estate loans	144,851	1,570	4.40%	149,946	1,832	4.91%
Commercial real estate loans	201,900	2,636	5.29%	189,733	2,657	5.63%
Consumer loans	34,055	327	3.89%	32,453	340	4.21%
Commercial loans	82,179	923	4.56%	77,559	856	4.44%
Loans, net (2)	462,985	5,456	4.78%	449,691	5,685	5.08%
Other	24,313	14	0.23%	40,534	19	0.19%
Total interest-earning assets	551,291	6,160	4.53%	564,749	6,370	4.54%
Noninterest-earning assets	36,815			38,756
Total assets	$588,106			$603,505
Interest-bearing liabilities:
Deposits:
Money market accounts	$118,694	$87	0.30%	$93,079	$77	0.33%
Savings accounts (3)	49,183	13	0.11%	47,871	13	0.11%
NOW accounts	37,873	89	0.95%	27,387	59	0.87%
Certificates of deposit	178,064	769	1.75%	210,395	997	1.91%
Total interest-bearing deposits	383,814	958	1.01%	378,732	1,146	1.22%
FHLB advances	31,796	189	2.41%	57,481	365	2.55%
Securities sold under agreement to repurchase	8,998	3	0.12%	10,564	5	0.19%
Total interest-bearing borrowings	40,794	192	1.91%	68,045	370	2.19%
Total interest-bearing liabilities	424,608	1,150	1.10%	446,777	1,516	1.36%
Demand deposits	71,842			65,727
Other noninterest-bearing liabilities	829			418
Total liabilities	497,279			512,922
Total stockholders' equity	90,827			90,583
Total liabilities and stockholders' equity	$588,106			$603,505
Net interest-earning assets	$126,683			$117,972

Tax equivalent net interest income/
interest rate spread (4)		5,010	3.43%		4,854	3.18%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.69%			3.46%
Ratio of interest-earning assets
to interest-bearing liabilities			129.84%			126.41%
Less: tax equivalent adjustment (1)		(266)			(252)
Net interest income as reported on income statement		$4,744			$4,602

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

	Three Months Ended March 31, 2013 compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(105)	$129	$24
Loans:
Residential real estate loans	(64)	(198)	(262)
Commercial real estate loans	154	(175)	(21)
Consumer loans	15	(28)	(13)
Commercial loans	46	21	67
Total loans	151	(380)	(229)
Other	(9)	4	(5)
Total interest-earning assets (2)	$37	$(247)	$(210)

Interest-bearing liabilities:
Deposits:
Money market accounts	$19	$(9)	$10
Savings accounts (2)	—	—	—
NOW accounts	24	6	30
Certificates of deposit	(149)	(79)	(228)
Total interest-bearing deposits	(106)	(82)	(188)
FHLB advances	(156)	(20)	(176)
Securities sold under agreement
to repurchase	(1)	(1)	(2)
Total interest-bearing borrowings	(157)	(21)	(178)
Total interest-bearing liabilities	(263)	(103)	(366)
Increase in net interest income (3)	$300	$(144)	$156

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $156,000, or 3.2%, to $5.0 million for the three months ended March 31, 2013, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 23 basis points from 3.46% for the three months ended March 31, 2012 to 3.69% for the three months ended March 31, 2013.

Interest and dividend income, on a tax equivalent basis, decreased $210,000, or 3.3%, to $6.2 million for the three months ended March 31, 2013. Average interest-earning assets decreased $13.5 million, or 2.4%, from $564.7 million at March 31, 2012 to $551.3 million at March 31, 2013. Average loans increased $13.3 million, or 3.0%, primarily due to strong commercial real estate and commercial and industrial loan originations. Average investment securities decreased $10.5 million, or 14.1%, for the period due to the maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. Other interest earning assets decreased $16.2 million, or 40.0%. The yield on average interest-earning assets decreased one basis point to 4.53% for the three months ended March 31, 2013, primarily as a result of lower market rates of interest.

Total interest expense decreased $366,000, or 24.1%, to $1.2 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012, due to lowering deposit costs by $188,000, or 16.4%, and a decrease in cost of borrowings of $178,000 or 48.1%. Average interest-bearing liabilities decreased $22.2 million, or 5.0%, to $424.6 million for the three months ended March 31, 2013 from $446.8 million for the three months ended March 31, 2012. Rates paid on average interest-bearing liabilities declined 26 basis points from 1.36% for the three months ended March 31, 2012 to 1.10% for the three months ended March 31, 2013. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 16 basis points from 1.91% at March 31, 2012 to 1.75% at March 31, 2013.

Provision for Loan Losses

The provision for loan losses decreased $77,000, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The allowance for loan losses as a percentage of total loans decreased from 0.98% at March 31, 2012 to 0.94% at March 31, 2013. Non-performing loans increased $147,000, or 3.9%, from $3.7 million, or 0.83% of total loans, at March 31, 2012, to $3.9 million, or 0.85% of total loans, at March 31, 2013.

Non-Interest Income

Non-interest income increased $161,000, or 23.6%, for the three months ended March 31, 2013 and was due to the $111,000, or 72.5%, increase in income from net loan sales and servicing, a decrease of $68,000, or 63.0%, in losses on the sale of OREO and an increase of $24,000 in other non-interest income. These improvements were partially offset by the decrease in income from customer service fees and commissions of $38,000, or 7.0%.

Non-Interest Expenses

Non-interest expense decreased $196,000, or 4.1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The 4.1% decrease in non-interest expense was a result of the $238,000, or 8.6%, decrease in salaries and benefits due to employee benefit expenses related to the initial public offering being fully expensed in the third quarter of 2012. Stationery, supplies and postage decreased $32,000, or 29.6%, FDIC insurance expense decreased $26,000, or 27.7%, and other non-interest expense decreased $25,000, or 3.7%. These decreases were offset by an increase in professional fees of $52,000, or 31.5%, an increase in data processing of $50,000, or 19.1%, and an increase in occupancy expense of $30,000, or 7.6%.

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

	Three Months Ended March 31,
	2013		2012
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$424	2.69%	$414	2.23%
Tax equivalent adjustment (1)	266		252
Investment securities (tax equivalent basis)	$690	4.37%	$666	3.59%

Net interest income (no tax adjustment)	$4,744		$4,602
Tax equivalent adjustment (1)	266		252
Net interest income (tax equivalent basis)	$5,010		$4,854
Interest rate spread (no tax adjustment)		3.24%		3.00%
Net interest margin (no tax adjustment)		3.49%		3.28%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, total cash and cash equivalents totaled $28.8 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $418,000 at March 31, 2013. Other liquid assets as of March 31, 2013 included: U.S. Treasury securities and collateralized mortgage obligations, net of pledged securities, totaling $513,000, and certificates of deposit of $12.5 million. At March 31, 2013, the Company had an (under) over collateralized securities pledging position of $1.3 million.

In addition, at March 31, 2013, we had the ability to borrow a total of approximately $58.3 million from the FHLB, subject to pledging requirements. On March 31, 2013, we had $31.0 million of such borrowings outstanding. The Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $46.5 million at March 31, 2013. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2013 totaled $104.6 million, or 59.3%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at March 31, 2013.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the following table:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2013
Total Capital to Risk Weighted Assets
Company	$93,544	19.3%	$38,760	8.0%	N/A	N/A
Bank	$82,113	17.0%	$38,703	8.0%	$48,739	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,195	18.4%	$19,380	4.0%	N/A	N/A
Bank	$77,764	16.1%	$19,352	4.0%	$29,027	6.0%
Tier 1 Capital to Average Assets
Company	$89,195	15.2%	$23,467	4.0%	N/A	N/A
Bank	$77,764	13.3%	$23,434	4.0%	$29,292	5.0%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012
Total Capital to Risk Weighted Assets
Company	$94,030	19.3%	$38,990	8.0%	N/A	N/A
Bank	$84,728	17.4%	$38,932	8.0%	$48,665	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,648	18.4%	$19,495	4.0%	N/A	N/A
Bank	$80,346	16.5%	$19,466	4.0%	$29,199	6.0%
Tier 1 Capital to Average Assets
Company	$89,648	15.0%	$23,839	4.0%	N/A	N/A
Bank	$80,346	13.5%	$23,800	4.0%	$29,749	5.0%

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

On January 24, 2013 the Company declared a cash dividend of $0.05 per share payable on March 8, 2013. No other dividends have been paid from the Company as of March 31, 2013.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2013	December 31, 2012
Commitments to grant loans	$26,171	$18,081
Unfunded commitments for construction loans	7,777	8,831
Unfunded commitments under lines of credit	75,571	76,760
Standby letters of credit	1,419	1,449

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.4 million at March 31, 2013 and $1.4 million at December 31, 2012, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2013 and December 31, 2012 was not significant.

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

The following table reflects changes in estimated net interest income for the Company at March 31, 2013 through March 31, 2014 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	9.0%
Up 400 - 24 months	7.0%
Up 300 - 12 months	11.0%
Up 200 - 12 months	16.0%
Up 100 - 12 months	8.0%
Base	—%
Down 100 - 12 months	(0.5)%

As indicted in the table above, the results of a 100 and 200 basis instantaneous increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 8.0% and 16.0%, respectively. A 300 basis point gradual increase over 12-months is estimated to increase net interest income by 11.0%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 7.0% and 9.0% in the first twelve months. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 0.5%.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2013, the risk factors for the Company have not changed materially from those reported in our 2012 Annual Report on Form 10-K. However, the risks described in our 2012 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000, or 5%, of the shares of the Company’s outstanding common stock. During the three months ended March 31, 2013, the Company did not repurchase any shares of Company stock. A summary of the plan is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	—	$—	22,654	249,346
February 1-28, 2013	—	—	22,654	249,346
March 1-31, 2013	—	—	22,654	249,346
Total	—	$—

 The Company intends to repurchase its shares under both the Seventh Repurchase Program from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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
101.0
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for each of the three month periods ended March 31, 2013 and 2012,  (iii) the Consolidated Statement of Comprehensive Income for each of the three month periods ended March 31, 2013 and 2012, (iv) the Consolidated Changes in Stockholders’ Equity for each of the three month periods ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the three month periods ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail. (3)

____________________

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

CHICOPEE BANCORP, INC.

Dated: May 9, 2013	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 9, 2013		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)