Form 10-K/A
period 2012-12-31
CHICOPEE BANCORP, INC.
filed 2013-07-22
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
AMENDMENT NO. 2

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

2

Explanatory Note

This Amendment No. 2 to the Form 10-K of Chicopee Bancorp, Inc. is being filed solely to include the signature of Berry Dunn McNeil & Parker, LLC that was inadvertently omitted from the Report of Independent Registered Public Accounting Firm included with the initial filing of the Form 10-K.

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

3

3.      Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)
10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.3*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)
10.4*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)
10.5*	Form of Loan Agreement (1)
10.6*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)
10.7*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)
10.8*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (1)
10.9*	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (3)
10.10*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.11*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.12*	Change in Control Agreement between Guida R. Sajdak and Chicopee Savings Bank (4)
10.13*	First Amendment to Change in Control Employment Agreement between Guida R. Sajdak and Chicopee Savings Bank (6)
10.14*	Employment Agreement between Russell J. Omer and Chicopee Bancorp, Inc. (4)
10.15*	Employment Agreement between Russell J. Omer and Chicopee Savings Bank (4)
10.16*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (5)
21.0	List of Subsidiaries (7)
23.0	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
___________________________
	*	Management contract or compensatory plan, contract or agreement.
(1)
Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

	(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
	(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010.
	(5)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51996).
	(6)	Incorporated by reference to the Company's 8-K filed with the SEC on March 1, 2013.
	(7)	Incorporated by reference in this document to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 15, 2013 (File No. 000-51996).

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	July 22, 2013
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

5

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

Berry Dunn McNeil & Parker, LLC
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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2012, 2011, and 2010

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (Equity Incentive Plan)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(In Thousands, except number of shares)
Balance at December 31, 2009	$72,479	$(13,951)	$1,765	$(2,269)	$(4,761)	$40,843	$66	$94,172
Comprehensive income:
Net income	—	—	—	—	—	465	—	465
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $20)	—	—	—	—	—	—	(37)	(37)
Total comprehensive income								428
Treasury stock purchased (367,052 shares)	—	(4,344)	—	—	—	—	—	(4,344)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $87)	—	—	432	—	—	—	—	432
Restricted stock award expense	—	—	—	838	—	—	—	838
Common stock held by ESOP committed to be released	—	—	58	—	298	—	—	356
Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882

Comprehensive income:
Net income	—	—	—	—	—	1,100	—	1,100
Change in net unrealized gain on securities available-for-sale (net of deferred income taxes of $17)	—	—	—	—	—	—	(32)	(32)
Total comprehensive ==income								1,068
Treasury stock purchased (275,675 shares)	—	(3,895)	—	—	—	—	—	(3,895)
Stock options exercised	—	—	(6)	—	—	—	—	(6)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $89)	—	—	415	—	—	—	—	415
Restricted stock award expense	—	—	19	885	—	—	—	904
Common stock held by ESOP committed to be released	—	—	117	—	297	—	—	414
Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	—	—	—	—	—	2,465	—	2,465
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $16)	—	—	—	—	—	—	29	29
Total comprehensive income								2,494
Treasury stock purchased (307,718 shares)	—	(4,377)	—	—	—	—	—	(4,377)
Adjustment to treasury shares	—	—	—	32	—	—	—	32
Stock options exercised	—	—	(53)	—	—	—	—	(53)
Change in unearned compensation:
Stock option expense (net of income tax benefit of $51)	—	—	278	—	—	—	—	278

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Restricted stock award expense	—	—	(113)	496	—	—	—	383
Common stock held by ESOP committed to be released	—	—	132	—	298	—	—	430
Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

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