Form 10-Q
period 2013-06-30
CHICOPEE BANCORP, INC.
filed 2013-08-08
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes [   ]    No [X]

As of August 1, 2013, there were 5,428,585 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Cash and due from banks	$11,316	$11,073
Federal funds sold	2,991	3,372
Interest-bearing deposits with the Federal Reserve Bank of Boston	26,078	25,163
Total cash and cash equivalents	40,385	39,608

Available-for-sale securities, at fair value	602	621
Held-to-maturity securities, at cost (fair value $71,032 and $67,108 at
June 30, 2013 and December 31, 2012, respectively)	65,054	59,568
Federal Home Loan Bank stock, at cost	3,914	4,277
Loans, net of allowance for loan losses ($4,336 at
June 30, 2013 and $4,364 at December 31, 2012)	456,196	465,211
Loans held for sale	590	—
Other real estate owned	614	572
Mortgage servicing rights	450	368
Bank owned life insurance	13,990	13,807
Premises and equipment, net	9,260	9,459
Accrued interest and dividends receivable	1,602	1,567
Deferred income tax asset	3,259	3,252
FDIC prepaid insurance	—	467
Other assets	1,046	1,205
Total assets	$596,962	$599,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$73,154	$75,407
NOW accounts	40,425	36,711
Savings accounts	49,666	48,882
Money market deposit accounts	131,557	127,730
Certificates of deposit	173,628	177,447
Total deposits	468,430	466,177

Securities sold under agreements to repurchase	8,126	9,763
Advances from Federal Home Loan Bank	28,689	33,332
Accrued expenses and other liabilities	681	741
Total liabilities	505,926	510,013

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued at June 30, 2013 and December 31, 2012)	72,479	72,479
Treasury stock, at cost (2,010,783 shares at June 30, 2013 and December 31, 2012)	(26,567)	(26,567)
Additional paid-in-capital	3,205	3,044
Unearned compensation (restricted stock awards)	(15)	(18)
Unearned compensation (Employee Stock Ownership Plan)	(3,720)	(3,868)
Retained earnings	45,640	44,873
Accumulated other comprehensive income	14	26
Total stockholders' equity	91,036	89,969
Total liabilities and stockholders' equity	$596,962	$599,982

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$5,351	$5,672	$10,808	$11,357
Interest and dividends on securities	426	412	850	824
Other interest-earning assets	15	18	30	38
Total interest and dividend income	5,792	6,102	11,688	12,219

Interest expense:
Deposits	966	1,127	1,924	2,272
Securities sold under agreements to repurchase	4	4	6	8
Other borrowed funds	179	353	369	718
Total interest expense	1,149	1,484	2,299	2,998

Net interest income	4,643	4,618	9,389	9,221
Provision for loan losses	127	64	58	71
Net interest income after provision for loan losses	4,516	4,554	9,331	9,150

Non-interest income:
Service charges, fees and commissions	492	533	994	1,074
Loan sales and servicing, net	226	114	490	268
Net loss on sale of other real estate owned	(21)	—	(61)	(108)
Income from bank owned life insurance	91	96	183	192
Other non-interest income	—	34	24	34
Total non-interest income	788	777	1,630	1,460

Non-interest expenses:
Salaries and employee benefits	2,560	2,846	5,093	5,617
Occupancy expenses	389	364	813	760
Furniture and equipment	197	206	404	415
FDIC insurance assessment	59	89	127	183
Data processing	300	270	612	533
Professional fees	152	146	369	312
Advertising	145	149	292	299
Stationery, supplies and postage	75	72	150	180
Other non-interest expense	778	680	1,430	1,357
Total non-interest expenses	4,655	4,822	9,290	9,656

Income before income taxes	649	509	1,671	954
Income tax expense	136	57	361	106
Net income	$513	$452	$1,310	$848

Earnings per share:
Basic	$0.10	$0.09	$0.26	$0.17
Diluted	$0.10	$0.09	$0.26	$0.17

Adjusted weighted average shares outstanding:
Basic	5,040,537	4,946,039	5,040,385	5,014,369
Diluted	5,040,814	4,989,071	5,040,748	5,050,777

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net income	$513	$452

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on investment securities available-for-sale	(31)	(42)
Tax effect	11	15
Other comprehensive loss, net of tax	(20)	(27)
Comprehensive income	$493	$425

	Six Months Ended
	June 30,
	2013	2012
Net income	$1,310	$848

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on investment securities available-for-sale	(19)	(29)
Tax effect	7	10
Other comprehensive loss, net of tax	(12)	(19)
Comprehensive income	$1,298	$829

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2013 and 2012
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

Comprehensive income:
Net income	—	—	—	—	—	1,310	—	1,310
Change in net unrealized gain on securities
available-for-sale (net of deferred income taxes of $7)	—	—	—	—	—	—	(12)	(12)
Total comprehensive income								1,298
Stock option expense (net of income tax benefit of $2)	—	—	61	—	—	—	—	61

Change in unearned compensation:
Restricted stock award expense	—	—	—	3	—	—	—	3
Common stock held by ESOP committed to be released	—	—	100	—	148	—	—	248
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(543)	—	(543)
Balance at June 30, 2013	$72,479	$(26,567)	$3,205	$(15)	$(3,720)	$45,640	$14	$91,036

Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	—	—	—	—	—	848	—	848
Change in net unrealized loss on securities
available-for-sale (net of deferred income taxes of $10)	—	—	—	—	—	—	(19)	(19)
Total comprehensive income								829
Stock option expense (net of income tax benefit of $45)	—	—	234	—	—	—	—	234
Treasury stock purchased (128,589 shares)	—	(3,855)	—	—	—	—	—	(3,855)

Change in unearned compensation:
Restricted stock award expense	—	—	—	383	—	—	—	383
Common stock held by ESOP committed to be released	—	—	63	—	149	—	—	212
Balance at June 30, 2012	$72,479	$(26,045)	$3,097	$(163)	$(4,017)	$43,256	$(22)	$88,585

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:	(In Thousands)
Net income	$1,310	$848
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	494	503
Gain on disposal of an asset	(24)	—
Provision for loan losses	58	71
Increase in cash surrender value of life insurance	(183)	(192)
Realized gains on sales of mortgage loans	(152)	(115)
Decrease in other assets	126	179
Decrease (increase) in accrued interest and dividends receivable	(35)	6
Decrease in FDIC prepaid insurance	466	183
Net change in loans originated for resale	(590)	1,110
Net loss on sales of other real estate owned	61	108
Decrease in other liabilities	(60)	(114)
Change in unearned compensation	251	595
Stock option expense	61	234
Net cash provided by operating activities	1,783	3,416

Cash flows from investing activities:
Additions to premises and equipment	(170)	(419)
Loan originations and principal collections, net	8,729	(11,203)
Proceeds from sales of other real estate owned	127	—
Purchases of held-to-maturity securities	(23,989)	(25,922)
Maturities of held-to-maturity securities	17,746	40,221
Proceeds from principal paydowns of held-to-maturity securities	759	930
Proceeds from sale of FHLB stock	362	213
Net cash provided by investing activities	3,564	3,820

Cash flows from financing activities:
Net increase in deposits	2,253	1,199
Net decrease in securities sold under agreements to repurchase	(1,637)	(5,163)
Payments on long-term FHLB advances	(4,643)	(5,165)
Stock purchased for treasury	—	(3,855)
Cash dividends paid on common stock	(543)	—
Net cash used by financing activities	(4,570)	(12,984)

Net increase (decrease) in cash and cash equivalents	777	(5,748)

Cash and cash equivalents at beginning of year	39,608	61,122

Cash and cash equivalents at end of period	$40,385	$55,374

Supplemental cash flow information:
Interest paid on deposits	$1,924	$2,272
Interest paid on borrowings	269	801
Income taxes paid	338	315
Transfers from loans to other real estate owned	229	520
Gain on acquisition of other real estate owned	—	34

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013 and 2012

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of June 30, 2013 and for the periods ended June 30, 2013 and 2012 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

The results for the three and six month interim periods ended June 30, 2013 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (in thousands)	$513	$452	$1,310	$848

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,010,783)	(2,021,778)	(2,010,783)	(1,953,296)
Less: average number of unallocated ESOP shares	(386,848)	(416,605)	(386,848)	(416,605)
Less: average number of dilutive restricted stock awards	(1,200)	(54,946)	(1,352)	(55,098)

Adjusted weighted average number of common shares outstanding	5,040,537	4,946,039	5,040,385	5,014,369
Plus: dilutive outstanding restricted stock awards	277	43,032	363	36,408
Plus: dilutive outstanding stock options	—	—	—	—
Weighted average number of diluted shares outstanding	5,040,814	4,989,071	5,040,748	5,050,777

Earnings per share:
Basic- common stock	$0.10	$0.09	$0.26	$0.17
Basic- unvested share-based payment awards	$0.10	$0.09	$0.26	$0.17
Diluted- common stock	$0.10	$0.09	$0.26	$0.17
Diluted- unvested share-based payment awards	$0.10	$0.09	$0.26	$0.17

There were 695,198 and 619,198 stock options that were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012, respectively, because their effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2012, and the six months ended June 30, 2013:

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
Expected dividend yield	1.39%	0.86%
Weighted average expected term	6.50 years	6.50 years
Weighted average expected volatility	24.06%	23.27%
Weighted average risk-free interest rate	1.25%	1.40%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of June 30, 2013, and changes during the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	595,198	$14.24	5.15	$983
Granted	100,000	16.55	9.57	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2013	695,198	$14.57	5.37	$1,619
Exercisable at June 30, 2013	534,598	$14.26	4.25	$1,411
Exercisable at June 30, 2012	429,357	$14.26	5.14	$93

The Company granted 100,000 stock options during the six months ended June 30, 2013 with a fair value of $3.59. The weighted-average grant-date fair value of options granted during 2012 was $3.32. The weighted average grant-date fair value of the options outstanding and exercisable at June 30, 2013 was $3.81 and $3.90, respectively. For the six months ended June 30, 2013 and 2012, share based compensation expense applicable to options granted under the Plan was $61,000 and $234,000 and the related tax benefit was $2,000 and $45,000, respectively. As of June 30, 2013, unrecognized stock-based compensation expense related to non-vested options amounted to $507,000. This amount is expected to be recognized over a period of 4.03 years.

Stock Awards

Under the Company’s 2007 Equity Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2013 is $14.08. The Company recorded compensation cost related to stock awards of approximately $3,000 and $383,000 in the six months ended June 30, 2013 and 2012, respectively. Stock awards with a fair value of $854,000, have vested during the year ended December 31, 2012. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. There were no awards granted by the company during the six months ended June 30, 2013. As of June 30, 2013, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $15,000. This amount is expected to be recognized over a period of 2.69 years.

A summary of the status of the Company’s stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2012	1,600	$14.08
Granted	—	—
Vested	400	14.08
Forfeited	—	—
Outstanding at June 30, 2013	1,200	$14.08

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

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Plan for the three months ended June 30, 2013, and 2012, was $4,000 and $8,000, respectively. The Company’s total expense under the Plan for the six months ended June 30, 2013, and 2012, was $7,000 and $27,000, respectively.

5.      Recent Accounting Pronouncements (Applicable to the Company)

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” amending Topic 210.  The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement.  This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented.  The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$29	$(8)	$602
Total available-for-sale securities	$581	$29	$(8)	$602

Held-to-maturity securities
U.S. Treasury securities	$16,493	$3	$—	$16,496
Corporate and industrial
revenue bonds	35,241	5,926	—	41,167
Certificates of deposit	12,489	9	—	12,498
Collateralized mortgage obligations	831	40	—	871
Total held-to-maturity securities	$65,054	$5,978	$—	$71,032

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$40	$—	$621
Total available-for-sale securities	$581	$40	$—	$621

Held-to-maturity securities
U.S. Treasury securities	$13,691	$2	$—	$13,693
Corporate and industrial
revenue bonds	35,656	7,481	—	43,137
Certificates of deposit	9,041	4	—	9,045
Collateralized mortgage obligations	1,180	53	—	1,233
Total held-to-maturity securities	$59,568	$7,540	$—	$67,108

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$—	$—	$4,277
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,460	$—	$—	$4,460

At June 30, 2013 and December 31, 2012, securities with an amortized cost of $16.9 million and $12.6 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$30,966	$31,232
From 1 to 5 years	171	181
From 5 to 10 years	8,758	9,835
Over 10 years	25,159	29,784
	$65,054	$71,032

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

As of June 30, 2013 management determined that there were no securities other-than-temporarily impaired. During the year ended December 31, 2012, management deemed that three equity securities issued by one company in the financial industry had other-than-temporary impairment and a write down was recorded in the amount of $37,000. Management evaluated these securities according to the Company's OTTI policy and determined the declines in value to be other-than-temporary.

The following table presents the fair value of investments with continuous unrealized losses as of June 30, 2013:

	June 30, 2013
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$513	$(8)	$—	$—	$513	$(8)
Total temporarily impaired securities	$513	$(8)	$—	$—	$513	$(8)

There were no continuous unrealized losses as of December 31, 2012.

U.S. Treasury Securities
There were no unrealized losses within the U.S. Treasury securities portfolio at June 30, 2013 and December 31, 2012, respectively. The portfolio ended with an unrealized gain of $3,000 and $2,000 as of June 30, 2013 and December 31, 2012, respectively.

Collateralized Mortgage Obligations (“CMO”)
As of June 30, 2013 and December 31, 2012, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $40,000 and $53,000 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Company has eight CMO bonds, or 10 individual issues, with an aggregate book value of $831,000, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2012, the Company had nine CMO bonds, or 12 individual issues, with an aggregate book value of $1.2 million, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Corporate and Industrial Revenue Bonds
As of June 30, 2013 and December 31, 2012, there were no unrealized losses within the corporate industrial revenue bond category. As of June 30, 2013, the Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $35.2 million. These IRBs have a tax equivalent adjustment based on a tax rate of 41%. The portfolio ended with unrealized gains of $5.9 million and $7.5 million as of June 30, 2013 and December 31, 2012, respectively.

As of December 31, 2012, the Company had six tax-exempt IRBs, with an aggregate book value of $35.7 million. These IRBs have a tax equivalent adjustment based on a tax rate of 41%.

Marketable Equity Securities
Unrealized losses within the marketable equity securities portfolio at June 30, 2013 related to eight securities issued by two companies in the financial industry.  As of June 30, 2013, all unrealized losses were for less than 12 months. In reviewing these marketable securities for OTTI, it was determined that there was no impairment. Management will continue to conduct, on at least a monthly basis, a review if its investment portfolio to determine if the value of any security has declined below its cost and whether such security is other-than-temporarily impaired. There were no unrealized losses within the marketable equity securities portfolio at December 31, 2012.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of June 30, 2013 and December 31, 2012, the Company’s investment in FHLB stock totaled $3.9 million and $4.3 million, or 39,141 and 42,765 shares, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of June 30, 2013 and December 31, 2012, the Company received $8,000, and $22,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess capital stock from its members. On March 11, 2013, the FHLB repurchased $362,000 of FHLB stock, representing 3,624 shares.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2013. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of June 30, 2013 and December 31, 2012, the Company’s investment in Banker’s Bank totaled $183,000.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential[1]	$113,529	24.7%	$120,265	25.7%
Home equity	31,589	6.9%	31,731	6.8%
Commercial	187,163	40.7%	189,472	40.4%
Total	332,281	72.3%	341,468	72.9%

Construction-residential	3,233	0.7%	4,334	0.9%
Construction-commercial	31,559	6.9%	35,781	7.6%
Total	34,792	7.6%	40,115	8.5%

Total real estate loans	367,073	79.9%	381,583	81.4%

Consumer loans	2,285	0.5%	2,492	0.6%
Commercial loans	90,285	19.6%	84,583	18.0%
Total loans	459,643	100.0%	468,658	100.0%

Deferred loan origination costs, net	889		917
Allowance for loan losses	(4,336)		(4,364)
Loans, net	$456,196		$465,211

1 Excludes loans held for sale of $590,000 at June 30, 2013. There were no loans held for sale at December 31, 2012.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At June 30, 2013 and December 31, 2012, the Company was servicing loans for participating lenders totaling $26.5 million and $19.3 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $97.8 million and $87.1 million at June 30, 2013 and December 31, 2012, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of June 30, 2013:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$82,997	$19,614	$175,781	$278,392
Special mention	5,121	7,989	6,930	20,040
Substandard	2,120	3,956	4,452	10,528
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$90,285	$31,559	$187,163	$309,007

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$111,410	$3,233		$114,643
Substandard (accruing)	341	—		341
Substandard (nonaccrual)	1,778	—		1,778
Total residential loans	$113,529	$3,233		$116,762

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,260	$31,363		$33,623
Nonperforming (nonaccrual)	25	226		251
Total consumer loans	$2,285	$31,589		$33,874

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2012:

	Commercial Credit Risk Exposure
	Commercial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$75,656	$23,214	$178,337	$277,207
Special mention	8,006	8,164	7,529	23,699
Substandard	874	4,403	3,606	8,883
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$84,583	$35,781	$189,472	$309,836

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$117,612	$4,003		$121,615
Substandard (accruing)	66	—		66
Substandard (nonaccrual)	2,587	331		2,918
Total residential loans	$120,265	$4,334		$124,599

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,468	$31,635		$34,103
Nonperforming (nonaccrual)	24	96		120
Total consumer loans	$2,492	$31,731		$34,223

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

During the six months ended June 30, 2013 the Company modified the allowance methodology related to the qualitative factors. No quantitative factors were changed in the modification. The charge off trends are a separate factor in the allowance methodology and are no longer included in the qualitative factors. In addition, the Company reviews the dollar amount of total delinquencies and adjusts for the amounts and trends in the 30-89 day category. The amount over 90 day delinquencies is then compared to the charge-off history. Trends in volume are analyzed to determine any significant changes and the risk associated with each sector and trend. These changes resulted in a reallocation of the allowance and did not have a material effect on the allowance for loan losses.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2013	$544	$86	$1,908	$414	$1,199	$46	$128	$4,325
Provision for (reduction of) loan losses	78	28	4	(41)	51	(5)	12	127
Recoveries	—	—	9	—	1	5	—	15
Loans charged off	(61)	(62)	—	—	—	(8)	—	(131)
Balance as of June 30, 2013	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336

 The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision for (reduction of) loan losses	85	21	(54)	(129)	115	4	16	58
Recoveries	1	—	9	—	37	7	—	54
Loans charged off	(61)	(62)	—	—	—	(17)	—	(140)
Balance as of June 30, 2013	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336

Allowance for loan losses ending balance
Collectively evaluated for impairment	$357	$52	$1,817	$373	$1,204	$38	$128	$3,969
Individually evaluated for impairment	204	—	104	—	47	—	12	367
	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336

Total loans ending balance
Collectively evaluated for impairment	$111,410	$3,233	$183,580	$27,603	$89,198	$2,285	$31,253	$448,562
Individually evaluated for impairment	2,119	—	3,583	3,956	1,087	—	336	11,081
	$113,529	$3,233	$187,163	$31,559	$90,285	$2,285	$31,589	$459,643

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision for (reduction of) loan losses	84	4	140	(24)	158	52	28	442
Recoveries	1	—	—	—	4	19	—	24
Loans charged off	(98)	—	(65)	—	(406)	(74)	(35)	(678)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Allowance for loan losses ending balance
Collectively evaluated for impairment	$353	$62	$1,919	$502	$1,099	$44	$124	$4,103
Individually evaluated for impairment	183	31	47	—	—	—	—	261
	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Total loans ending balance
Collectively evaluated for impairment	$117,611	$4,003	$186,293	$31,378	$83,917	$2,492	$31,635	$457,329
Individually evaluated for impairment	2,654	331	3,179	4,403	666	—	96	11,329
	$120,265	$4,334	$189,472	$35,781	$84,583	$2,492	$31,731	$468,658

The following table presents the allowance for loan losses and select loan information as of and for three months ended June 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2012	$376	$103	$1,917	$572	$1,301	$44	$135	$4,448
Provision for (reduction of) loan losses	3	(9)	(65)	17	50	23	45	64
Recoveries	—	—	—	—	1	4	—	5
Loans charged off	(10)	—	—	—	—	(25)	—	(35)
Balance as of June 30, 2012	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
(Reduction of) provision for loan losses	(100)	5	(39)	63	56	37	49	71
Recoveries	—	—	—	—	1	10	—	11
Loans charged off	(80)	—	—	—	(48)	(48)	—	(176)
Balance as of June 30, 2012	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482

Allowance for loan losses ending balance
Collectively evaluated for impairment	$330	$79	$1,775	$589	$1,060	$46	$122	$4,001
Individually evaluated for impairment	39	15	77	—	292	—	58	481
	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482
Total loans ending balance
Collectively evaluated for impairment	$117,755	$4,997	$172,292	$36,608	$80,909	$2,621	$30,447	$445,629
Individually evaluated for impairment	1,254	331	4,042	4,348	1,775	—	288	12,038
	$119,009	$5,328	$176,334	$40,956	$82,684	$2,621	$30,735	$457,667

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,179	$1,179	$1,483	$—	$8
Residential construction	—	—	—	—	—
Commercial real estate	3,041	3,358	3,046	—	49
Commercial construction	3,956	3,956	4,113	—	51
Commercial	871	871	766	—	6
Consumer	—	—	—	—	—
Home equity	173	173	131	—	1
Total	$9,220	$9,537	$9,539	$—	$115

Impaired loans with a valuation allowance:
Residential real estate	$940	$940	$940	$204	$6
Residential construction	—	—	166	—	—
Commercial real estate	542	607	442	104	3
Commercial construction	—	—	—	—	—
Commercial	216	216	108	47	—
Consumer	—	—	—	—	—
Home equity	163	163	106	12	—
Total	$1,861	$1,926	$1,762	$367	$9

Total impaired loans:
Residential real estate	$2,119	$2,119	$2,423	$204	$14
Residential construction	—	—	166	—	—
Commercial real estate	3,583	3,965	3,488	104	52
Commercial construction	3,956	3,956	4,113	—	51
Commercial	1,087	1,087	874	47	6
Consumer	—	—	—	—	—
Home equity	336	336	237	12	1
Total	$11,081	$11,463	$11,301	$367	$124

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,179	$1,179	$1,493	$—	$20
Residential construction	—	—	—	—	—
Commercial real estate	3,041	3,358	2,975	—	108
Commercial construction	3,956	3,956	4,210	—	101
Commercial	871	871	732	—	14
Consumer	—	—	—	—	—
Home equity	173	173	120	—	2
Total	$9,220	$9,537	$9,530	$—	$245

Impaired loans with a valuation allowance:
Residential real estate	$940	$940	$1,007	$204	$10
Residential construction	—	—	221	—	—
Commercial real estate	542	607	410	104	9
Commercial construction	—	—	—	—	—
Commercial	216	216	72	47	8
Consumer	—	—	—	—	—
Home equity	163	163	71	12	1
Total	$1,861	$1,926	$1,781	$367	$28

Total impaired loans:
Residential real estate	$2,119	$2,119	$2,500	$204	$30
Residential construction	—	—	221	—	—
Commercial real estate	3,583	3,965	3,385	104	117
Commercial construction	3,956	3,956	4,210	—	101
Commercial	1,087	1,087	804	47	22
Consumer	—	—	—	—	—
Home equity	336	336	191	12	3
Total	$11,081	$11,463	$11,311	$367	$273

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,512	$1,512	$1,228	$—	$53
Residential construction	—	—	—	—	—
Commercial real estate	2,835	3,225	3,410	—	141
Commercial construction	4,403	4,403	2,691	—	131
Commercial	666	891	723	—	25
Consumer	—	—	—	—	—
Home equity	96	96	217	—	5
Total	$9,512	$10,127	$8,269	$—	$355

Impaired loans with a valuation allowance:
Residential real estate	$1,142	$1,142	$722	$183	$48
Residential construction	331	331	265	31	—
Commercial real estate	344	344	422	47	20
Commercial construction	—	—	43	—	—
Commercial	—	—	623	—	—
Consumer	—	—	—	—	—
Home equity	—	—	34	—	—
Total	$1,817	$1,817	$2,109	$261	$68

Total impaired loans:
Residential real estate	$2,654	$2,654	$1,950	$183	$101
Residential construction	331	331	265	31	—
Commercial real estate	3,179	3,569	3,832	47	161
Commercial construction	4,403	4,403	2,734	—	131
Commercial	666	891	1,346	—	25
Consumer	—	—	—	—	—
Home equity	96	96	251	—	5
Total	$11,329	$11,944	$10,378	$261	$423

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$885	$885	$1,224	$—	$8
Residential construction	—	—	—	—	—
Commercial real estate	3,449	3,774	3,719	—	47
Commercial construction	4,348	4,348	2,280	—	58
Commercial	907	907	748	—	11
Consumer	—	—	—	—	—
Home equity	222	222	265	—	1
Total	$9,811	$10,136	$8,236	$—	$125

Impaired loans with a valuation allowance:
Residential real estate	$369	$369	$370	$39	$5
Residential construction	331	331	331	15	—
Commercial real estate	593	593	470	77	4
Commercial construction	—	—	—	—	—
Commercial	868	868	869	292	—
Consumer	—	—	—	—	—
Home equity	66	66	50	58	—
Total	$2,227	$2,227	$2,090	$481	$9

Total impaired loans:
Residential real estate	$1,254	$1,254	$1,594	$39	$13
Residential construction	331	331	331	15	—
Commercial real estate	4,042	4,367	4,189	77	51
Commercial construction	4,348	4,348	2,280	—	58
Commercial	1,775	1,775	1,617	292	11
Consumer	—	—	—	—	—
Home equity	288	288	315	58	1
Total	$12,038	$12,363	$10,326	$481	$134

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$885	$885	$1,192	$—	$18
Residential construction	—	—	—	—	—
Commercial real estate	3,449	3,774	3,621	—	105
Commercial construction	4,348	4,348	1,520	—	61
Commercial	907	907	692	—	22
Consumer	—	—	—	—	—
Home equity	222	222	267	—	2
Total	$9,811	$10,136	$7,292	$—	$208

Impaired loans with a valuation allowance:
Residential real estate	$369	$369	$611	$39	$10
Residential construction	331	331	221	15	—
Commercial real estate	593	593	474	77	12
Commercial construction	—	—	72	—	—
Commercial	868	868	940	292	1
Consumer	—	—	—	—	—
Home equity	66	66	45	58	—
Total	$2,227	$2,227	$2,363	$481	$23

Total impaired loans:
Residential real estate	$1,254	$1,254	$1,803	$39	$28
Residential construction	331	331	221	15	—
Commercial real estate	4,042	4,367	4,095	77	117
Commercial construction	4,348	4,348	1,592	—	61
Commercial	1,775	1,775	1,632	292	23
Consumer	—	—	—	—	—
Home equity	288	288	312	58	2
Total	$12,038	$12,363	$9,655	$481	$231

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

The following table presents an aging analysis of past due loans as of June 30, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$1,592	$214	$1,042	$2,848	$110,681	$113,529	$1,778
Residential construction	—	—	—	—	3,233	3,233	—
Commercial real estate	464	—	15	479	186,684	187,163	890
Commercial construction	—	—	—	—	31,559	31,559	—
Commercial	295	668	287	1,250	89,035	90,285	299
Consumer	43	—	2	45	2,240	2,285	25
Home equity	327	17	173	517	31,072	31,589	226
Total	$2,721	$899	$1,519	$5,139	$454,504	$459,643	$3,218

The following table presents an aging analysis of past due loans as of December 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,568	$160	$1,575	$4,303	$115,962	$120,265	$2,587
Residential construction	—	—	331	331	4,003	4,334	331
Commercial real estate	526	293	609	1,428	188,044	189,472	902
Commercial construction	—	—	—	—	35,781	35,781	—
Commercial	491	61	47	599	83,984	84,583	47
Consumer	57	—	1	58	2,434	2,492	24
Home equity	128	18	60	206	31,525	31,731	96
Total	$3,770	$532	$2,623	$6,925	$461,733	$468,658	$3,987

Troubled Debt Restructurings ("TDR")

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

During the six months ended June 30, 2013 and 2012, there were no TDRs that had been modified within the previous twelve month periods that had subsequently defaulted. TDR loans are considered defaulted at 90 days past due.

At June 30, 2013 and December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

The following tables are a summary of accruing and non-accruing TDR loans modified as TDRs by segment at the dates indicated:

For the Three and Six Months Ended June 30, 2013	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	1	249	249	249
Commercial construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	1	$249	$249	$249

During the three and six months ended June 30, 2013, there was one TDR totaling $249,000 entered into with a borrower who was experiencing financial difficulty. The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. At June 30, 2013, the specific reserves related to TDRs were $12,000. The modification granted did not result in a reduction of the recorded investment. TDRs granted in 2013 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. At June 30, 2013, the Company had one troubled debt restructuring totaling $249,000 included in nonperforming loans. The one restructured loan continues to be reported on nonaccrual but has been performing as modified. For the three months ended June 30, 2013, interest income recorded from the restructured loan amounted to approximately $5,000. For the six months ended June 30, 2013, interest income recorded from the restructured loan amounted to approximately $8,000.

For the Three Months Ended June 30, 2012	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	2	398	495	494
Commercial construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	2	$398	$495	$494

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

For the Six Months Ended June 30, 2012	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$126
Residential construction	—	—	—	—
Commercial real estate	2	398	494	494
Commercial construction	—	—	—	—
Commercial	2	212	212	209
Consumer	1	27	27	26
Home equity	1	32	38	37
Total	7	$787	$898	$892

During the six months ended June 30, 2012 there were seven TDRs totaling $898,000 entered into with borrowers who were experiencing financial difficulty. At June 30, 2012, the Company had five TDRs totaling $501,000 included in nonperforming loans. The five restructured loans continue to be reported on nonaccrual but have been performing as modified. For the six months ended June 30, 2012, the interest income recorded from the restructured loans amounted to approximately $20,000. At June 30, 2012, the specific reserves related to TDRs granted in 2012 was $137,000.

8.      Fair Value Measurements

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, available-for-sale securities are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Levels within the fair value hierarchy are based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

The fair value methods and assumptions are set forth below.

Cash and cash equivalents. The carrying amounts of cash equivalents and due from banks and federal funds sold approximate their relative fair values. As such, the Company classifies these financial instruments as Level 1.

Held-to-maturity and non-marketable securities. The fair values of held-to-maturity securities are estimated by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominately reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of non-marketable securities approximate fair values. As such, the Company classifies held-to-maturity and non-marketable securities as Level 2.

Available-for-sale securities. Fair value of securities are primarily measured using unadjusted information from an independent pricing service. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as level 3. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral, less costs to sell.

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

Assets that were measured at fair value as of June 30, 2013 and December 31, 2012 on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$602	$602	$—	$—
Total equity securities	$602	$602	$—	$—

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$621	$621	$—	$—
Total equity securities	$621	$621	$—	$—

Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements Using
	June 30, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,494	$—	$—	$1,494
Other real estate owned	614	—	614	—
Loans held for sale	590	—	590	—

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,556	$—	$—	$1,556
Other real estate owned	572	—	572	—
Mortgage servicing rights	147	—	147	—

Impaired loans are presented net of their related specific reserve of $367,000 and $261,000 as of June 30, 2013 and December 31, 2012, respectively.

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

		Fair Value Measurements Using
	Carrying Amount at June 30, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$40,385	$40,385	$—	$—
Available-for-sale securities	602	602	—	—
Held-to-maturity securities	65,054	—	71,032	—
FHLB stock	3,914	—	3,914	—

Residential real estate	112,968	—	—	108,369
Residential construction	3,181	—	—	3,196
Commercial real estate	185,242	—	—	178,887
Commercial construction	31,186	—	—	31,840
Commercial	89,034	—	—	90,696
Consumer	2,247	—	—	2,612
Home equity	31,449	—	—	31,483
Net loans	455,307	—	—	447,083

Loans held for sale	590	—	590	—
Accrued interest receivable	1,602	—	1,602	—
Mortgage servicing rights	450	—	792	—

Financial liabilities:
Deposits	$468,430	$—	$467,006	$—
Securities sold under agreements to repurchase	8,126	—	8,126	—
Advances from FHLB	28,689	—	30,047	—
Accrued interest payable	217	—	217	—

		Fair Value Measurements Using
	Carrying Amount at December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$39,608	$41,494	$—	$—
Available-for-sale securities	621	590	—	—
Held-to-maturity securities	59,568	—	69,834	—
FHLB stock	4,277	—	4,277	—

Residential real estate	119,729	—	—	115,593
Residential construction	4,241	—	—	4,217
Commercial real estate	187,506	—	—	185,687
Commercial construction	35,279	—	—	35,708
Commercial	83,484	—	—	83,670
Consumer	2,448	—	—	2,649
Home equity	31,607	—	—	31,832
Net loans	464,294	—	—	459,356

Accrued interest receivable	1,567	—	1,567	—
Mortgage servicing rights	368	—	444	—

Financial liabilities:
Deposits	$466,177	$—	$468,966	$—
Securities sold under agreements to repurchase	9,763	—	9,763	—
Advances from FHLB	33,332	—	35,105	—
Accrued interest payable	60	—	60	—

9.      Other Comprehensive Income

As of the balance sheet dates, accumulated other comprehensive income was entirely comprised of net unrealized gains on investment securities available-for-sale. The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the dates indicated:

	Three Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$34	$5
Current-period change	(20)	(27)
Ending balance	$14	$(22)

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$26	$(3)
Current-period change	(12)	(19)
Ending balance	$14	$(22)

There were no sales of available-for-sale securities during 2013 or 2012.

10.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. During the six months ended June 30, 2013, the Company did not repurchase any shares of Company stock. As of June 30, 2013, a total of 249,346 shares were authorized to be repurchased under the current stock repurchase programs. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. On July 25, 2013, the Company announced a cash dividend of $0.05 per share of its common stock to stockholders of record as of the close of business on August 9, 2013, payable on or about August 21, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At June 30, 2013, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets decreased $3.0 million, or 0.5%, from $600.0 million at December 31, 2012 to $597.0 million at June 30, 2013. The decrease in total assets was primarily due to a decrease in net loans of $9.0 million, or 1.9%, from $465.2 million, or 77.5% of total assets at December 31, 2012, to $456.2 million, or 76.4% of total assets at June 30, 2013. The decrease were partially offset by the increase in held-to-maturity securities of $5.5 million, or 9.2%, at June 30, 2013.

The significant components of the $9.0 million, or 1.9%, decrease in net loans was a $6.7 million, or 5.6%, decrease in one-to-four-family residential real estate loans, a $5.3 million, or 13.3%, decrease in construction loans and a decrease of $2.3 million, or 1.2%, in commercial real estate loans. These decreases were partially offset by an increase in commercial and industrial loans of $5.7 million, or 6.7%. The decrease in one-to-four-family residential real estate loans was primarily due to prepayments and refinancing activity attributed to the historically low interest rates. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. During the first six months of 2013, the Company sold $20.3 million in low coupon residential real estate loans and currently services $97.8 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, increased $5.5 million, or 9.1%, to $65.7 million at June 30, 2013 from $60.2 million at December 31, 2012. The increase in investments was primarily due to a $3.4 million, or 38.1%, increase in certificates of deposit and an increase of $2.8 million, or 20.5%, in U.S. Treasuries.  These increases were partially offset by a decrease in tax-exempt industrial revenue bonds of $415,000, or 1.2%, from $35.7 million at December 31, 2012 to $35.2 million at June 30, 2013, and a decrease in CMOs of $349,000, or 29.6%.

Total deposits increased $2.3 million, or 0.5%, from $466.2 million at December 31, 2012 to $468.4 million at June 30, 2013. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $6.1 million, or 2.1%, from $288.7 million at December 31, 2012 to $294.8 million at June 30, 2013. Demand deposits decreased $2.3 million, or 3.0%, to $73.2 million, money market accounts increased $3.8 million, or 3.0%, to $131.6 million, NOW accounts increased $3.7 million, or 10.1%, to $40.4 million, and savings accounts increased $784,000, or 1.6%, to $49.7 million. Certificates of deposit decreased $3.8 million, or 2.2%, from $177.4 million at December 31, 2012 to $173.6 million at June 30, 2013. The increase of 2.1% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Stockholders' equity was $91.0 million, or 15.2% of total assets, at June 30, 2013 compared to $90.0 million, or 15.0% of total assets, at December 31, 2012. The Company's stockholders' equity increased primarily as a result of $1.3 million in net income, an increase of $151,000, or 3.9%, in stock-based compensation and an increase of $161,000, or 5.3%, in additional paid-in-capital, partially offset by the $543,000 cash dividends paid in the first six months of 2013.

Allowance for Loan Losses

	At or for the Six Months Ended June 30,
	2013	2012
	(Dollars In Thousands)
Allowance for loan losses at December 31	$4,364	$4,576

Charged-off loans:
Residential real estate	(61)	(80)
Construction	(62)	—
Commercial real estate	—	—
Commercial	—	(48)
Home equity	—	—
Consumer	(17)	(48)
Total charged-off loans	(140)	(176)

Recoveries on loans previously charged-off:
Residential real estate	1	—
Construction	—	—
Commercial real estate	9	—
Commercial	37	1
Home equity	—	—
Consumer	7	10
Total recoveries	54	11
Net loan charge-offs	(86)	(165)
Provision for loan losses	58	71
Allowance for loan losses, end of period	$4,336	$4,482

Ratios:
Net loan charge-offs to total average loans	0.02%	0.04%
Allowance for loan losses to total loans (1)	0.94%	0.98%
Allowance for loan losses to nonperforming loans (2)	134.74%	126.22%
Recoveries to charge-offs	38.57%	6.25%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2013, the Company had one troubled debt restructuring totaling $249,000 included in nonperforming loans. The one restructured loan continues to be reported on nonaccrual but has been performing as modified. At June 30, 2012, the Company had five TDRs totaling $501,000 included in nonperforming loans. The five restructured loans continue to be reported on nonaccrual but have been performing as modified.

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

At June 30, 2013, the allowance for loan losses represented 0.94% of total loans and 134.74% of nonperforming loans. The allowance for loan losses decreased $28,000, or 0.6%, from $4.4 million at December 31, 2012 to $4.3 million at June 30, 2013, due to a provision for loan losses of $58,000 offset by net charge-offs of $86,000. The provision for loan losses was $58,000 for the six months ended June 30, 2013 compared to a provision of $71,000 for the six months ended June 30, 2012, a decrease of $13,000. Non-performing loans decreased $333,000, or 9.4%, from $3.6 million, or 0.78% of total loans, at June 30, 2012, to $3.2 million, or 0.70% of total loans, at June 30, 2013. Total non-performing assets decreased $1.0 million, or 21.4%, from $4.9 million, or 0.81% of total assets, at June 30, 2012 to $3.8 million, or 0.64% of total assets, at June 30, 2013. The allowance for loan losses as a percentage of total loans decreased from 0.98% at June 30, 2012 to 0.94% at June 30, 2013 and the allowance for loan losses as a percentage of non-performing loans increased from 126.22% at June 30, 2012 to 134.74% at June 30, 2013.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and real estate owned at the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$1,778	$2,587
Construction	—	331
Commercial real estate	890	902
Commercial	299	47
Home equity	226	96
Consumer	25	24
Total nonaccrual loans	3,218	3,987
Other real estate owned	614	572
Total nonperforming assets	$3,832	$4,559

Ratios:
Total nonperforming loans as a percentage of total loans (1)	0.70%	0.85%

Total nonperforming assets as a percentage of total assets (2)	0.64%	0.76%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At June 30, 2013, there were no loans that were over 90 days delinquent and still accruing interest.

As of June 30, 2013, nonperforming loans decreased $769,000, or 19.3%, to $3.2 million compared to $4.0 million as of December 31, 2012. The decrease in nonperforming loans is primarily due to the decrease in nonperforming residential real estate loans of $809,000, or 31.3%, a $331,000, or 100.0%, decrease in nonperforming construction loans and a $12,000, or 1.3%, decrease in nonperforming commercial real estate loans. These decreases were partially offset by an increase of $252,000, or 536.2%, in nonperforming commercial and industrial loans, a $130,000, or 135.4%, increase in nonperforming home equity loans and a $1,000, or 4.2%, increase in nonperforming consumer loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The following loan segments were not accruing interest as of June 30, 2013: 16 residential real estate loans with an outstanding balance of $1.8 million, five commercial real estate loans with an outstanding balance of $890,000, 11 commercial loans with an outstanding balance of $299,000, four consumer loans with an outstanding balance of $25,000 and four home equity loans with an outstanding balance of $226,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)
Demand deposits	$73,154	15.6%	$75,407	61.1%
NOW accounts	40,425	8.6%	36,711	7.9%
Savings accounts	49,666	10.6%	48,882	10.5%
Money market deposit accounts	131,557	28.1%	127,730	27.4%
Total transaction accounts	294,802	62.9%	288,730	61.9%
Certificates of deposit	173,628	37.1%	177,447	38.1%
Total deposits	$468,430	100.0%	$466,177	100.0%

Total deposits increased $2.3 million, or 0.5%, from $466.2 million at December 31, 2012 to $468.4 million at June 30, 2013. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $6.1 million, or 2.1%, from $288.7 million at December 31, 2012 to $294.8 million at June 30, 2013. Demand deposits decreased $2.3 million, or 3.0%, to $73.2 million, money market accounts increased $3.8 million, or 3.0%, to $131.6 million, NOW accounts increased $3.7 million, or 10.1%, to $40.4 million, and savings accounts increased $784,000, or 1.6%, to $49.7 million. Certificates of deposit decreased $3.8 million, or 2.2%, from $177.4 million at December 31, 2012 to $173.6 million at June 30, 2013. The increase of 2.1% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Borrowings

The following sets forth information concerning the Company's borrowings for the periods indicated:

	June 30, 2013	December 31, 2012
	(In Thousands)
Maximum amount of borrowings outstanding at any month-end during the period:
FHLB advances	$32,561	$58,308
Securities sold under agreements to repurchase	15,312	12,982
Average borrowings outstanding during the period:
FHLB advances	$30,632	$46,907
Securities sold under agreements to repurchase	10,460	9,027
Weighted average interest rate during the period:
FHLB advances	2.43%	2.56%
Securities sold under agreements to repurchase	0.12%	0.14%
Balance outstanding at end of period:
FHLB advances	$28,689	$33,332
Securities sold under agreements to repurchase	8,126	9,763
Weighted average interest rate at end of period:
FHLB advances	2.41%	2.39%
Securities sold under agreements to repurchase	0.12%	0.12%

The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $4.6 million, or 13.9%, from $33.3 million at December 31, 2012 to $28.7 million at June 30, 2013 due to payments on long-term advances of $4.6 million. Securities sold under agreements to repurchase decreased $1.6 million, or 16.8%, to $8.1 million at June 30, 2013 primarily due to fluctuations in the balances of these accounts.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General

The Company reported pre-tax income of $649,000 for the three months ended June 30, 2013, compared to $509,000 for the three months ended June 30, 2012. Net income for the three months ended June 30, 2013 was $513,000, or $0.10 earnings per share, as compared to $452,000, or $0.09 earnings per share, for the three months ended June 30, 2012. The $61,000, or 13.5%, increase in net income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, was primarily due to the decrease in non-interest expense of $167,000, or 3.5%, an increase in net-interest income of $25,000, or 0.5%, and an increase in non-interest income of $11,000, or 1.4%. These improvements were partially offset by the increase in the provision for loan losses of $63,000, or 98.4%, and an increase in income tax expense of $79,000, or 138.6%.

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

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$68,854	$693	4.04%	$66,833	$663	3.99%
Loans:
Residential real estate loans	139,601	1,527	4.39%	148,680	1,816	4.91%
Commercial real estate loans	199,710	2,590	5.20%	195,074	2,668	5.50%
Consumer loans	33,829	323	3.83%	32,756	337	4.14%
Commercial loans	87,132	911	4.19%	79,660	851	4.30%
Loans, net (2)	460,272	5,351	4.66%	456,170	5,672	5.00%
Other	22,082	15	0.27%	36,172	18	0.20%
Total interest-earning assets	551,208	6,059	4.41%	559,175	6,353	4.57%
Noninterest-earning assets	37,179			40,867
Total assets	$588,387			$600,042
Interest-bearing liabilities:
Deposits:
Money market accounts	$119,507	$100	0.34%	$102,558	$91	0.36%
Savings accounts (3)	49,626	13	0.11%	48,427	12	0.10%
NOW accounts	39,549	101	1.02%	30,591	77	1.01%
Certificates of deposit	174,896	752	1.72%	201,501	947	1.89%
Total interest-bearing deposits	383,578	966	1.01%	383,077	1,127	1.18%
FHLB advances	29,481	179	2.44%	54,951	353	2.58%
Securities sold under agreement to repurchase	11,907	4	0.12%	10,126	4	0.16%
Total interest-bearing borrowings	41,388	183	1.77%	65,077	357	2.21%
Total interest-bearing liabilities	424,966	1,149	1.08%	448,154	1,484	1.33%
Demand deposits	71,272			61,716
Other noninterest-bearing liabilities	874			288
Total liabilities	497,112			510,158
Total stockholders' equity	91,275			89,884
Total liabilities and stockholders' equity	$588,387			$600,042
Net interest-earning assets	$126,242			$111,021

Tax equivalent net interest income/
interest rate spread (4)		4,910	3.33%		4,869	3.24%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.57%			3.50%
Ratio of interest-earning assets
to interest-bearing liabilities			129.71%			124.77%
Less: tax equivalent adjustment (1)		(267)			(251)
Net interest income as reported on income statement		$4,643			$4,618

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

	Three Months Ended June 30, 2013 compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$21	$9	$30
Loans:
Residential real estate loans	(105)	(184)	(289)
Commercial real estate loans	154	(232)	(78)
Consumer loans	11	(25)	(14)
Commercial loans	81	(21)	60
Total loans	141	(462)	(321)
Other	(9)	6	(3)
Total interest-earning assets (2)	$153	$(447)	$(294)

Interest-bearing liabilities:
Deposits:
Money market accounts	$14	$(5)	$9
Savings accounts (2)	—	1	1
NOW accounts	23	1	24
Certificates of deposit	(117)	(78)	(195)
Total interest-bearing deposits	(80)	(81)	(161)
FHLB advances	(154)	(20)	(174)
Securities sold under agreement to repurchase	1	(1)	—
Total interest-bearing borrowings	(153)	(21)	(174)
Total interest-bearing liabilities	(233)	(102)	(335)
Increase in net interest income (3)	$386	$(345)	$41

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $41,000, or 0.8%, to $4.9 million for the three months ended June 30, 2013, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased seven basis points from 3.50% for the three months ended June 30, 2012 to 3.57% for the three months ended June 30, 2013.

Interest and dividend income, on a tax equivalent basis, decreased $294,000, or 4.6%, to $6.1 million for the three months ended June 30, 2013. Average interest-earning assets decreased $8.0 million, or 1.4%, from $559.2 million at June 30, 2012 to $551.2 million at June 30, 2013. Average loans increased $4.1 million, or 0.9%, primarily due to strong commercial real estate and commercial and industrial loan originations, partially offset by the decrease in average residential real estate loans of $9.1 million, or 6.1%.

Average investment securities increased $2.0 million, or 3.0%, for the period due to the purchase of U.S. Treasury securities and certificates of deposit. Other interest earning assets, consisting of overnight fed funds, decreased $14.1 million, or 39.0%. The yield on average interest-earning assets decreased 16 basis point to 4.41% for the three months ended June 30, 2013, primarily as a result of lower market rates of interest.

Total interest expense decreased $335,000, or 22.6%, to $1.1 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012, due to the $161,000, or 14.3%, decrease in deposit costs and a decrease in cost of borrowings of $174,000, or 48.7%. Average interest-bearing liabilities decreased $23.2 million, or 5.2%, to $425.0 million for the three months ended June 30, 2013 from $448.2 million for the three months ended June 30, 2012. Rates paid on average interest-bearing liabilities declined 25 basis points from 1.33% for the three months ended June 30, 2012 to 1.08% for the three months ended June 30, 2013. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 17 basis points from 1.89% at June 30, 2012 to 1.72% at June 30, 2013.

Provision for Loan Losses

The provision for loan losses increased $63,000, or 98.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Non-performing loans decreased $333,000, or 9.4%, from $3.6 million, or 0.78% of total loans, at June 30, 2012, to $3.2 million, or 0.70% of total loans, at June 30, 2013. Total non-performing assets decreased $1.1 million, or 21.4%, from $4.9 million, or 0.81% of total assets, at June 30, 2012 to $3.8 million, or 0.64% of total assets, at June 30, 2013. The allowance for loan losses as a percentage of total loans decreased from 0.98% at June 30, 2012 to 0.94% at June 30, 2013.

Non-Interest Income

Non-interest income increased $11,000, or 1.4%, from $777,000 for the three months ended June 30, 2012 to $788,000 for the three months ended June 30, 2013. The increase was due to the $112,000, or 98.2%, increase in income from net loans sales and servicing, partially offset by the decrease in customer service fees and commissions of $41,000, or 7.7%, a $21,000 loss on the sale of OREO, and a $34,000 decrease in other non-interest income which related to a gain on acquisition of OREO.

Non-Interest Expenses

Non-interest expense decreased $167,000, or 3.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Non-interest expense decreased primarily due to the decrease in salaries and benefits of $286,000, or 10.0%, and a decrease in FDIC insurance expense of $30,000, or 33.7%. These decreases were partially offset by an increase in data processing of $30,000, or 11.1%, an increase of $25,000, or 6.9%, in occupancy expense, and a $98,000, or 14.4%, increase in other non-interest expense. The 14.4% increase in other non-interest expense was largely due to an increase in non-recurring software conversion costs of $49,000.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General

The Company reported pre-tax income of $1.7 million for the six months ended June 30, 2013, compared to $954,000 for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $1.3 million, or $0.26 earnings per share, compared to $848,000, or $0.17 earnings per share, for the six months ended June 30, 2012. The 54.5% increase in net income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was primarily due to the $366,000, or 3.8%, decrease in non-interest expense, an increase of $170,000, or 11.6%, in non-interest income, an increase of $168,000, or 1.8%, in net interest income and a decrease in the provision for loan losses of $13,000, or 18.3%. These improvements were partially offset by the increase in income tax expense of $255,000, or 240.6%.

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

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$66,434	$1,382	4.19%	$70,678	$1,327	3.78%
Loans:
Residential real estate loans	142,212	3,097	4.39%	149,313	3,648	4.91%
Commercial real estate loans	200,800	5,225	5.25%	192,403	5,326	5.57%
Consumer loans	33,942	651	3.87%	32,604	676	4.17%
Commercial loans	84,669	1,835	4.37%	78,609	1,707	4.37%
Loans, net (2)	461,623	10,808	4.72%	452,929	11,357	5.04%
Other	23,192	30	0.26%	38,353	38	0.20%
Total interest-earning assets	551,249	12,220	4.47%	561,960	12,722	4.55%
Noninterest-earning assets	36,991			39,777
Total assets	$588,240			$601,737
Interest-bearing liabilities:
Deposits:
Money market accounts	$119,103	$187	0.32%	$97,819	$168	0.35%
Savings accounts (3)	49,406	25	0.10%	48,149	25	0.10%
NOW accounts	38,716	190	0.99%	28,989	136	0.94%
Certificates of deposit	176,471	1,522	1.74%	205,949	1,943	1.90%
Total interest-bearing deposits	383,696	1,924	1.01%	380,906	2,272	1.20%
FHLB advances	30,632	369	2.43%	56,216	718	2.57%
Securities sold under agreement to repurchase	10,460	6	0.12%	10,345	8	0.16%
Total interest-bearing borrowings	41,092	375	1.84%	66,561	726	2.19%
Total interest-bearing liabilities	424,788	2,299	1.09%	447,467	2,998	1.35%
Demand deposits	71,554			63,721
Other noninterest-bearing liabilities	846			315
Total liabilities	497,188			511,503
Total stockholders' equity	91,052			90,234
Total liabilities and stockholders' equity	$588,240			$601,737
Net interest-earning assets	$126,461			$114,493

Tax equivalent net interest income/
interest rate spread (4)		9,921	3.38%		9,724	3.20%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.63%			3.48%
Ratio of interest-earning assets
to interest-bearing liabilities			129.77%			125.59%
Less: tax equivalent adjustment (1)		(532)			(503)
Net interest income as reported on income statement		$9,389			$9,221

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

	Six Months Ended June 30, 2013 compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(85)	$140	$55
Loans:
Residential real estate loans	(170)	(381)	(551)
Commercial real estate loans	222	(323)	(101)
Consumer loans	27	(52)	(25)
Commercial loans	127	1	128
Total loans	206	(755)	(549)
Other	(18)	10	(8)
Total interest-earning assets (2)	$103	$(605)	$(502)

Interest-bearing liabilities:
Deposits:
Money market accounts	$34	$(15)	$19
Savings accounts (2)	—	—	—
NOW accounts	47	7	54
Certificates of deposit	(266)	(155)	(421)
Total interest-bearing deposits	(185)	(163)	(348)
FHLB advances	(312)	(37)	(349)
Securities sold under agreement to repurchase	—	(2)	(2)
Total interest-bearing borrowings	(312)	(39)	(351)
Total interest-bearing liabilities	(497)	(202)	(699)
Increase in net interest income (3)	$600	$(403)	$197

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $197,000, or 2.0%, to $9.9 million for the six months ended June 30, 2013, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets. Net interest margin, on a tax equivalent basis, increased 15 basis points from 3.48% for the six months ended June 30, 2012 to 3.63% for the six months ended June 30, 2013.

Interest and dividend income, on a tax equivalent basis, decreased $502,000, or 3.9%, to $12.2 million for the six months ended June 30, 2013. Average interest-earning assets decreased $10.7 million, or 1.9%, from $562.0 million at June 30, 2012 to $551.2 million at June 30, 2013. Average loans increased $8.7 million, or 1.9%, primarily due to strong commercial real estate and commercial and industrial loan originations offset by the decrease in residential real estate loans of $7.1 million, or 4.8%.

Average investment securities decreased $4.2 million, or 6.0%, for the period due to maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. Other interest earning assets decreased $15.2 million, or 39.5%. The yield on average interest-earning assets decreased eight basis point to 4.47% for the six months ended June 30, 2013, primarily as a result of lower market rates of interest.

Total interest expense decreased $699,000, or 23.3%, to $2.3 million for the six months ended June 30, 2013 from $3.0 million for the six months ended June 30, 2012, due to a $348,000, or 15.3%, decrease in deposit costs and a decrease in cost of borrowings of $351,000 or 48.3%. Average interest-bearing liabilities decreased $22.7 million, or 5.1%, to $424.8 million for the six months ended June 30, 2013 from $447.5 million for the six months ended June 30, 2012. Rates paid on average interest-bearing liabilities declined 26 basis points from 1.35% for the six months ended June 30, 2012 to 1.09% for the six months ended June 30, 2013. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 16 basis points from 1.90% at June 30, 2012 to 1.74% at June 30, 2013.

Provision for Loan Losses

The provision for loan losses decreased $13,000, or 18.3%, from $71,000 for the six months ended June 30, 2012 compared to $58,000 for the six months ended June 30, 2013. Non-performing loans decreased $769,000, or 19.3%, from $4.0 million, or 0.85% of total loans, at December 31, 2012 to $3.2 million, or 0.70% of total loans, at June 30, 2013.

Non-Interest Income

Non-interest income increased $170,000, or 11.6%, from $1.5 million for the six months ended June 30, 2012 to $1.6 million for the six months ended June 30, 2013. Income from loan sales and servicing, net increased $222,000, or 82.8%, and net loss on the sale of OREO decreased $47,000, or 43.5%. These improvements were partially offset by an $80,000, or 7.4%, decrease in income from customer service fees and commissions, a decrease in income from bank owned life insurance of $9,000, or 4.7%, and a decrease in other non-interest income of $10,000, or 29.4%.

Non-Interest Expenses

Non-interest expense decreased $366,000, or 3.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Non-interest expense decreased primarily due to the decrease in salaries and benefits of $524,000, or 9.3%, a decrease in FDIC insurance expense of $56,000, or 30.6%, a decrease in furniture and equipment expense of $11,000, or 2.7%, and a decrease in stationery, supplies and postage of $30,000, or 16.7%. These decreases were partially offset by an increase in data processing of $79,000, or 14.8%, an increase in occupancy expense of $53,000, or 7.0%, an increase in professional fees of $57,000, or 18.3%, and an increase in other non-interest expense of $73,000, or 5.4%. The increase in other non-interest expense was due to a non-recurring $123,000 software conversion expense.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$426	2.48%	$412	2.48%	$850	2.58%	$824	2.34%
Tax equivalent adjustment (1)	267		251		532		503
Investment securities (tax equivalent basis)	$693	4.04%	$663	3.99%	$1,382	4.19%	$1,327	3.78%

Net interest income (no tax adjustment)	$4,643		$4,618		$9,389		$9,221
Tax equivalent adjustment (1)	267		251		532		503
Net interest income (tax equivalent basis)	$4,910		$4,869		$9,921		$9,724

Interest rate spread (no tax adjustment)		3.13%		3.06%		3.19%		3.02%
Net interest margin (no tax adjustment)		3.38%		3.32%		3.43%		3.30%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, total cash and cash equivalents totaled $37.4 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $89,000 at June 30, 2013. Other liquid assets as of June 30, 2013 included: U.S. Treasury securities and collateralized mortgage obligations, net of pledged securities, totaling $431,000, and certificates of deposit of $12.5 million. At June 30, 2013, the Company had an over collateralized securities pledging position of $8.8 million.

In addition, at June 30, 2013, we had the ability to borrow a total of approximately $56.2 million from the FHLB, subject to pledging requirements. On June 30, 2013, we had $28.7 million of such borrowings outstanding. The Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $52.1 million at June 30, 2013. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of June 30, 2013 totaled $103.8 million, or 59.7%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at June 30, 2013.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented in the following table:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2013
Total Capital to Risk Weighted Assets
Company	$93,882	19.1%	$39,246	8.0%	N/A	N/A
Bank	$82,758	16.9%	$39,187	8.0%	$48,984	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,538	18.3%	$19,623	4.0%	N/A	N/A
Bank	$78,414	16.0%	$19,594	4.0%	$29,390	6.0%
Tier 1 Capital to Average Assets
Company	$89,538	15.2%	$23,491	4.0%	N/A	N/A
Bank	$78,414	13.4%	$23,446	4.0%	$29,308	5.0%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012
Total Capital to Risk Weighted Assets
Company	$94,030	19.3%	$38,990	8.0%	N/A	N/A
Bank	$84,728	17.4%	$38,932	8.0%	$48,665	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,648	18.4%	$19,495	4.0%	N/A	N/A
Bank	$80,346	16.5%	$19,466	4.0%	$29,199	6.0%
Tier 1 Capital to Average Assets
Company	$89,648	15.0%	$23,839	4.0%	N/A	N/A
Bank	$80,346	13.5%	$23,800	4.0%	$29,749	5.0%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
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

On April 25, 2013 the Company declared a cash dividend of $0.05 per share payable on June 7, 2013. No other dividends have been paid from the Company as of June 30, 2013.

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

he following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2013	December 31, 2012
Commitments to grant loans	$24,569	$18,081
Unfunded commitments for construction loans	25,604	8,831
Unfunded commitments under lines of credit	75,294	76,760
Standby letters of credit	1,446	1,449

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.4 million at June 30, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2013 and December 31, 2012 was not significant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Qualitative Aspects of Market Risk

We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; increasing our focus on shorter-term, adjustable-rate commercial and multi-

family lending; selling fixed-rate mortgage loans; and periodically selling available-for-sale securities.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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
The following table reflects changes in estimated net interest income for the Company at June 30, 2013 through June 30, 2014 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	8.2%
Up 400 - 24 months	6.7%
Up 300 - 12 months	10.6%
Up 200 - 12 months	15.8%
Up 100 - 12 months	7.8%
Base	—%
Down 100 - 12 months	(0.2)%

As indicted in the table above, the results of a 100 and 200 basis instantaneous increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 7.8% and 15.8%, respectively. A 300 basis point gradual increase over 12-months is estimated to increase net interest income by 10.6%. A 400 and 500 basis point increase in market interest rates over a

24-month time horizon is estimated to increase net interest income by 6.7% and 8.2% in the first twelve months. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 0.2%.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2013, the risk factors for the Company have not changed materially from those reported in our 2012 Annual Report on Form 10-K. However, the risks described in our 2012 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000, or 5%, of the shares of the Company’s outstanding common stock. During the six months ended June 30, 2013, the Company did not repurchase any shares of Company stock. A summary of the plan is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013	—	$—	22,654	249,346
May 1-31, 2013	—	—	22,654	249,346
June 1-30, 2013	—	—	22,654	249,346
Total	—	$—

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
101.0
The following financial information from Chicopee Bancorp Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for each of the three and six month periods ended June 30, 2013 and 2012,  (iii) the Consolidated Statement of Comprehensive Income for each of the three and six month periods ended June 30, 2013 and 2012, (iv) the Consolidated Changes in Stockholders’ Equity for each of the six month periods ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the six month periods ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: August 8, 2013	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2013		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)