Form 10-Q
period 2013-09-30
CHICOPEE BANCORP, INC.
filed 2013-11-08
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes [   ]    No [X]

As of November 1, 2013, there were 5,417,485 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Cash and due from banks	$22,196	$11,073
Federal funds sold	2,126	3,372
Interest-bearing deposits with the Federal Reserve Bank of Boston	29,269	25,163
Total cash and cash equivalents	53,591	39,608

Available-for-sale securities, at fair value	631	621
Held-to-maturity securities, at cost (fair value $60,977 and $67,108 at
September 30, 2013 and December 31, 2012, respectively)	55,119	59,568
Federal Home Loan Bank stock, at cost	3,914	4,277
Loans, net of allowance for loan losses ($4,439 at
September 30, 2013 and $4,364 at December 31, 2012)	461,309	465,211
Loans held for sale	135	—
Other real estate owned (OREO)	501	572
Mortgage servicing rights	422	368
Bank owned life insurance	14,082	13,807
Premises and equipment, net	9,181	9,459
Accrued interest and dividends receivable	1,613	1,567
Deferred income tax asset	3,249	3,252
FDIC prepaid insurance	—	467
Other assets	1,125	1,205
Total assets	$604,872	$599,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$102,818	$75,407
NOW accounts	39,932	36,711
Savings accounts	50,696	48,882
Money market deposit accounts	127,678	127,730
Certificates of deposit	163,390	177,447
Total deposits	484,514	466,177

Securities sold under agreements to repurchase	1,793	9,763
Advances from Federal Home Loan Bank	26,348	33,332
Accrued expenses and other liabilities	937	741
Total liabilities	513,592	510,013

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368
shares issued; 5,414,885 and 5,428,505 shares outstanding at September 30, 2013 and December 31, 2012)	72,479	72,479
Treasury stock, at cost (2,024,483 and 2,010,783 shares at September 30, 2013 and December 31, 2012)	(26,809)	(26,567)
Additional paid-in-capital	3,294	3,044
Unearned compensation (restricted stock awards)	(14)	(18)
Unearned compensation (Employee Stock Ownership Plan)	(3,645)	(3,868)
Retained earnings	45,942	44,873
Accumulated other comprehensive income	33	26
Total stockholders' equity	91,280	89,969
Total liabilities and stockholders' equity	$604,872	$599,982

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$5,272	$5,660	$16,080	$17,017
Interest and dividends on securities	424	425	1,275	1,248
Other interest-earning assets	14	15	44	54
Total interest and dividend income	5,710	6,100	17,399	18,319

Interest expense:
Deposits	899	1,107	2,823	3,380
Securities sold under agreements to repurchase	2	2	9	11
Other borrowed funds	168	264	537	982
Total interest expense	1,069	1,373	3,369	4,373

Net interest income	4,641	4,727	14,030	13,946
Provision for loan losses	212	169	270	240
Net interest income after provision for loan losses	4,429	4,558	13,760	13,706

Non-interest income:
Service charges, fees and commissions	695	621	1,689	1,694
Loan sales and servicing, net	70	18	559	286
Net loss on sale of OREO	(93)	(112)	(154)	(220)
Income from bank owned life insurance	92	93	275	285
Other non-interest income	—	—	24	34
Total non-interest income	764	620	2,393	2,079

Non-interest expenses:
Salaries and employee benefits	2,564	2,447	7,656	8,064
Occupancy expenses	390	367	1,169	1,127
Furniture and equipment	194	179	633	594
FDIC insurance assessment	53	89	179	272
Data processing	316	285	928	817
Professional fees	159	136	528	447
Advertising	164	141	456	440
Stationery, supplies and postage	62	70	212	249
Other non-interest expense	603	648	2,033	2,004
Total non-interest expenses	4,505	4,362	13,794	14,014

Income before income taxes	688	816	2,359	1,771
Income tax expense	115	193	476	300
Net income	$573	$623	$1,883	$1,471

Earnings per share:
Basic	$0.11	$0.12	$0.37	$0.29
Diluted	$0.11	$0.12	$0.37	$0.29

Adjusted weighted average shares outstanding:
Basic	5,035,488	5,077,268	5,038,735	5,132,576
Diluted	5,138,815	5,102,842	5,125,438	5,158,479

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net income	$573	$623

Other comprehensive income, net of tax
Unrealized holding gains arising during period on investment securities available-for-sale	29	6
Tax effect	(10)	(2)
Other comprehensive income, net of tax	19	4
Comprehensive income	$592	$627

	Nine Months Ended
	September 30,
	2013	2012
Net income	$1,883	$1,471

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during period on investment securities available-for-sale	10	(23)
Tax effect	(3)	8
Other comprehensive income (loss), net of tax	7	(15)
Comprehensive income	$1,890	$1,456

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2012
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

Comprehensive income:
Net income	—	—	—	—	—	1,883	—	1,883
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $3)	—	—	—	—	—	—	7	7
Total comprehensive income								1,890
Stock option expense (net of income tax benefit of $3)	—	—	94	—	—	—	—	94
Treasury stock purchased (13,700 shares)	—	(242)	—	—	—	—	—	(242)
Change in unearned compensation:
Restricted stock award expense	—	—	—	4	—	—	—	4
Common stock held by ESOP committed to be released	—	—	156	—	223	—	—	379
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(814)	—	(814)
Balance at September 30, 2013	$72,479	$(26,809)	$3,294	$(14)	$(3,645)	$45,942	$33	$91,280

Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782

Comprehensive income:
Net income	—	—	—	—	—	1,471	—	1,471
Change in net unrealized loss on securities available-for-sale (net of deferred income taxes of $8)	—	—	—	—	—	—	(15)	(15)
Total comprehensive income								1,456
Stock option expense (net of income tax benefit of $51)	—	—	263	—	—	—	—	263
Treasury stock purchased (273,273 shares)	—	(3,883)	—	—	—	—	—	(3,996)
Stock options exercised	—	—	(53)	—	—	—	—	(53)
Change in unearned compensation:
Restricted stock award expense	—	—	—	527	—	—	—	527
Common stock held by ESOP committed to be released	—	—	98	—	223	—	—	321
Balance at September 30, 2012	$72,479	$(26,073)	$2,995	$(19)	$(3,943)	$43,879	$(18)	$89,300

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:	(In Thousands)
Net income	$1,883	$1,471
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	721	748
Gain on disposal of premises and equipment	(24)	—
Provision for loan losses	270	240
Increase in cash surrender value of life insurance	(275)	(285)
Realized gains on sales of mortgage loans	(180)	(128)
Decrease in other assets	48	347
Increase in accrued interest and dividends receivable	(46)	(533)
Decrease in FDIC prepaid insurance	467	272
Net change in loans originated for resale	(135)	1,635
Net loss on sales of OREO	154	220
Decrease in other liabilities	197	182
Change in unearned compensation	383	735
Stock option expense	94	263
Net cash provided by operating activities	3,557	5,167

Cash flows from investing activities:
Additions to premises and equipment	(268)	(491)
Loan originations and principal collections, net	3,150	(25,749)
Proceeds from sales of OREO	401	675
Purchases of held-to-maturity securities	(27,015)	(34,953)
Maturities of held-to-maturity securities	30,390	45,139
Proceeds from principal paydowns of held-to-maturity securities	1,079	1,337
Proceeds from sale of FHLB stock	362	213
Net cash provided (used) by investing activities	8,099	(13,829)

Cash flows from financing activities:
Net increase in deposits	18,336	21,732
Net decrease in securities sold under agreements to repurchase	(7,969)	(5,132)
Payments on long-term FHLB advances	(6,984)	(23,630)
Treasury stock purchased	(242)	(3,883)
Cash dividends paid on common stock	(814)	—
Stock options exercised	—	(53)
Net cash provided (used) by financing activities	2,327	(10,966)

Net increase (decrease) in cash and cash equivalents	13,983	(19,628)

Cash and cash equivalents at beginning of year	39,608	61,122

Cash and cash equivalents at end of period	$53,591	$41,494

Supplemental cash flow information:
Interest paid on deposits	$2,823	$3,380
Interest paid on borrowings	556	909
Income taxes paid	346	361
Transfers from loans to OREO	483	520
Gain on acquisition of OREO	—	34

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013 and 2012

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of September 30, 2013 and for the periods ended September 30, 2013 and 2012 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods ended September 30, 2013 are not necessarily indicative of the operating results for a full year.

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

Earnings per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (in thousands)	$573	$623	$1,883	$1,471

Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,015,832)	(1,929,399)	(2,012,484)	(1,848,185)
Less: average number of unallocated ESOP shares	(386,848)	(416,605)	(386,848)	(416,605)
Less: average number of dilutive restricted stock awards	(1,200)	(16,096)	(1,301)	(42,002)

Adjusted weighted average number of common shares outstanding	5,035,488	5,077,268	5,038,735	5,132,576
Plus: dilutive outstanding restricted stock awards	377	12,872	370	25,419
Plus: dilutive outstanding stock options	102,950	12,702	86,333	484
Weighted average number of diluted shares outstanding	5,138,815	5,102,842	5,125,438	5,158,479

Earnings per share:
Basic-common stock	$0.11	$0.12	$0.37	$0.29
Basic-unvested share-based payment awards	$0.11	$0.12	$0.37	$0.29
Diluted-common stock	$0.11	$0.12	$0.37	$0.29
Diluted-unvested share-based payment awards	$0.11	$0.12	$0.37	$0.29

There were 100,000 and 73,000 stock options that were not included in the calculation of diluted earnings per share for the three months ended September 30, 2013 and 2012, respectively, because the effect was anti-dilutive. There were 100,000 and 583,198 stock options that were not included in the calculation of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, because the effect was anti-dilutive.

3. Equity Incentive Plan

Stock Options

The Company’s 2007 Equity Incentive Plan (the “Plan”) was approved by the Company’s stockholders at the annual meeting of the Company’s stockholders on May 30, 2007. The Plan provides that the Company may grant options to directors, officers and employees for up to 743,936 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price for each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The stock options vest over five years in five equal installments on each anniversary of the date of grant.

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2012, and the nine months ended September 30, 2013:

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
Expected dividend yield	1.39%	0.86%
Weighted average expected term	6.50 years	6.50 years
Weighted average expected volatility	24.06%	23.27%
Weighted average risk-free interest rate	1.25%	1.40%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of September 30, 2013, and changes during the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	595,198	$14.24	5.15	$983
Granted	100,000	16.55	9.32	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2013	695,198	$14.57	5.11	$2,112
Exercisable at September 30, 2013	534,598	$14.26	3.99	$1,790
Exercisable at September 30, 2012	517,598	$14.27	4.87	$92

The Company granted 100,000 stock options during the nine months ended September 30, 2013 with a fair value of $3.59. The weighted-average grant-date fair value of options granted during 2012 was $3.32. The weighted-average grant-date fair value of the options outstanding and exercisable at September 30, 2013 was $3.81 and $3.90, respectively. For the nine months ended September 30, 2013 and 2012, share based compensation expense applicable to options granted under the Plan was $94,000 and $263,000 and the related tax benefit was $3,000 and $51,000, respectively. As of September 30, 2013, unrecognized stock-based compensation expense related to non-vested options amounted to $474,000. This amount is expected to be recognized over a period of 3.79 years.

Stock Awards

The Plan provides that, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2013 is $14.08. The Company recorded compensation cost related to stock awards of approximately $4,000 and $527,000 in the nine months ended September 30, 2013 and 2012, respectively. Stock awards with a fair value of $854,000, vested during the year ended December 31, 2012. No stock awards were granted prior to July 1, 2007. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. There were no awards granted by the Company during the nine months ended September 30, 2013. As of September 30, 2013, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $14,000. This amount is expected to be recognized over a period of 2.44 years.

A summary of the status of the Company’s stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2012	1,600	$14.08
Granted	—	—
Vested	400	14.08
Forfeited	—	—
Outstanding at September 30, 2013	1,200	$14.08

4.     Long-term Incentive Plan

On March 13, 2012, the Company adopted the Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (the “Phantom Stock Plan”), effective January 1, 2012, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interest with those of the Company’s stockholders.

A total of 150,000 phantom stock units will be available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the three months ended September 30, 2013, and 2012, was $4,000 and $8,000, respectively. The Company’s total expense under the Phantom Stock Plan for the nine months ended September 30, 2013, and 2012, was $11,000 and $26,000, respectively.

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

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$55	$(5)	$631
Total available-for-sale securities	$581	$55	$(5)	$631

Held-to-maturity securities
U.S. Treasury securities	$10,997	$3	$—	$11,000
Corporate and industrial
revenue bonds	35,034	5,804	—	40,838
Certificates of deposit	8,373	15	—	8,388
Collateralized mortgage obligations	715	36	—	751
Total held-to-maturity securities	$55,119	$5,858	$—	$60,977

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$40	$—	$621
Total available-for-sale securities	$581	$40	$—	$621

Held-to-maturity securities
U.S. Treasury securities	$13,691	$2	$—	$13,693
Corporate and industrial
revenue bonds	35,656	7,481	—	43,137
Certificates of deposit	9,041	4	—	9,045
Collateralized mortgage obligations	1,180	53	—	1,233
Total held-to-maturity securities	$59,568	$7,540	$—	$67,108

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$—	$—	$4,277
Banker's Bank stock	183	—	—	183
Total non-marketable securities	$4,460	$—	$—	$4,460

At September 30, 2013 and December 31, 2012, securities with an amortized cost of $11.3 million and $12.6 million, respectively, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$19,370	$19,388
From 1 to 5 years	440	462
From 5 to 10 years	8,339	9,401
Over 10 years	26,970	31,726
	$55,119	$60,977

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

As of September 30, 2013 management determined that there were no securities other-than-temporarily impaired. During the year ended December 31, 2012, management deemed that three equity securities issued by one company in the financial industry had other-than-temporary impairment and a write down was recorded in the amount of $37,000. Management evaluated these securities according to the Company's OTTI policy and determined the declines in value to be other-than-temporary.

The following table presents the fair value of investments with continuous unrealized losses as of September 30, 2013:

	September 30, 2013
	Less Than Twelve Months		Twelve Months and Over		Total
	(In Thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Marketable equity securities	$212	$(5)	$—	$—	$212	$(5)
Total temporarily impaired securities	$212	$(5)	$—	$—	$212	$(5)

There were no continuous unrealized losses as of December 31, 2012.

U.S. Treasury Securities
There were no unrealized losses within the U.S. Treasury securities portfolio at September 30, 2013 and December 31, 2012, respectively. The portfolio ended with an unrealized gain of $3,000 and $2,000 as of September 30, 2013 and December 31, 2012, respectively.

Collateralized Mortgage Obligations (“CMO”)
As of September 30, 2013 and December 31, 2012, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $36,000 and $53,000 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the Company had seven CMO bonds, or nine individual issues, with an aggregate book value of $715,000, there were no bonds with a FICO score less than 650. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2012, the Company had nine CMO bonds, or 12 individual issues, with an aggregate book value of $1.2 million, which included one bond, with a FICO score less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Corporate and Industrial Revenue Bonds
As of September 30, 2013 and December 31, 2012, there were no unrealized losses within the corporate industrial revenue bond category. As of September 30, 2013, the Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $35.0 million. These IRBs have a tax equivalent adjustment based on a tax rate of 41%. The portfolio ended with unrealized gains of $5.8 million and $7.5 million as of September 30, 2013 and December 31, 2012, respectively.

As of December 31, 2012, the Company had six tax-exempt IRBs, with an aggregate book value of $35.7 million. These IRBs have a tax equivalent adjustment based on a tax rate of 41%.

Marketable Equity Securities
Unrealized losses within the marketable equity securities portfolio at September 30, 2013 related to three securities issued by one company in the financial industry.  As of September 30, 2013, all unrealized losses were for less than 12 months. In reviewing these marketable securities for OTTI, it was determined that there was no impairment. Management will continue to conduct, on at least a monthly basis, a review if its investment portfolio to determine if the value of any security has declined below its cost and whether such security is other-than-temporarily impaired. There were no unrealized losses within the marketable equity securities portfolio at December 31, 2012.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of September 30, 2013 and December 31, 2012, the Company’s investment in FHLB stock totaled $3.9 million and $4.3 million, or 39,141 and 42,765 shares, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of September 30, 2013 and December 31, 2012, the Company received $12,000, and $22,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess capital stock from its members. On March 11, 2013, the FHLB repurchased $362,000 of FHLB stock, representing 3,624 shares.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2013. The Company will continue to monitor its investment in FHLB stock.

Banker’s Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of September 30, 2013 and December 31, 2012, the Company’s investment in Banker’s Bank totaled $183,000.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	September 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential[1]	$114,042	24.5%	$120,265	25.7%
Home equity	32,342	7.0%	31,731	6.8%
Commercial	186,536	40.1%	189,472	40.4%
Total	332,920	71.6%	341,468	72.9%

Construction-residential	5,192	1.1%	4,334	0.9%
Construction-commercial	34,154	7.3%	35,781	7.6%
Total	39,346	8.4%	40,115	8.5%

Total real estate loans	372,266	80.0%	381,583	81.4%

Consumer loans	2,419	0.6%	2,492	0.6%
Commercial and industrial loans	90,154	19.4%	84,583	18.0%
Total loans	464,839	100.0%	468,658	100.0%

Deferred loan origination costs, net	909		917
Allowance for loan losses	(4,439)		(4,364)
Loans, net	$461,309		$465,211

1 Excludes loans held for sale of $135,000 at September 30, 2013. There were no loans held for sale at December 31, 2012.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses the may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At September 30, 2013 and December 31, 2012, the Company was servicing loans for participating lenders totaling $20.6 million and $19.3 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The unpaid principal balance of mortgages that are serviced for others was $98.0 million and $87.1 million at September 30, 2013 and December 31, 2012, respectively. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of September 30, 2013:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$82,533	$24,825	$172,657	$280,015
Special mention	4,977	5,507	6,878	17,362
Substandard	2,644	3,822	7,001	13,467
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial loans	$90,154	$34,154	$186,536	$310,844

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$111,645	$5,192		$116,837
Substandard (accruing)	245	—		245
Substandard (nonaccrual)	2,152	—		2,152
Total residential loans	$114,042	$5,192		$119,234

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,396	$32,061		$34,457
Substandard (accruing)	—	50		50
Nonperforming (nonaccrual)	23	231		254
Total consumer loans	$2,419	$32,342		$34,761

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2012:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$75,656	$23,214	$178,337	$277,207
Special mention	8,006	8,164	7,529	23,699
Substandard	874	4,403	3,606	8,883
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$84,583	$35,781	$189,472	$309,836

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$117,612	$4,003		$121,615
Substandard (accruing)	66	—		66
Substandard (nonaccrual)	2,587	331		2,918
Total residential loans	$120,265	$4,334		$124,599

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,468	$31,635		$34,103
Nonperforming (nonaccrual)	24	96		120
Total consumer loans	$2,492	$31,731		$34,223

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

During the nine months ended September 30, 2013 the Company modified the allowance methodology related to the qualitative factors. No quantitative factors were changed in the modification. The charge off trends are a separate factor in the allowance methodology and are no longer included in the qualitative factors. In addition, the Company reviews the dollar amount of total delinquencies and adjusts for the amounts and trends in the 30-89 day category. The amount over 90 day delinquencies is then compared to the charge-off history. Trends in volume are analyzed to determine any significant changes and the risk associated with each sector and trend. These changes resulted in a reallocation of the allowance and did not have a material effect on the allowance for loan losses.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended September 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2013	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336
Provision for (reduction of) loan losses	113	23	39	43	(15)	13	(4)	212
Recoveries	—	—	2	—	1	3	—	6
Loans charged off	(52)	—	—	—	(47)	(16)	—	(115)
Balance as of September 30, 2013	$622	$75	$1,962	$416	$1,190	$38	$136	$4,439

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision for (reduction of) loan losses	198	44	(15)	(86)	101	16	12	270
Recoveries	1	—	11	—	37	11	—	60
Loans charged off	(113)	(62)	—	—	(47)	(33)	—	(255)
Balance as of September 30, 2013	$622	$75	$1,962	$416	$1,190	$38	$136	$4,439

Allowance for loan losses ending balance
Collectively evaluated for impairment	$391	$75	$1,858	$416	$1,134	$38	$122	$4,034
Individually evaluated for impairment	231	—	104	—	56	—	14	405
	$622	$75	$1,962	$416	$1,190	$38	$136	$4,439

Total loans ending balance
Collectively evaluated for impairment	$111,645	$5,192	$180,396	$30,331	$88,587	$2,419	$32,061	$450,631
Individually evaluated for impairment	2,397	—	6,140	3,823	1,567	—	281	14,208
	$114,042	$5,192	$186,536	$34,154	$90,154	$2,419	$32,342	$464,839

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision for (reduction of) loan losses	84	4	140	(24)	158	52	28	442
Recoveries	1	—	—	—	4	19	—	24
Loans charged off	(98)	—	(65)	—	(406)	(74)	(35)	(678)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Allowance for loan losses ending balance
Collectively evaluated for impairment	$353	$62	$1,919	$502	$1,099	$44	$124	$4,103
Individually evaluated for impairment	183	31	47	—	—	—	—	261
	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Total loans ending balance
Collectively evaluated for impairment	$117,611	$4,003	$186,293	$31,378	$83,917	$2,492	$31,635	$457,329
Individually evaluated for impairment	2,654	331	3,179	4,403	666	—	96	11,329
	$120,265	$4,334	$189,472	$35,781	$84,583	$2,492	$31,731	$468,658

The following table presents the allowance for loan losses and select loan information as of and for three months ended September 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2012	$369	$94	$1,852	$589	$1,352	$46	$180	$4,482
Provision for (reduction of) loan losses	54	3	134	(39)	52	10	(45)	169
Recoveries	—	—	—	—	2	3	—	5
Loans charged off	—	—	(65)	—	(177)	(13)	—	(255)
Balance as of September 30, 2012	$423	$97	$1,921	$550	$1,229	$46	$135	$4,401

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
(Reduction of) provision for loan losses	(47)	8	95	24	109	47	4	240
Recoveries	1	—	—	—	2	13	—	16
Loans charged off	(80)	—	(65)	—	(225)	(61)	—	(431)
Balance as of September 30, 2012	$423	$97	$1,921	$550	$1,229	$46	$135	$4,401

Allowance for loan losses ending balance
Collectively evaluated for impairment	$325	$82	$1,874	$550	$1,107	$46	$122	$4,106
Individually evaluated for impairment	98	15	47	—	122	—	13	295
	$423	$97	$1,921	$550	$1,229	$46	$135	$4,401
Total loans ending balance
Collectively evaluated for impairment	$120,340	$5,199	$181,954	$34,369	$84,514	$2,598	$31,370	$460,344
Individually evaluated for impairment	1,684	331	3,701	4,490	1,167	—	223	11,596
	$122,024	$5,530	$185,655	$38,859	$85,681	$2,598	$31,593	$471,940

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended September 30, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,259	$1,259	$1,409	$—	$19
Residential construction	—	—	—	—	—
Commercial real estate	5,601	5,915	3,897	—	64
Commercial construction	3,823	3,823	4,016	—	46
Commercial and industrial	1,234	1,504	922	—	14
Consumer	—	—	—	—	—
Home equity	118	118	142	—	2
Total	$12,035	$12,619	$10,386	$—	$145

Impaired loans with a valuation allowance:
Residential real estate	$1,138	$1,138	$1,006	$231	$11
Residential construction	—	—	110	—	—
Commercial real estate	539	604	475	104	11
Commercial construction	—	—	—	—	—
Commercial and industrial	333	333	183	56	2
Consumer	—	—	—	—	—
Home equity	163	163	125	14	—
Total	$2,173	$2,238	$1,899	$405	$24

Total impaired loans:
Residential real estate	$2,397	$2,397	$2,415	$231	$30
Residential construction	—	—	110	—	—
Commercial real estate	6,140	6,519	4,372	104	75
Commercial construction	3,823	3,823	4,016	—	46
Commercial and industrial	1,567	1,837	1,105	56	16
Consumer	—	—	—	—	—
Home equity	281	281	267	14	2
Total	$14,208	$14,857	$12,285	$405	$169

The following table presents a summary of information pertaining to impaired loans by segment as of and for the nine months ended September 30, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,259	$1,259	$1,434	$—	$39
Residential construction	—	—	—	—	—
Commercial real estate	5,601	5,915	3,632	—	172
Commercial construction	3,823	3,823	4,113	—	147
Commercial and industrial	1,234	1,504	858	—	28
Consumer	—	—	—	—	—
Home equity	118	118	131	—	4
Total	$12,035	$12,619	$10,168	$—	$390

Impaired loans with a valuation allowance:
Residential real estate	$1,138	$1,138	$1,040	$231	$21
Residential construction	—	—	165	—	—
Commercial real estate	539	604	442	104	20
Commercial construction	—	—	—	—	—
Commercial and industrial	333	333	137	56	2
Consumer	—	—	—	—	—
Home equity	163	163	94	14	1
Total	$2,173	$2,238	$1,878	$405	$44

Total impaired loans:
Residential real estate	$2,397	$2,397	$2,474	$231	$60
Residential construction	—	—	165	—	—
Commercial real estate	6,140	6,519	4,074	104	192
Commercial construction	3,823	3,823	4,113	—	147
Commercial and industrial	1,567	1,837	995	56	30
Consumer	—	—	—	—	—
Home equity	281	281	225	14	5
Total	$14,208	$14,857	$12,046	$405	$434

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,512	$1,512	$1,228	$—	$53
Residential construction	—	—	—	—	—
Commercial real estate	2,835	3,225	3,410	—	141
Commercial construction	4,403	4,403	2,691	—	131
Commercial and industrial	666	891	723	—	25
Consumer	—	—	—	—	—
Home equity	96	96	217	—	5
Total	$9,512	$10,127	$8,269	$—	$355

Impaired loans with a valuation allowance:
Residential real estate	$1,142	$1,142	$722	$183	$48
Residential construction	331	331	265	31	—
Commercial real estate	344	344	422	47	20
Commercial construction	—	—	43	—	—
Commercial and industrial	—	—	623	—	—
Consumer	—	—	—	—	—
Home equity	—	—	34	—	—
Total	$1,817	$1,817	$2,109	$261	$68

Total impaired loans:
Residential real estate	$2,654	$2,654	$1,950	$183	$101
Residential construction	331	331	265	31	—
Commercial real estate	3,179	3,569	3,832	47	161
Commercial construction	4,403	4,403	2,734	—	131
Commercial and industrial	666	891	1,346	—	25
Consumer	—	—	—	—	—
Home equity	96	96	251	—	5
Total	$11,329	$11,944	$10,378	$261	$423

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended September 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,050	$1,050	$967	$—	$11
Residential construction	—	—	—	—	—
Commercial real estate	3,356	3,756	3,402	—	41
Commercial construction	4,490	4,490	4,419	—	53
Commercial and industrial	871	871	889	—	9
Consumer	—	—	—	—	—
Home equity	188	188	205	—	1
Total	$9,955	$10,355	$9,882	$—	$115

Impaired loans with a valuation allowance:
Residential real estate	$634	$634	$502	$98	$6
Residential construction	331	331	331	15	—
Commercial real estate	345	345	470	47	5
Commercial construction	—	—	—	—	—
Commercial and industrial	296	296	582	122	—
Consumer	—	—	—	—	—
Home equity	35	35	51	13	—
Total	$1,641	$1,641	$1,936	$295	$11

Total impaired loans:
Residential real estate	$1,684	$1,684	$1,469	$98	$17
Residential construction	331	331	331	15	—
Commercial real estate	3,701	4,101	3,872	47	46
Commercial construction	4,490	4,490	4,419	—	53
Commercial and industrial	1,167	1,167	1,471	122	9
Consumer	—	—	—	—	—
Home equity	223	223	256	13	1
Total	$11,596	$11,996	$11,818	$295	$126

The following table presents a summary of information pertaining to impaired loans by segment as of and for the nine months ended September 30, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,050	$1,050	$1,157	$—	$29
Residential construction	—	—	—	—	—
Commercial real estate	3,356	3,756	3,555	—	146
Commercial construction	4,490	4,490	2,263	—	114
Commercial and industrial	871	871	737	—	31
Consumer	—	—	—	—	—
Home equity	188	188	247	—	3
Total	$9,955	$10,355	$7,959	$—	$323

Impaired loans with a valuation allowance:
Residential real estate	$634	$634	$617	$98	$16
Residential construction	331	331	248	15	—
Commercial real estate	345	345	441	47	17
Commercial construction	—	—	54	—	—
Commercial and industrial	296	296	779	122	1
Consumer	—	—	—	—	—
Home equity	35	35	43	13	—
Total	$1,641	$1,641	$2,182	$295	$34

Total impaired loans:
Residential real estate	$1,684	$1,684	$1,774	$98	$45
Residential construction	331	331	248	15	—
Commercial real estate	3,701	4,101	3,996	47	163
Commercial construction	4,490	4,490	2,317	—	114
Commercial and industrial	1,167	1,167	1,516	122	32
Consumer	—	—	—	—	—
Home equity	223	223	290	13	3
Total	$11,596	$11,996	$10,141	$295	$357

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

The following table presents an aging analysis of past due loans as of September 30, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,673	$77	$740	$3,490	$110,552	$114,042	$2,152
Residential construction	—	—	—	—	5,192	5,192	—
Commercial real estate	3,093	200	—	3,293	183,243	186,536	3,364
Commercial construction	—	—	—	—	34,154	34,154	—
Commercial and industrial	293	90	959	1,342	88,812	90,154	1,417
Consumer	13	12	3	28	2,391	2,419	23
Home equity	117	15	172	304	32,038	32,342	231
Total	$6,189	$394	$1,874	$8,457	$456,382	$464,839	$7,187

The following table presents an aging analysis of past due loans as of December 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,568	$160	$1,575	$4,303	$115,962	$120,265	$2,587
Residential construction	—	—	331	331	4,003	4,334	331
Commercial real estate	526	293	609	1,428	188,044	189,472	902
Commercial construction	—	—	—	—	35,781	35,781	—
Commercial and industrial	491	61	47	599	83,984	84,583	47
Consumer	57	—	1	58	2,434	2,492	24
Home equity	128	18	60	206	31,525	31,731	96
Total	$3,770	$532	$2,623	$6,925	$461,733	$468,658	$3,987

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

During the nine months ended September 30, 2013 and 2012, the Company had no TDRs that had been modified within the previous twelve month periods that had subsequently defaulted. TDR loans are considered defaulted at 90 days past due.

At September 30, 2013 and December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

The following tables are a summary of accruing and non-accruing TDR loans modified as TDRs by segment at the dates indicated:

For the Nine Months Ended September 30, 2013	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	1	249	249	249
Commercial construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	1	$249	$249	$249

During the nine months ended September 30, 2013, the Company had one TDR totaling $249,000 entered into with a borrower who was experiencing financial difficulty. There were no TDRs recorded during the three months ended September 30, 2013. The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. At September 30, 2013, the specific reserve related to the TDR was $12,000. The modification granted did not result in a reduction of the recorded investment. TDRs granted in 2013 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. At September 30, 2013, the Company had one troubled debt restructuring totaling $249,000 included in nonperforming loans. The one restructured loan continues to be reported on nonaccrual but has been performing as modified. For the three months ended September 30, 2013, interest income recorded from the restructured loan amounted to approximately $3,000. For the nine months ended September 30, 2013, interest income recorded from the restructured loan amounted to approximately $11,000.

For the Three Months Ended September 30, 2012	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	1	264	204	204
Commercial construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	1	$264	$204	$204

During the three months ended September 30, 2012, the Company had one TDR totaling $204,000 entered into with borrowers who were experiencing financial difficulty. For the three months ended September 30, 2012, the interest income recorded from the restructured loans amounted to approximately $8,000. The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances in excess of collateral values if sufficient borrower cash flow cannot be identified. The modifications granted did not result in a reduction of the recorded investment. TDRs granted in 2012 were primarily the result of concessions to reduce the interest rate or extension of the maturity date.

For the Nine Months Ended September 30, 2012	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$126
Residential construction	—	—	—	—
Commercial real estate	2	412	449	448
Commercial construction	—	—	—	—
Commercial and industrial	2	212	212	207
Consumer	1	27	27	24
Home equity	1	38	38	37
Total	7	$807	$853	$842

During the nine months ended September 30, 2012, the Company had seven TDRs totaling $853,000 entered into with borrowers who were experiencing financial difficulty. At September 30, 2012, the Company had six TDRs totaling $740,000 included in nonperforming loans. The six restructured loans continue to be reported on nonaccrual but have been performing as modified. For the nine months ended September 30, 2012, the interest income recorded from the restructured loans amounted to approximately $18,000. At September 30, 2012, the specific reserves related to TDRs granted in 2012 was $125,000.

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

OREO. Real estate acquired through foreclosure is recorded at fair value. The fair value of OREO is based on property appraisals and an analysis of similar properties currently available. As such, the Company records OREO as nonrecurring Level 2.

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

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premise and equipment, and OREO. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Assets that were measured at fair value as of September 30, 2013 and December 31, 2012 on a recurring basis are summarized below:

	Fair Value Measurements Using
	September 30, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$631	$631	$—	$—

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$621	$621	$—	$—

Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements Using
	September 30, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,768	$—	$—	$1,768
OREO	501	—	501	—
Loans held for sale	135	—	135	—

	Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,556	$—	$—	$1,556
OREO	572	—	572	—
Mortgage servicing rights	147	—	147	—

Impaired loans are presented net of their related specific reserve of $405,000 and $261,000 as of September 30, 2013 and December 31, 2012, respectively.

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

		Fair Value Measurements Using
	Carrying Amount at September 30, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$53,591	$53,591	$—	$—
Available-for-sale securities	631	631	—	—
Held-to-maturity securities	55,119	—	60,977	—
FHLB stock	3,914	—	3,914	—

Residential real estate	113,420	—	—	110,242
Residential construction	5,117	—	—	5,077
Commercial real estate	184,574	—	—	183,873
Commercial construction	33,738	—	—	30,655
Commercial and industrial	88,964	—	—	87,541
Consumer	2,381	—	—	2,477
Home equity	32,206	—	—	32,306
Net loans	460,400	—	—	452,171

Loans held for sale	135	—	135	—
Accrued interest and dividends receivable	1,613	—	1,613	—
Mortgage servicing rights	422	—	789	—

Financial liabilities:
Deposits	$484,514	$—	$475,849	$—
Securities sold under agreements to repurchase	1,793	—	1,793	—
Advances from FHLB	26,348	—	27,107	—
Accrued interest payable	51	—	51	—

		Fair Value Measurements Using
	Carrying Amount at December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$39,608	$41,494	$—	$—
Available-for-sale securities	621	590	—	—
Held-to-maturity securities	59,568	—	69,834	—
FHLB stock	4,277	—	4,277	—

Residential real estate	119,729	—	—	115,593
Residential construction	4,241	—	—	4,217
Commercial real estate	187,506	—	—	185,687
Commercial construction	35,279	—	—	35,708
Commercial and industrial	83,484	—	—	83,670
Consumer	2,448	—	—	2,649
Home equity	31,607	—	—	31,832
Net loans	464,294	—	—	459,356

Accrued interest and dividends receivable	1,567	—	1,567	—
Mortgage servicing rights	368	—	444	—

Financial liabilities:
Deposits	$466,177	$—	$468,966	$—
Securities sold under agreements to repurchase	9,763	—	9,763	—
Advances from FHLB	33,332	—	35,105	—
Accrued interest payable	60	—	60	—

9.      Other Comprehensive Income

As of the balance sheet dates, accumulated other comprehensive income was entirely comprised of net unrealized gains on available-for-sale investment securities. The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the dates indicated:

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$14	$(22)
Current-period change	19	4
Ending balance	$33	$(18)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$26	$(3)
Current-period change	7	(15)
Ending balance	$33	$(18)

There were no sales of available-for-sale securities during 2013 or 2012.

10.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. During the three months ended September 30, 2013, the Company repurchased 13,700 shares of Company stock, at an average price per share of $17.60. As of September 30, 2013, a total of 235,646 shares may yet be repurchased under the current stock repurchase program. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. On October 25, 2013, the Company announced a quarterly cash dividend of $0.05 per share of its common stock to stockholders of record as of the close of business on November 8, 2013, payable on or about November 20, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At September 30, 2013, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in western Massachusetts.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased $4.9 million, or 0.8%, from $600.0 million at December 31, 2012 to $604.9 million at September 30, 2013. The increase in total assets was primarily due to the increase in cash and cash equivalents of $14.0 million, or 35.3%. The increase was partially offset by a decrease of $3.9 million, or 0.8% in net loans from $465.2 million, or 77.5% of total assets at December 31, 2012, to $461.3 million, or 76.2% of total assets at September 30, 2013 and a decrease in held-to-maturity securities of $4.4 million, or 7.5%, to $55.1 million at September 30, 2013.

The significant components of the $3.9 million, or 0.8%, decrease in net loans was a $6.2 million, or 5.2%, decrease in one-to-four-family residential real estate loans, a $769,000, or 1.9%, decrease in construction loans and a decrease of $2.9 million, or 1.5%, in commercial real estate loans. These decreases were partially offset by an increase in commercial and industrial loans of $5.6 million, or 6.6%. The decrease in one-to-four-family residential real estate loans was primarily due to prepayments and refinancing activity attributed to the historically low interest rates. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. During the first nine months of 2013, the Company sold $24.1 million in low coupon residential real estate loans and currently services $98.0 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $4.4 million, or 7.4%, to $55.8 million at September 30, 2013 from $60.2 million at December 31, 2012. The decrease in investments was primarily due to a $2.7 million, or 19.6%, decrease in U.S. Treasuries, a $668,000, or 7.3% decrease in certificates of deposit, a decrease of tax-exempt industrial revenue bonds of $622,000, or 1.7%, and a decrease in CMOs of $465,000, or 39.4%.

Total deposits increased $18.3 million, or 3.9%, from $466.2 million at December 31, 2012 to $484.5 million at September 30, 2013. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $32.4 million, or 11.2%, from $288.7 million at December 31, 2012 to $321.1 million at September 30, 2013. Demand deposits decreased $27.4 million, or 36.4%, to $102.8 million, money market accounts decreased $52,000, or 0.04%, to $127.7 million, NOW accounts increased $3.2 million, or 8.8%, to $39.9 million, and savings accounts increased $1.8 million, or 3.7%, to $50.7 million. Certificates of deposit decreased $14.1 million, or 7.9%, from $177.4 million at December 31, 2012 to $163.4 million at September 30, 2013. The increase of 11.2% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Stockholders' equity was $91.3 million, or 15.1% of total assets, at September 30, 2013 compared to $90.0 million, or 15.0% of total assets, at December 31, 2012. The Company's stockholders' equity increased primarily as a result of $1.9 million in net income, an increase of $227,000, or 5.9%, related to stock-based compensation and an increase of $250,000, or 8.2%, in additional paid-in-capital, partially offset by the $814,000 cash dividends paid during the nine months ended September 30, 2013. The Company's book value per share increased $0.29, or 1.8%, from $16.57 at December 31, 2012 to $16.86 at September 30, 2013.

Allowance for Loan Losses

	At or for the Nine Months Ended September 30,
	2013	2012
	(Dollars In Thousands)
Allowance for loan losses at December 31	$4,364	$4,576

Charged-off loans:
Residential real estate	(113)	(80)
Residential construction	(62)	—
Commercial real estate	—	(65)
Commercial construction	—	—
Commercial and industrial	(47)	(225)
Home equity	—	—
Consumer	(33)	(61)
Total charged-off loans	(255)	(431)

Recoveries on loans previously charged-off:
Residential real estate	1	1
Residential construction	—	—
Commercial real estate	11	—
Commercial construction	—	—
Commercial and industrial	37	2
Home equity	—	—
Consumer	11	13
Total recoveries	60	16
Net loan charge-offs	(195)	(415)
Provision for loan losses	270	240
Allowance for loan losses, end of period	$4,439	$4,401

Ratios:
Net loan charge-offs to total average loans	0.04%	0.09%
Allowance for loan losses to total loans (1)	0.95%	0.93%
Allowance for loan losses to nonperforming loans (2)	61.76%	124.78%
Recoveries to charge-offs	23.53%	3.71%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At September 30, 2013, the Company had one troubled debt restructuring totaling $249,000 included in nonperforming loans. The one restructured loan continues to be reported on nonaccrual but has been performing as modified. At September 30, 2012, the Company had six TDRs totaling $740,000 included in nonperforming loans. The six restructured loans continue to be reported on nonaccrual but have been performing as modified.

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

At September 30, 2013, the allowance for loan losses represented 0.95% of total loans and 61.76% of nonperforming loans. The allowance for loan losses increased $75,000, or 1.7%, from $4.4 million at December 31, 2012 to $4.4 million at September 30, 2013, due to a provision for loan losses of $270,000 offset by net charge-offs of $195,000. The provision for loan losses was $270,000 for the nine months ended September 30, 2013 compared to a provision of $240,000 for the nine months ended September 30, 2012, an increase of $30,000. Non-performing loans increased $3.7 million, or 103.8%, from $3.5 million, or 0.75% of total loans, at September 30, 2012, to $7.2 million, or 1.55% of total loans, at September 30, 2013. Total non-performing assets increased $3.6 million, or 89.1%, from $4.1 million, or 0.67% of total assets, at September 30, 2012 to $7.7 million, or 1.27% of total assets, at September 30, 2013. The allowance for loan losses as a percentage of total loans increased from 0.93% at September 30, 2012 to 0.95% at September 30, 2013 and the allowance for loan losses as a percentage of non-performing loans decreased from 124.78% at September 30, 2012 to 61.76% at September 30, 2013.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and OREO at the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$2,152	$2,587
Residential construction	—	331
Commercial real estate	3,364	902
Commercial construction	—	—
Commercial and industrial	1,417	47
Home equity	231	96
Consumer	23	24
Total nonaccrual loans	7,187	3,987
OREO	501	572
Total nonperforming assets	$7,688	$4,559

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.55%	0.85%

Total nonperforming assets as a percentage of total assets (2)	1.27%	0.76%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At September 30, 2013, there were no loans that were over 90 days delinquent and still accruing interest.

As of September 30, 2013, nonperforming loans increased $3.2 million, or 80.3%, to $7.2 million compared to $4.0 million as of December 31, 2012. The increase in nonperforming loans is primarily due to the increase of $1.4 million, in nonperforming commercial and industrial loans, a $2.5 million, or 272.9%, increase in nonperforming commercial real estate loans, a $135,000, or 140.6%, increase in nonperforming home equity loans and a $1,000, or 4.2%, increase in nonperforming consumer loans. These increases were partially offset by a decrease of $435,000, or 16.8%, in residential real estate loans and a $331,000, or 100.0%, decrease in nonperforming construction loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms. The current level of non-performing loans is concentrated with one commercial relationship in the amount of $3.0 million. At September 30, 2013, the relationship was 30 days delinquent, placed on non-accrual and classified as impaired. Based on the current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. The $3.0 million non-performing loan is secured by all assets of the borrower, including commercial real estate. Management will continue to proactively manage the credit to protect the collateral and minimize the risk to the Company.

The following loan segments were not accruing interest as of September 30, 2013: 19 residential real estate loans with an outstanding balance of $2.2 million, seven commercial real estate loans with an outstanding balance of $3.4 million, 24 commercial and industrial loans with an outstanding balance of $1.4 million, three consumer loans with an outstanding balance of $23,000 and three home equity loans with an outstanding balance of $231,000.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)
Demand deposits	$102,818	21.2%	$75,407	61.1%
NOW accounts	39,932	8.2%	36,711	7.9%
Savings accounts	50,696	10.5%	48,882	10.5%
Money market deposit accounts	127,678	26.4%	127,730	27.4%
Total transaction accounts	321,124	66.3%	288,730	61.9%
Certificates of deposit	163,390	33.7%	177,447	38.1%
Total deposits	$484,514	100.0%	$466,177	100.0%

Total deposits increased $18.3 million, or 3.9%, from $466.2 million at December 31, 2012 to $484.5 million at September 30, 2013. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $32.4 million, or 11.2%, from $288.7 million at December 31, 2012 to $321.1 million at September 30, 2013. Demand deposits decreased $27.4 million, or 36.4%, to $102.8 million, money market accounts decreased $52,000, or 0.04%, to $127.7 million, NOW accounts increased $3.2 million, or 8.8%, to $39.9 million, and savings accounts increased $1.8 million, or 3.7%, to $50.7 million. Certificates of deposit decreased $14.1 million, or 7.9%, from $177.4 million at December 31, 2012 to $163.4 million at September 30, 2013. The increase of 11.2% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Borrowings

The following sets forth information concerning the Company's borrowings for the periods indicated:

	September 30, 2013	December 31, 2012
	(In Thousands)
Maximum amount of borrowings outstanding at any month-end during the period:
FHLB advances	$32,561	$58,308
Securities sold under agreements to repurchase	15,312	12,982
Average borrowings outstanding during the period:
FHLB advances	$29,460	$46,907
Securities sold under agreements to repurchase	9,684	9,027
Weighted average interest rate during the period:
FHLB advances	2.44%	2.56%
Securities sold under agreements to repurchase	0.12%	0.14%
Balance outstanding at end of period:
FHLB advances	$26,348	$33,332
Securities sold under agreements to repurchase	1,793	9,763
Weighted average interest rate at end of period:
FHLB advances	2.42%	2.39%
Securities sold under agreements to repurchase	0.05%	0.12%

The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances decreased $7.0 million, or 21.0%, from $33.3 million at December 31, 2012 to $26.3 million at September 30, 2013 due to payments on long-term advances of $7.0 million. Securities sold under agreements to repurchase decreased $8.0 million, or 81.6%, to $1.8 million at September 30, 2013 due do this product no longer being offered.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General

The Company reported pre-tax income of $688,000 for the three months ended September 30, 2013, compared to $816,000 for the three months ended September 30, 2012. Net income after taxes for the three months ended September 30, 2013 was $573,000, or $0.11 earnings per share, as compared to $623,000, or $0.12 earnings per share, for the three months ended September 30, 2012. The $50,000, or 8.0%, decrease in net income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, was primarily due to the increase in non-interest expense of $143,000, or 3.3%, a decrease in net interest income of $86,000, or 1.8%, and an increase in the provision for loan losses of $43,000, or 25.4%, partially offset by the $144,000, or 23.2%, increase in non-interest income and a decrease of $78,000, or 40.4%, in income tax expense.

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

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$67,593	$691	4.06%	$65,681	$695	4.21%
Loans:
Residential real estate loans	139,412	1,487	4.23%	148,118	1,752	4.71%
Commercial real estate loans	197,082	2,501	5.03%	198,414	2,675	5.36%
Consumer loans	34,401	328	3.78%	33,818	340	4.00%
Commercial and industrial loans	91,157	956	4.16%	84,262	893	4.22%
Loans, net (2)	462,052	5,272	4.53%	464,612	5,660	4.85%
Other	21,798	14	0.25%	23,587	15	0.25%
Total interest-earning assets	551,443	5,977	4.30%	553,880	6,370	4.58%
Noninterest-earning assets	37,965			42,122
Total assets	$589,408			$596,002
Interest-bearing liabilities:
Deposits:
Money market accounts	$127,065	$100	0.31%	$116,318	$93	0.32%
Savings accounts (3)	50,174	13	0.10%	49,185	13	0.11%
NOW accounts	40,109	90	0.89%	33,411	93	1.11%
Certificates of deposit	168,253	696	1.64%	193,539	908	1.87%
Total interest-bearing deposits	385,601	899	0.92%	392,453	1,107	1.12%
FHLB advances	27,153	168	2.45%	41,285	264	2.54%
Securities sold under agreement to repurchase	8,155	2	0.10%	7,182	2	0.11%
Total interest-bearing borrowings	35,308	170	1.91%	48,467	266	2.18%
Total interest-bearing liabilities	420,909	1,069	1.01%	440,920	1,373	1.24%
Demand deposits	76,059			65,208
Other noninterest-bearing liabilities	861			541
Total liabilities	497,829			506,669
Total stockholders' equity	91,579			89,333
Total liabilities and stockholders' equity	$589,408			$596,002
Net interest-earning assets	$130,534			$112,960

Tax equivalent net interest income/
interest rate spread (4)		4,908	3.29%		4,997	3.34%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.53%			3.59%
Ratio of interest-earning assets
to interest-bearing liabilities			131.01%			125.62%
Less: tax equivalent adjustment (1)		(267)			(270)
Net interest income as reported on income statement		$4,641			$4,727

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

	Three Months Ended September 30, 2013 compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$65	$(69)	$(4)
Loans:
Residential real estate loans	(98)	(167)	(265)
Commercial real estate loans	(17)	(157)	(174)
Consumer loans	6	(18)	(12)
Commercial and industrial loans	75	(12)	63
Total loans	(34)	(354)	(388)
Other	(1)	—	(1)
Total interest-earning assets (2)	$30	$(423)	$(393)

Interest-bearing liabilities:
Deposits:
Money market accounts	$9	$(2)	$7
Savings accounts (2)	—	—	—
NOW accounts	17	(20)	(3)
Certificates of deposit	(110)	(102)	(212)
Total interest-bearing deposits	(84)	(124)	(208)
FHLB advances	(87)	(9)	(96)
Securities sold under agreement to repurchase	—	—	—
Total interest-bearing borrowings	(87)	(9)	(96)
Total interest-bearing liabilities	(171)	(133)	(304)
Increase in net interest income (3)	$201	$(290)	$(89)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, decreased $89,000, or 1.8%, to $4.9 million for the three months ended September 30, 2013, mainly driven by the decreasing interest rate environment. Net interest margin, on a tax equivalent basis, decreased six basis points from 3.59% for the three months ended September 30, 2012 to 3.53% for the three months ended September 30, 2013.

Interest and dividend income, on a tax equivalent basis, decreased $393,000, or 6.2%, to $6.0 million for the three months ended September 30, 2013. Average interest-earning assets decreased $2.4 million, or 0.4%, from $553.9 million at September 30, 2012 to $551.4 million at September 30, 2013. Average loans decreased $2.6 million, or 0.6%, primarily due to the decrease in average residential real estate loans of $8.7 million, or 5.9%, partially offset by the strong commercial real estate and commercial and industrial loan originations.

Average investment securities increased $1.9 million, or 2.9%, for the period due to the purchase of certificates of deposit. Other interest earning assets, consisting of overnight fed funds, decreased $1.8 million, or 7.6%. The tax equivalent yield on average interest-earning assets decreased 28 basis point to 4.30% for the three months ended September 30, 2013, primarily as a result of lower market rates of interest.

Total interest expense decreased $304,000, or 22.1%, to $1.1 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012, due to the $208,000, or 18.8%, decrease in deposit costs and a decrease in cost of borrowings of $96,000, or 36.1%. Average interest-bearing liabilities decreased $20.0 million, or 4.5%, to $420.9 million for the three months ended September 30, 2013 from $440.9 million for the three months ended September 30, 2012. Rates paid on average interest-bearing liabilities declined 23 basis points from 1.24% for the three months ended September 30, 2012 to 1.01% for the three months ended September 30, 2013. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 23 basis points from 1.87% at September 30, 2012 to 1.64% at September 30, 2013.

Provision for Loan Losses

The provision for loan losses increased $43,000, or 25.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Non-performing loans increased $3.6 million, or 103.1%, from $3.6 million, or 0.75% of total loans, at September 30, 2012, to $7.2 million, or 1.55% of total loans, at September 30, 2013. Total non-performing assets increased $3.6 million, or 88.6%, from $4.1 million, or 0.67% of total assets, at September 30, 2012 to $7.7 million, or 1.27% of total assets, at September 30, 2013. The allowance for loan losses as a percentage of total loans increased from 0.93% at September 30, 2012 to 0.95% at September 30, 2013. The allowance for loan losses as a percentage of non-performing loans decreased from 124.78% at September 30, 2012 to 61.76% at September 30, 2013.

Non-Interest Income

Non-interest income increased $144,000, or 23.2%, from $620,000 for the three months ended September 30, 2012 to $764,000 for the three months ended September 30, 2013. This increase was due to a $74,000, or 11.9%, increase in service charges, fees and commissions, primarily due to seasonal activity in commercial deposit accounts, and a $52,000, or 288.9%, increase in loan sales and servicing, net for the three months ended September 30, 2012 to $70,000, for the three months ended September 30, 2013.These increases were partially offset by a $19,000, or 17.0%, decrease in the net loss on the sale of OREO.

Non-Interest Expenses

Non-interest expense increased $143,000, or 3.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Non-interest expense increased primarily due to the increase in salaries and benefits of $117,000, or 4.8%, an increase in furniture and equipment of $15,000, or 8.4%, an increase in data processing of $31,000, or 10.9%, an increase in professional fees of $23,000, or 16.9%, and an increase in advertising expense of $23,000, or 16.3%. These increases were partially offset by a decrease in FDIC insurance expense of $36,000, or 40.4%, a decrease of $8,000, or 11.4%, in stationery, supplies and postage, and a decrease of $45,000, or 6.9%, in other non-interest expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General

The Company reported pre-tax income of $2.4 million for the nine months ended September 30, 2013, compared to $1.8 million for the nine months ended September 30, 2012. Net income after taxes increased $412,000, or 28.0%, from $1.5 million, or $0.29 earnings per share, for the nine months ended September 30, 2012 to $1.9 million, or $0.37 earnings per share, for the nine months ended September 30, 2013. The 28.0% increase in net income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was primarily due to the $220,000, or 1.6%, decrease in non-interest expense, an increase of $314,000, or 15.1%, in non-interest income, and an increase of $84,000, or 0.6%, in net interest income. These improvements were partially offset by the increase in income tax expense of $176,000, or 58.7%, and an increase in the provision for loan losses of $30,000, or 12.5%.

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

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$66,826	$2,074	4.15%	$69,001	$2,014	3.90%
Loans:
Residential real estate loans	141,268	4,584	4.34%	148,912	5,444	4.88%
Commercial real estate loans	199,547	7,726	5.18%	194,422	7,957	5.47%
Consumer loans	34,096	980	3.84%	33,012	1,016	4.11%
Commercial and industrial loans	86,856	2,790	4.29%	80,507	2,600	4.31%
Loans, net (2)	461,767	16,080	4.66%	456,853	17,017	4.98%
Other	22,722	44	0.26%	33,395	54	0.22%
Total interest-earning assets	551,315	18,198	4.41%	559,249	19,085	4.56%
Noninterest-earning assets	37,311			40,551
Total assets	$588,626			$599,800
Interest-bearing liabilities:
Deposits:
Money market accounts	$121,786	$287	0.32%	$104,030	$261	0.34%
Savings accounts (3)	49,665	38	0.10%	48,497	38	0.10%
NOW accounts	39,186	280	0.96%	30,472	229	1.00%
Certificates of deposit	173,700	2,218	1.71%	201,782	2,852	1.89%
Total interest-bearing deposits	384,337	2,823	0.98%	384,781	3,380	1.17%
FHLB advances	29,460	537	2.44%	51,202	982	2.56%
Securities sold under agreement to repurchase	9,684	9	0.12%	9,283	11	0.16%
Total interest-bearing borrowings	39,144	546	1.86%	60,485	993	2.19%
Total interest-bearing liabilities	423,481	3,369	1.06%	445,266	4,373	1.31%
Demand deposits	73,072			64,220
Other noninterest-bearing liabilities	843			383
Total liabilities	497,396			509,869
Total stockholders' equity	91,230			89,931
Total liabilities and stockholders' equity	$588,626			$599,800
Net interest-earning assets	$127,834			$113,983

Tax equivalent net interest income/
interest rate spread (4)		14,829	3.35%		14,712	3.25%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.60%			3.51%
Ratio of interest-earning assets
to interest-bearing liabilities			130.19%			125.60%
Less: tax equivalent adjustment (1)		(799)			(766)
Net interest income as reported on income statement		$14,030			$13,946

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

	Nine Months Ended September 30, 2013 compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(66)	$126	$60
Loans:
Residential real estate loans	(271)	(589)	(860)
Commercial real estate loans	204	(435)	(231)
Consumer loans	32	(68)	(36)
Commercial and industrial loans	202	(12)	190
Total loans	167	(1,104)	(937)
Other	(19)	9	(10)
Total interest-earning assets (2)	$82	$(969)	$(887)

Interest-bearing liabilities:
Deposits:
Money market accounts	$43	$(17)	$26
Savings accounts (2)	—	—	—
NOW accounts	62	(11)	51
Certificates of deposit	(376)	(258)	(634)
Total interest-bearing deposits	(271)	(286)	(557)
FHLB advances	(400)	(45)	(445)
Securities sold under agreement to repurchase	—	(2)	(2)
Total interest-bearing borrowings	(400)	(47)	(447)
Total interest-bearing liabilities	(671)	(333)	(1,004)
Increase in net interest income (3)	$753	$(636)	$117

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $117,000, or 0.8%, to $14.8 million for the nine months ended September 30, 2013, primarily due to the decrease in the cost of interest bearing liabilities outweighing the decrease in the yield on average interesting-earning assets, and an increase in net interest earning assets. Net interest margin, on a tax equivalent basis, increased nine basis points from 3.51% for the nine months ended September 30, 2012 to 3.60% for the nine months ended September 30, 2013.

Interest and dividend income, on a tax equivalent basis, decreased $887,000, or 4.6%, to $18.2 million for the nine months ended September 30, 2013. Average interest-earning assets decreased $7.9 million, or 1.4%, from $559.2 million at September 30, 2012 to $551.3 million at September 30, 2013. Average loans increased $4.9 million, or 1.1%, primarily due to strong commercial real estate and commercial and industrial loan originations offset by the decrease in residential real estate loans of $7.6 million, or 5.1%.

Average investment securities decreased $2.1 million, or 3.2%, for the period due to maturities of U.S. Treasury securities and pay downs of collateralized mortgage obligations. Other interest earning assets decreased $10.7 million, or 32.0%. The tax equivalent yield on average interest-earning assets decreased 15 basis point to 4.41% for the nine months ended September 30, 2013, primarily as a result of lower market rates of interest.

Total interest expense decreased $1.0 million, or 23.0%, to $3.4 million for the nine months ended September 30, 2013 from $4.4 million for the nine months ended September 30, 2012, due to a $557,000, or 16.5%, decrease in deposit costs and a decrease in cost of borrowings of $447,000 or 45.0%. Average interest-bearing liabilities decreased $21.8 million, or 4.9%, to $423.5 million for the nine months ended September 30, 2013 from $445.3 million for the nine months ended September 30, 2012. Rates paid on average interest-bearing liabilities declined 25 basis points from 1.31% for the nine months ended September 30, 2012 to 1.06% for the nine months ended September 30, 2013. The lower interest rate environment and management’s decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 18 basis points from 1.89% at September 30, 2012 to 1.71% at September 30, 2013.

Provision for Loan Losses

The provision for loan losses increased $30,000, or 12.5%, from $240,000 for the nine months ended September 30, 2012 compared to $270,000 for the nine months ended September 30, 2013. Non-performing loans increased $3.2 million, or 79.7%, from $4.0 million, or 0.85% of total loans, at December 31, 2012 to $7.2 million, or 1.55% of total loans, at September 30, 2013.

Non-Interest Income

Non-interest income increased $314,000, or 15.1%, from $2.1 million for the nine months ended September 30, 2012 to $2.4 million for the nine months ended September 30, 2013. Income from net loan sales and servicing increased $273,000, or 95.5%, and net loss on the sale of OREO decreased $66,000, or 30.0%. These improvements were partially offset by a $10,000, or 3.5%, decrease in income from bank owned life insurance, a $10,000, or 29.4%, decrease in other non-interest income and a decrease of $5,000, or 0.3%, in income from customer service fees and commissions.

Non-Interest Expenses

Non-interest expense decreased $220,000, or 1.6%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Non-interest expense decreased primarily due to the decrease in salaries and benefits of $408,000, or 5.1%, a decrease in FDIC insurance expense of $93,000, or 34.2%, and a decrease in stationery, supplies and postage of $37,000, or 14.9%. These decreases were partially offset by an increase in data processing of $111,000, or 13.6%, an increase in professional fees of $81,000, or 18.1%, an increase in occupancy expense of $77,000, or 6.8%, an increase in furniture and equipment of $4,000, or 0.7%, an increase in advertising expense of $16,000, or 3.6%, and an increase in other non-interest income of $29,000, or 1.4%. The increase in non-interest income includes $141,000 in software conversion expense due to the termination of a contract.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$424	2.49%	$425	2.57%	$1,275	2.55%	$1,248	2.42%
Tax equivalent adjustment (1)	267		270		799		766
Investment securities (tax equivalent basis)	$691	4.06%	$695	4.21%	$2,074	4.15%	$2,014	3.90%

Net interest income (no tax adjustment)	$4,641		$4,727		$14,030		$13,946
Tax equivalent adjustment (1)	267		270		799		766
Net interest income (tax equivalent basis)	$4,908		$4,997		$14,829		$14,712

Interest rate spread (no tax adjustment)		3.10%		3.14%		3.16%		3.07%
Net interest margin (no tax adjustment)		3.34%		3.40%		3.40%		3.33%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, total cash and cash equivalents totaled $48.3 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $419,000 at September 30, 2013. Other liquid assets as of September 30, 2013 included: U.S. Treasury securities and collateralized mortgage obligations, net of pledged securities, totaling $369,000, and certificates of deposit of $8.4 million. At September 30, 2013, the Company had an over collateralized securities pledging position of $9.6 million.

In addition, at September 30, 2013, we had the ability to borrow a total of approximately $56.8 million from the FHLB, subject to pledging requirements. On September 30, 2013, we had $26.3 million of such borrowings outstanding. The Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $52.2 million at September 30, 2013. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of September 30, 2013 totaled $93.2 million, or 57.1%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at September 30, 2013.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2013
Total Capital to Risk Weighted Assets
Company	$94,828	19.3%	$39,392	8.0%	N/A	N/A
Bank	$84,236	17.1%	$39,329	8.0%	$49,161	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$90,366	18.4%	$19,696	4.0%	N/A	N/A
Bank	$79,774	16.2%	$19,664	4.0%	$29,497	6.0%
Tier 1 Capital to Average Assets
Company	$90,366	15.3%	$23,609	4.0%	N/A	N/A
Bank	$79,774	13.6%	$23,524	4.0%	$29,405	5.0%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012
Total Capital to Risk Weighted Assets
Company	$94,030	19.3%	$38,990	8.0%	N/A	N/A
Bank	$84,728	17.4%	$38,932	8.0%	$48,665	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,648	18.4%	$19,495	4.0%	N/A	N/A
Bank	$80,346	16.5%	$19,466	4.0%	$29,199	6.0%
Tier 1 Capital to Average Assets
Company	$89,648	15.0%	$23,839	4.0%	N/A	N/A
Bank	$80,346	13.5%	$23,800	4.0%	$29,749	5.0%

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

On July 25, 2013 the Company declared a cash dividend of $0.05 per share payable on August 21, 2013. No other dividends have been paid from the Company as of September 30, 2013.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2013	December 31, 2012
Commitments to grant loans	$33,698	$18,081
Unfunded commitments for construction loans	26,490	8,831
Unfunded commitments under lines of credit	75,461	76,760
Standby letters of credit	1,371	1,449

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

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.4 million at September 30, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2013 and December 31, 2012 was not significant.

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

The following table reflects changes in estimated net interest income for the Company at September 30, 2013 through September 30, 2014 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	6.6%
Up 400 - 24 months	5.3%
Up 300 - 12 months	7.9%
Up 200 - 12 months	14.1%
Up 100 - 12 months	6.4%
Base	—%
Down 100 - 12 months	(1.1)%

As indicted in the table above, the results of a 100 and 200 basis instantaneous increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 6.4% and 14.1%, respectively. A 300 basis point gradual increase over 12-months is estimated to increase net interest income by 7.9%. A 400 and 500 basis point increase in market interest rates over a

24-month time horizon is estimated to increase net interest income by 5.3% and 6.6% in the first twelve months. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.1%.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2013, the risk factors for the Company have not changed materially from those reported in our 2012 Annual Report on Form 10-K. However, the risks described in our 2012 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the nine months ended September 30, 2013, the Company repurchased 13,700 shares of Company stock for $242,000, at an average price per share of $17.60. The repurchases made in the third quarter of 2013 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	—	$—	22,654	249,346
August 1-31, 2013	13,200	17.60	35,854	236,146
September 1-30, 2013	500	17.50	36,354	235,646
Total	13,700	$17.60
 The Company intends to repurchase its shares under the Seventh Repurchase Program from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for each of the three and nine month periods ended September 30, 2013 and 2012,  (iii) the Consolidated Statement of Comprehensive Income for each of the three and nine month periods ended September 30, 2013 and 2012, (iv) the Consolidated Changes in Stockholders' Equity for each of the nine month periods ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the nine month periods ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: November 8, 2013	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2013		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)