Form 10-K
period 2013-12-31
CHICOPEE BANCORP, INC.
filed 2014-03-14
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ____NO    X

On June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $87,248,261.

The number of shares of Common Stock outstanding as of March 3, 2014 was 5,438,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Stockholders, to be held on May 28, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held approximately 4.89% of the deposits in Hampden County, which was the 8th largest market share out of the 20 banks and thrifts with offices in Hampden County.  This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks.  There are 16 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts.  In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Santander Bank, N.A., Citizens Financial Group, First Niagara Financial Group, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $489.3 million at December 31, 2013 compared to $468.7 million at December 31, 2012, representing 83.3% and 78.1% of total assets, respectively. In its lending activity, the Company originates one-to-four family real estate loans, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not originate loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $187.6 million in fiscal year 2013 and $164.7 million in 2012, including residential mortgage loans sold to the secondary market of $26.3 million and $24.4 million, respectively. Servicing rights are retained on all loans originated and sold into the secondary market.

Residential Real Estate Loans. At December 31, 2013 and 2012, the residential real estate loan portfolio totaled $112.5 million and $120.3 million, or 23.0% and 25.7% of the total loan portfolio, with an average yield of 5.06% and 5.48%, respectively. Residential real estate loans originated totaled $53.0 million and $48.8 million in 2013 and 2012, respectively, including loans sold to the secondary market. Of the residential real estate loans outstanding at December 31, 2013, $98.3 million, or 87.4%, were adjustable rate loans. Total loans serviced for others as of December 31, 2013 and 2012 were $97.6 million and $87.1 million, respectively. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

We offer fixed-rate residential real estate loans secured by one-to-four family residences with terms between 10 and 30 years. Management establishes the loan interest rates based on market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 3.50 percentage points above the one-year constant maturity Treasury index. The maximum amount by which the interest rate on our adjustable-rate mortgage loans may be increased or decreased is generally 2 percentage points per adjustment period and the lifetime interest rate cap is generally 6 percentage points over the initial interest rate of the loan. We also offer adjustable-rate mortgage loans that adjust every three years after an initial three-year fixed period and adjustable-rate mortgage loans that adjust every five years after an initial six-year fixed period. Interest rates and payments on these adjustable-rate loans generally are adjusted to a rate typically equal to 3.50 percentage points above the three- and five-year constant maturity Treasury index.

The largest owner-occupied residential real estate loan was $1.5 million and was performing according to its original terms as of December 31, 2013.

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

Commercial Real Estate Loans.  At December 31, 2013 and 2012, commercial real estate loans totaled $211.2 million and $189.5 million, or 43.1% and 40.4% of the total loan portfolio, with an average yield of 4.64% and 4.97%, respectively. This yield calculation includes commercial construction and residential investment loan balances and interest income. Our commercial real estate and residential investment loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2013, our largest commercial real estate loan was $8.5 million and was secured by a retail building in Uxbridge, Massachusetts. This loan was performing according to the original terms at December 31, 2013.

At December 31, 2013, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $18.9 million and $19.3 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2013, we had eight land loans totaling $358,000.

Construction Loans. At December 31, 2013 and 2012, the Company had $44.6 million and $40.1 million of construction loans outstanding, representing 9.2% and 8.5% of the total loan portfolio, with an average yield of 4.47% and 4.85%, respectively. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2013, our largest outstanding residential construction loan was $1.1 million, of which $530,000 was outstanding. At December 31, 2013, our largest outstanding commercial construction loan was $8.8 million, of which $7.7 million was outstanding for the development of an office building. These loans were performing in accordance with their original terms at December 31, 2013.

Commercial and Industrial Loans.  The Company originated $38.2 million and $41.0 million in commercial and industrial loans in 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had $86.5 million and $84.6 million in commercial and industrial loans, representing 17.7% and 18.0% of the total loan portfolio, with an average yield of 4.23% and 4.31%, respectively. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial and industrial loans.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The collateral securing commercial and industrial loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  See “Loan Underwriting Risks” below.

At December 31, 2013, our largest commercial term loan was a $2.0 million loan secured by real estate located in East Longmeadow, Massachusetts, including all assets of the borrower. The loan was performing according to its original terms at December 31, 2013. Our largest lending exposure was a $14.7 million commercial lending relationship, of which $13.7 million  was outstanding at December 31, 2013. The relationship consists of three separate entities each providing independent cash flow and were secured by the assets of the borrower, including all assets and commercial real estate. The loans were performing in accordance with their original terms at December 31, 2013.

Consumer Loans. The Company originated $8.9 million and $12.9 million of consumer loans in 2013 and 2012, respectively. At December 31, 2013 and 2012, consumer loans outstanding totaled $34.5 million and $34.2 million, or 7.1% and 7.3% of the total loan portfolio, with an average yield of 3.82% and 4.09%, respectively. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles and recreational vehicles and pools and spas and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans with a maximum combined loan to value ratio of 80% and home equity lines of credit with a maximum combined loan to value ratio of 80%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans have fixed interest rates and terms that range from five to twenty years.

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

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2013, our general regulatory limit on loans to one borrower was $17.0 million. At December 31, 2013, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. Our largest lending exposure was a $14.7 million commercial lending relationship, of which $13.7 million  was outstanding at December 31, 2013. The relationship consists of three separate entities each providing independent cash flow and were secured by the assets of the borrower, including all assets and commercial real estate. The loans were performing in accordance with their original terms at December 31, 2013.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We are also required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2013.

At December 31, 2013, our investment portfolio consisted primarily of short-term U.S Treasury securities, investment-grade tax-exempt industrial revenue bonds, certificates of deposit, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2013, $18.2 million, or 4.1% of our total deposits were municipal deposits, consisting of five individual municipalities, with an average life of 14.9 years. At December 31, 2013, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and price the deposit products depending on our needs for funds and rates on borrowings.  Deposit accounts at the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. In addition, as a Massachusetts-chartered savings bank, Chicopee Savings Bank is required to be a member of the Massachusetts Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The combination of FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposits.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger ("LPL"). Through LPL, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by LPL from sales to customers. For the years ended December 31, 2013, 2012 and 2011, we received fees of $320,000, $312,000 and $232,000, respectively, through our relationship with LPL.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2013, CSB Colts had total assets of $37.6 million consisting primarily of tax-exempt industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2013 was $1.5 million. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2013, CSB Investment had total assets of $1.0 million consisting primarily of certificates of deposit, U.S. Treasury securities, collateralized mortgage obligations, and marketable equity securities. CSB Investment’s net income for the year ended December 31, 2013 was $86,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned (“OREO”). At December 31, 2013, Cabot Realty had total assets of $459,000 consisting primarily of cash and cash equivalents of $46,000 and OREO of $407,000. Cabot Realty’s net loss for the year ended December 31, 2013 was $248,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2013 had total assets of $17,000.

Personnel

As of December 31, 2013, we had approximately 115 full-time employees and 24 part-time employees, none of whom is represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is a Massachusetts-chartered savings bank and the wholly-owned subsidiary of Chicopee Bancorp, Inc. (“Chicopee Bancorp”), a Maryland corporation. Chicopee Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Chicopee Bancorp is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.”

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Chicopee Bancorp and Chicopee Savings Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below is a summary of certain material statutory and regulatory requirements that are applicable to Chicopee Savings Bank and Chicopee Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Chicopee Savings Bank and Chicopee Bancorp.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months of that date. The revised capital regulations are effective January 1, 2015.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.
The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act made many other changes in banking regulation. These include authorizing depository institutions, for the first time, to pay interest on business checking accounts, mandating that regulation be issued requiring originators of securitized loans to retain a percentage of the risk for transferred loans and establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds. The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TRUPs CDOs”). Many banking organizations had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs. In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers TRUPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TRUPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company. In addition, the Consumer Financial Protection Bureau has finalized the rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act. The regulations generally require lenders to make a reasonable, good faith determination as to a potential borrower’s ability to repay a residential mortgage loan. The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features and terms deemed to make the loan less risky. The Ability to Repay final rules were effective January 10, 2014.

Many of the provisions of the Dodd-Frank Act were subject to delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period over years. It is therefore difficult to predict at this time what the full impact the new legislation and implementing regulations will have on community banks such as Chicopee Savings Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase operating and compliance costs.
Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered stock savings bank, Chicopee Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Chicopee Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.
Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.
Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from The Company may depend, in part, upon receipt of dividends from Chicopee Savings Bank. The payment of dividends from Chicopee Savings Bank would be restricted by federal law if the payment of such dividends resulted in Chicopee Savings Bank failing to meet regulatory capital requirements.

During 2013, a total of $2.5 million in dividends were declared from the Bank to the Company. The Bank paid the dividends in January 2013. During 2012, a total of $1.6 million in dividends were declared from the Bank to the Company. The Bank paid the dividends in June and December 2012. During 2013 and 2012, a total of $660,000 and $2.0 million, respectively, in dividends were declared from Chicopee Funding Corporation ("CFC") to the Company, respectively. CFC paid the dividends in December 2013 and June and December 2012.

During 2013, a total of $1.0 million in cash dividends was paid to the Company's stockholders. No other dividends have been paid by the Company during 2013. There were no cash dividends paid to the Company's stockholders during 2012.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of the bank’s capital, surplus and undivided profits.
Loans to a Bank’s Insiders. Massachusetts banking laws prohibit any executive officer or director of a savings bank from borrowing or guaranteeing extensions of credit by such savings bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extensions of credit, secured or unsecured, to an officer of the savings bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the savings bank who is not also an officer of the savings bank in an amount permissible under the savings bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.
Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Chicopee Savings Bank’s investment activities. See “-Federal Regulations-Business and Investment Activities”.

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Chicopee Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.
Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “-Federal Regulations-Insurance of Deposit Accounts.”
Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. These requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “-Federal Regulations-Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.
Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Chicopee Savings Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Chicopee Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2013, Chicopee Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.
The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, effective January 1, 2015. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% or greater (unchanged from the current rules).
Transactions with Affiliates. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.
Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Chicopee Savings Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”
Federal Insurance of Deposit Accounts. Deposit accounts in Chicopee Savings Bank are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other risk-based factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.
In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2013, Chicopee Savings Bank paid $41,000 in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.
A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Chicopee Savings Bank. Management cannot predict what insurance assessment rates will be in the future.
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
As a Massachusetts-chartered savings bank, Chicopee Savings Bank is also required to be a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “-Massachusetts Banking Laws and Supervision-Depositors Insurance Fund,” above.
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Chicopee Savings Bank’s latest FDIC CRA rating was “outstanding.”
Massachusetts has its own statutory counterpart to the CRA which is also applicable to Chicopee Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Chicopee Savings Bank’s most recent rating under Massachusetts law was “outstanding.”
Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.
Federal Home Loan Bank System.  Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Chicopee Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2013, Chicopee Savings Bank was in compliance with this requirement with an investment in stock of the FHLB at December 31, 2013 of $3.9 million.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 until the first quarter of 2011. For the years ended December 31, 2013 and 2012, the Company received $15,000, and $22,000 in dividend income from its FHLB stock investment, respectively.

Other Regulations
Some interest and other charges collected or contracted for by Chicopee Savings Bank are subject to state usury laws and federal laws concerning interest rates. Chicopee Savings Bank’s operations are also subject to state and federal laws applicable to credit transactions and other operations, including but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.
The operations of Chicopee Savings Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties; and

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

Holding Company Regulation

Chicopee Bancorp, as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Chicopee Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Chicopee Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.
A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Chicopee Bancorp does not anticipate opting for “financial holding company” status at this time.
Chicopee Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks will apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Chicopee Bancorp, Inc. to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.
The Federal Deposit Insurance Act, makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if Chicopee Bancorp ever held as a separate subsidiary a depository institution in addition to Chicopee Savings Bank.
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

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Chicopee Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Chicopee Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. Chicopee Bancorp would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Chicopee Savings Bank.
Federal Securities Laws
Chicopee Bancorp’s common stock is registered with the Securities and Exchange Commission. Chicopee Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
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

Below is information regarding our executive officers who are not also Directors.  Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2013.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 63.

Guida R. Sajdak was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and Bank effective July 1, 2010.  Ms. Sajdak has been employed by the Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 40.

Item 1A.  Risk Factors.

Our increased emphasis on commercial real estate and commercial business lending may expose us to increased lending risks. At December 31, 2013, our loan portfolio included $211.2 million of commercial real estate loans, equaling 43.1% of total loans, and $86.5 million of commercial business loans, equaling 17.7% of total loans. We have grown the commercial loan portfolio in recent years and intend to continue to grow commercial real estate and commercial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential real estate loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four-family residential real estate loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

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

A downturn in the local economy or a decline in real estate values could decrease our profits. Nearly all of our real estate loans are secured by real estate in Hampden County. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would decrease our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A continued decline in real estate values could cause some of our real estate loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings.

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

Additionally, a majority of our single-family real estate loans held for investment are adjustable-rate loans.  Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default.

For further discussion of how changes in interest rates could impact us, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management-Interest Rate Risk Management.”

Historically low interest rates may adversely affect our net interest income and profitability. During the past four years it has been the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has recently indicated to maintain low interest rates. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 0.94% of total loans at December 31, 2013. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

Financial reform legislation recently enacted will, among other things, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in 2010. This new law is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act required minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities and certain collateralized debt obligations.
A provision of the Dodd-Frank Act eliminated, as of July 21, 2011, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the Federal Deposit Insurance Corporation to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
We expect that current and future rules and regulations promulgated pursuant to the Dodd-Frank Act will increase our operating and compliance costs and could increase our interest expense.
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

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2013, we held 4.89% of the deposits in Hampden County, which was the 8th largest market share of deposits out of the 20 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 16 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended December 31, 2013, our return on average equity was 2.79%.

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

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. The FHLB of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid for 2013 were equal to annualized rate of 30 basis points per share, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $8.3 million at December 31, 2013. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2013:

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “CBNK.”  The following table sets forth the high and low closing prices of the common stock and dividends declared for the years ended December 31, 2013 and 2012, as reported by NASDAQ. The Company did not pay any dividend to shareholders during the year ended December 31, 2012. The first quarterly dividend declared by the Company was announced on January 24, 2013. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2013				2012
First Quarter	$17.05	$15.43	$0.05	First Quarter	$14.67	$13.18	$—
Second Quarter	18.27	16.73	0.05	Second Quarter	14.85	13.30	—
Third Quarter	19.72	17.10	0.05	Third Quarter	15.11	14.01	—
Fourth Quarter	18.19	17.31	0.05	Fourth Quarter	15.89	13.70	—

The Company’s ability to pay dividends is dependent on dividends received from Chicopee Savings Bank and its other subsidiaries. For a discussion of restrictions on the payment of cash dividends by Chicopee Savings Bank, see “Business—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Chicopee Bancorp common stock with the cumulative total return on the NASDAQ Index (U.S. Companies) and with the SNL Thrift <$500M Index.  The graph assumes $100 was invested at the close of business on December 31, 2008.

Shareholders and Issuer Purchases of Equity Securities

As of March 3, 2014, the Company had approximately 605 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	$—	36,354	235,646
November 1-30, 2013	—	—	36,354	235,646
December 1-31, 2013	—	—	36,354	235,646
Total	—	$—

(1)
On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or 5%, of the Company's common stock outstanding upon the completion of the Sixth Stock Repurchase Program. On October 11, 2012, the Company announced that it had completed its Sixth Stock Repurchase Program for the purchase of 287,000 shares, at an average price per share of $14.26. During the fourth quarter of 2013, the Company did not repurchase any shares of Company stock. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. A total of 235,646 shares are authorized to be repurchased under the current stock repurchase program.

Item 6.  Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Selected Financial Data:
Total assets	$587,727	$599,982	$616,306	$573,704	$544,150
Cash and cash equivalents	18,915	39,608	61,122	35,873	20,075
Loans, net	485,619	465,211	443,471	430,307	424,655
Available-for-sale securities	602	621	613	362	503
Held-to-maturity securities	48,606	59,568	73,852	69,713	62,983
Deposits	449,766	466,177	453,377	391,937	365,498
Advances from the Federal Home Loan Bank	44,992	33,332	59,265	71,915	63,675
Total stockholders' equity	92,230	89,969	90,782	91,882	94,172
Nonperforming assets	7,241	4,559	5,624	6,756	4,924

Selected Operating Data:
Interest and dividend income	$23,069	$24,397	$24,850	$24,857	$24,514
Interest expense	4,349	5,627	6,902	8,016	9,107
Net interest and dividend income	18,720	18,770	17,948	16,841	15,407
Provision for loan losses	425	442	842	1,223	897
Net interest income after provision
for loan losses	18,295	18,328	17,106	15,618	14,510
Non-interest income	3,100	3,023	2,650	2,626	1,312
Non-interest expense	18,155	18,305	18,734	18,009	18,045
Income (loss) before provision for income taxes	3,240	3,046	1,022	235	(2,223)
Income tax expense (benefit)	687	581	(78)	(230)	(627)
Net income (loss)	$2,553	$2,465	$1,100	$465	$(1,596)
Earnings (loss) per share
Basic	$0.51	$0.49	$0.21	$0.08	$(0.28)
Diluted	$0.50	$0.48	$0.21	$0.08	$(0.28)

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	4.39%	4.55%	4.73%	4.96%	5.03%
Average rate paid on interest-bearing liabilities	1.04%	1.27%	1.57%	1.91%	2.26%
Average interest rate spread (2)	3.35%	3.28%	3.16%	3.05%	2.77%
Net interest margin (3)	3.60%	3.54%	3.47%	3.40%	3.18%
Ratio of interest-earning assets to
interest-bearing liabilities	132.02%	126.51%	124.18%	122.61%	121.58%
Non-interest expenses as a percent of average assets	3.10%	3.06%	3.21%	3.24%	3.39%
Return on average assets	0.44%	0.41%	0.19%	0.08%	(0.30)%
Return on average equity	2.79%	2.75%	1.20%	0.49%	(1.69)%
Ratio of average equity to average assets	15.58%	15.02%	15.72%	17.04%	17.76%
Efficiency ratio (4)	78.87%	79.43%	88.06%	91.59%	102.74%

Regulatory Capital Ratios:
Total capital to risk-weighted assets	19.6%	19.3%	19.6%	20.7%	23.4%
Tier 1 capital to risk-weighted assets	18.6%	18.4%	18.7%	19.7%	22.4%
Tier 1 capital to average assets	15.8%	15.0%	14.8%	16.1%	17.4%

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.40%	0.85%	1.05%	1.49%	1.13%
Nonperforming assets as a percent of total assets	1.23%	0.76%	0.91%	1.18%	0.90%
Allowance for loan losses as a percent of total loans	0.94%	0.93%	1.02%	1.02%	0.95%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	67.25%	109.46%	97.13%	68.49%	84.17%
Net loans charged-off to average interest-earning loans	0.04%	0.14%	0.16%	0.20%	0.04%

Other Data:
Banking offices at end of year	9	9	9	9	8

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
(4)
The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on sales of investment securities, property, loans and other, net. At December 31, 2013 the ratio is calculated as follows (in thousands):

Non-interest expenses	$18,155
Tax equivalent net interest income	$19,784
Non-interest income	3,100
Add back:
Other non-interest income	(24)
Loss on sale of other real estate owned	158
Total income included in calculation	$23,018
Non-interest expenses divided by total income	78.87%

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

Overview

Income. The Company's primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges fees and commissions, which include service charges on deposit accounts, brokerage fee income and other loan fees (including loan brokerage fees and late charges), income from bank-owned life insurance and income from loan sales and servicing. In addition, we recognize income or losses from the sale of available-for-sale securities in years that we have such sales.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, special mention, or loss. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Loans individually considered for impairment include all loans included in the class of commercial and residential, as well as home equity loans. Theses are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Other-Than-Temporary Impairment. “Accounting for Certain Investments in Debt and Equity Securities,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Benefits,” and “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed to be other than temporary are recorded in earnings as realized losses. For declines in the fair value of individual debt available-for-sale securities below their cost that are deemed to be other-than-temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is determined to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the difference between the security’s cost basis and its fair value at the balance sheet date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution serving primarily retail customers and businesses in our market areas. We plan to continue our strategy of:

●	increasing our overall commercial relationships, as well as broadening individual commercial relationships, in our expanding market area;

●	increasing our deposit market share in our expanding market area;

●	increasing our sale of non-deposit investment products;

●	improving operating efficiency and cost control; and

●	applying disciplined underwriting practices to maintain the high quality of our loan portfolio.

Continuing to increase our commercial relationships in our expanding market area. We have diversified our loan portfolio beyond residential loans by increasing our commercial relationships. Our goal is to increase the number of our commercial customers, while also broadening individual relationships. Our commercial real estate, commercial construction and commercial and industrial loan portfolio has increased $91.2 million, or 37.2%, from $244.9 million, or 58.5% of the total loan portfolio, at December 31, 2009 to $336.1 million, or 68.7% of the total loan portfolio, at December 31, 2013. Business deposit accounts have increased $36.9 million, or 107.6%, from $34.3 million at December 31, 2009 to $71.2 million at December 31, 2013. In order to support the growth in the commercial loan portfolio, we have also increased the number of commercial lenders and commercial underwriting and support staff.

Increasing our deposit market share in our expanding market area. Retail deposits are our primary source of funds for investing and lending. By offering a variety of deposit products, special and tiered pricing, and superior customer service, we intend to retain and expand existing customer relationships as well as attract new deposit customers. Personalized service and flexibility with regard to customer needs will continue to be augmented with a full array of delivery channels to maximize customer convenience. These include drive-up banking, ATMs, internet banking, automated bill payment, remote capture, and telephone banking. Through our continued focus on these deposit-gathering efforts in existing branch locations, couple with our plans for geographic expansion, we expect to increase the overall level of deposits and our market share in the markets we serve.

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

Increasing our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $320,000, $312,000 and $232,000 of non-interest income during the years ended December 31, 2013, 2012, and 2011, respectively. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products by engaging one additional retail investment employee to serve customers of our anticipated branch expansion.

Improving operating efficiency and cost control. Non-interest expense decreased $150,000, or 0.8%, from $18.3 million, or 3.06% of average total assets, at December 31, 2012 to $18.2 million, or 3.10% of average total assets, at December 31, 2013. The decrease in expenses was largely due to the decrease in salaries and benefits of $264,000, or 2.5%, and a decrease in FDIC insurance premium fees of $126,000, or 35.3%. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment which have had a negative impact on our expense ratio over the short term. Our non-interest expenses are also impacted as a result of the financial, accounting, legal and compliance and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and stock options. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for stock options over the vesting period of awards made to recipients pursuant to our 2007 Equity Incentive Plan.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2013, our ratio of nonperforming loans (loans which are 90 or more days delinquent) to total loans was 1.40% of our total loan portfolio. Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total Assets. Total assets decreased $12.3 million, or 2.0%, from $600.0 million at December 31, 2012 to $587.7 million at December 31, 2013.  The decrease in total assets at December 31, 2013 was primarily due to the decrease in cash and cash equivalents of $20.7 million, or 52.2%, and a decrease in investments of $11.0 million or 18.2%. These decreases were partially offset by the increase in net loans of $20.4 million, or 4.4%, from $465.2 million, or 77.5% of total assets, at December 31, 2012 to $485.6 million, or 82.6% of total assets, at December 31, 2013.

Cash and Cash Equivalents.  Cash, including correspondent bank balances and federal funds sold, decreased $20.7 million, or 52.2%, from $39.6 million at December 31, 2012 to $18.9 million at December 31, 2013.

Investments. The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $11.0 million, or 18.2%, from $60.2 million at December 31, 2012 to $49.2 million at December 31, 2013. The decrease in investments was primarily due to the $8.7 million, or 63.5%, decrease in the U.S. Treasury portfolio, a decrease of $668,000, or 7.4%, in certificates of deposit, a decrease of $535,000, or 45.3%, in collateralized mortgage obligations, and a decrease of $1.1 million, or 3.0%, in tax-exempt industrial revenue bonds.

Net Loans. Net loans increased $20.4 million, or 4.4%, from $465.2 million at December 31, 2012 to $485.6 million at December 31, 2013. Commercial real estate loans increased $21.7 million, or 11.4%, commercial and industrial loans increased $2.0 million, or 2.3%, commercial construction loans increased $2.7 million, or 7.4%, residential construction loans increased $1.8 million, or 41.4%, and home equity loans increased $360,000, or 1.1%. These increases were partially offset by a decrease in one-to four-family residential loans of $7.7 million, or 6.4%, and a decrease of $87,000, or 3.5%, in consumer loans. The decrease in residential real estate loans was primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $26.3 million fixed rate, low coupon residential real estate loans originated in 2013 to the secondary market. The Company currently services $97.6 million in loans sold to the secondary market. Servicing rights will continue to be retained on all loans originated and sold in the secondary market.

Deposits and Borrowed Funds. Total deposits decreased $16.4 million, or 3.5%, from $466.2 million at December 31, 2012 to $449.8 million at December 31, 2013. Core deposits, which we consider to be savings accounts, money market accounts, demand deposit accounts and NOW accounts increased $3.8 million, or 1.3%, from $288.7 million at December 31, 2012 to $292.5 million at December 31, 2013. NOW accounts increased $4.1 million, or 11.1%, to $40.8 million, money market deposit accounts decreased $16.6 million, or 13.0%, to $111.1 million, demand accounts increased $15.5 million, or 20.5%, to $90.9 million and regular savings accounts increased $873,000, or 1.8%, to $49.8 million. These changes were offset by a decrease in certificates of deposit of $20.2 million, or 11.4%, to $157.2 million.  The decrease in certificates of deposit was mainly attributed to the strategic run-off of high cost accounts as a result of management's focus to lower the cost of deposits and allow higher cost, short-term certificates of deposit to mature without renewals.

Total borrowings, including securities sold under agreement to repurchase and Federal Home Loan Bank (“FHLB”) advances increased $1.9 million, or 4.4%, to $45.0 million at December 31, 2013. FHLB advances increased $11.7 million, or 35.0%. Repurchase agreements were terminated during 2013 and balances were transferred to the corresponding demand deposit account. From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding advances and restructured $6.7 million of FHLB advances. Prior to this restructuring, these advances had a weighted average cost of 2.40% and a weighted average maturity term of 16.1 months. After this restructuring, the weighted average cost was reduced to 1.76% and the weighted average maturity term was extended to 47.4 months.

Total Stockholders’ Equity. Total stockholders’ equity at December 31, 2013 was $92.2 million, or 15.7% of total assets, compared to $90.0 million, or 15.0% of total assets, at December 31, 2012. The Company's stockholders' equity increased primarily as a result of $2.6 million in net income, a $303,000, or 7.8%, increase in stock-based compensation, and an increase of $255,000, or 8.4%, in additional paid-in-capital, partially offset by the $1.0 million cash dividend paid to stockholders. In 2013, the Company repurchased 13,000 shares of the Company’s common stock at an average per share price of $17.60 and released 21,000 shares to fund employee stock option exercises at an average share price of $17.55. Our capital management strategies allowed us to increase our book value per share by $0.40, or 2.4%, to $16.97 at December 31, 2013 compared to $16.57 at December 31, 2012.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate residential investment, construction and consumer loans.

Our residential real estate loan portfolio has decreased from $120.3 million at December 31, 2012 to $112.5 million at December 31, 2013, primarily due to prepayments and refinancing activity attributed to the decline in interest rates to historically low levels. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $26.3 million of fixed rate, low coupon residential real estate loans originated in 2013 to the secondary market. Servicing rights will continue to be retained on all loans originated and sold in the secondary market.

The commercial real estate portfolio increased $21.7 million, or 11.4%, from $189.5 million at December 31, 2012 to $211.2 million at December 31, 2013 as a result of new commercial loan relationships.

Commercial and industrial loans increased from $84.6 million at December 31, 2012 to $86.5 million at December 31, 2013 as a result of new commercial relationships due to increased marketing efforts and offering a wider variety of services to commercial borrowers, including cash management products.

The construction loan portfolio increased from $40.1 million at December 31, 2012 to $44.6 million at December 31, 2013. Commercial construction increased $2.7 million, or 7.4%, from $35.8 million at December 31, 2012 to $38.4 million at December 31, 2013 and residential construction increased $1.8 million, or 41.4% to $6.1 million.

The consumer and home equity loan portfolio increased $273,000, or 0.8%, from $34.2 million at December 31, 2012 to $34.5 million at December 31, 2013, primarily due to refinancing activity attributed to the decline in interest rates to historically low levels.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential real estate	$112,524	23.0%	$120,265	25.7%	$123,294	27.6%	$132,670	30.6%	$139,937	32.7%
Home equity	32,091	6.6%	31,731	6.8%	29,790	6.7%	29,933	6.9%	29,320	6.9%
Commercial	211,161	43.1%	189,472	40.4%	174,761	39.0%	162,107	37.4%	147,255	34.4%
Total real estate loans	355,776	72.7%	341,468	72.9%	327,845	73.3%	324,710	74.9%	316,512	74.0%
Construction loans:
Residential	6,130	1.3%	4,334	0.9%	5,597	1.3%	6,428	1.5%	9,192	2.1%
Commercial	38,441	7.9%	35,781	7.6%	31,706	7.0%	26,643	6.1%	29,121	6.9%
Total construction loans	44,571	9.2%	40,115	8.5%	37,303	8.3%	33,071	7.6%	38,313	9.0%
Total real estate and construction loans	400,347	81.9%	381,583	81.4%	365,148	81.6%	357,781	82.5%	354,825	83.0%
Consumer	2,405	0.4%	2,492	0.6%	2,566	0.6%	3,165	0.7%	4,390	1.0%
Commercial and industrial	86,540	17.7%	84,583	18.0%	79,412	17.8%	72,847	16.8%	68,552	16.0%
Total loans	489,292	100.0%	468,658	100.0%	447,126	100.0%	433,793	100.0%	427,767	100.0%
Deferred loan origination costs, net	923		917		921		945		965
Allowance for loan losses	(4,596)		(4,364)		(4,576)		(4,431)		(4,077)
Loans, net	$485,619		$465,211		$443,471		$430,307		$424,655

Loan Maturity. The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate mortgage loans include residential and commercial real estate loans and home equity loans.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
	(In Thousands)
Amounts due:
One year or less	$1,215	$10,470	$57,036	$201	$68,922
More than one year to five years	7,940	17,557	22,063	1,611	49,171
More than five years	346,621	16,544	7,441	593	371,199
Total amount due	$355,776	$44,571	$86,540	$2,405	$489,292

The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014 that have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs. Real estate loans include residential and commercial real estate loans. Consumer loans include home equity loans.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans	$38,273	$316,288	$354,561
Construction	7,943	26,158	34,101
Commercial	21,234	8,270	29,504
Consumer	2,115	89	2,204
Total loans	$69,565	$350,805	$420,370

Securities. The securities portfolio consists primarily of tax-exempt industrial revenue bonds, U.S. Treasury securities, collateralized mortgage obligations and certificates of deposit. Total securities decreased $11.0 million, or 18.2%, from $60.1 million million at December 31, 2013 to $49.1 million at December 31, 2013. The decrease was primarily due to maturities of U.S. Treasury securities of $20.2 million, paydowns of tax-exempt industrial revenue bonds of $1.1 million, $16.2 million of maturities in certificates of deposit, and maturities of collateralized mortgage obligations of $535,000. These decreases were partially offset by purchases of U.S. Treasury securities of $11.5 million and $15.5 million in certificates of deposit.

Total securities decreased $14.3 million, or 19.2%, from $74.5 million at December 31, 2011 to $60.1 million at December 31, 2012. The decrease was primarily due to maturities of U.S. Treasury securities of $36.0 million, maturities of tax-exempt industrial revenue bonds of $2.7 million, $23.4 million of maturities in certificates of deposit, and maturities of collateralized mortgage obligations of $892,000. These decreases were partially offset by purchases of U.S. Treasury securities of $22.7 million, $7.9 million in tax-exempt industrial revenue bonds, and $19.3 million in certificates of deposit.

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

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities ¹	$522	$602	$581	$621	$618	$613
Total available-for-sale securities	$522	$602	$581	$621	$618	$613
Held-to-maturity securities
U.S. Treasury securities	$5,000	$5,000	$13,691	$13,693	$26,998	$26,998
Corporate and industrial revenue bonds	34,588	35,269	35,656	43,137	31,576	38,219
Certificates of deposit	8,373	8,388	9,041	9,045	13,206	13,213
Collateralized mortgage obligations	645	681	1,180	1,233	2,072	2,177
Total held-to-maturity securities	$48,606	$49,338	$59,568	$67,108	$73,852	$80,607
Total securities	$49,128	$49,940	$60,149	$67,729	$74,470	$81,220

¹ Does not include investments in FHLB stock or Banker’s Bank Northeast stock totaling $3.9 million and $183,000, respectively, at December 31, 2013, and totaling $4.3 million and $183,000, respectively, at December 31, 2012 and totaling $4.5 million and $183,000, respectively, at December 31, 2011.

The amortized cost of available-for-sale securities decreased $59,000, or 10.2%, from $581,000 at December 31, 2012 to $522,000 at December 31, 2013, due to the sale of 6,000 shares of a security issued by one company in the financial industry. The fair value of available-for-sale securities decreased $19,000, or 3.1%, from $621,000 at December 31, 2012 to $602,000 at December 31, 2013. The fair value of the remaining securities decreased due to the sale of the 6,000 shares in 2013.

The amortized cost of available-for-sale securities decreased $37,000, or 59.9%, from $618,000 at December 31, 2011 to $581,000 at December 31, 2012, primarily due to an OTTI charge of $37,000 relating to three securities issued by one company in the financial industry. The fair value of securities available-for-sale increased $8,000, or 13.1%, from $613,000 at December 31, 2011 to $621,000 at December 31, 2012.

The amortized cost of available-for-sale securities increased $299,000, or 93.7%, from $319,000 at December 31, 2010 to $618,000 at December 31, 2011, primarily due to a purchase of securities in the financial industry. The fair value of available-for-sale securities increased $251,000, or 69.3%, from $362,000 at December 31, 2010 to $613,000 at December 31, 2011 primarily due to the aforementioned purchases of securities and by increases in market values of the remaining equity portfolio.

The amortized cost of held-to-maturity securities decreased $11.0 million, or 18.4%, to $48.6 million at December 31, 2013, compared to $59.6 million at December 31, 2012, primarily due to maturities of U.S. Treasury securities of $8.7 million, or 63.5%, a $668,000, or 7.4%, decrease in certificates of deposit, a decrease of $535,000, or 45.3%, in collateralized mortgage obligations, partially and a decrease in tax-exempt industrial revenue bonds of $1.1 million, or 3.0%.

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

At December 31, 2013, our marketable equity securities had a net unrealized gain of $80,000 and no unrealized losses. At December 31, 2013, the Company sold 6,000 shares of a security issued by one company in the financial industry. The Company recorded a realized gain of $37,000.

At December 31, 2012, our marketable equity securities had a net unrealized gain of $40,000 and no unrealized losses. During the year ended December 31, 2012, the Company recorded an OTTI charge of $37,000. Management evaluated the security according to the Company’s OTTI policy and determined the decline in value to be other-than-temporary. There were no sales of available-for sale securities during 2012.

At December 31, 2011, our marketable equity securities had an unrealized gain of $28,000 offset by an unrealized loss of $33,000. The unrealized losses within the marketable equity securities category at December 31, 2011 related to three securities issued by one company in the financial industry. During the year ended December 31, 2011, none of the three securities with unrealized losses had losses for more than 12 months. Management evaluated the securities according to the Company’s OTTI policy and determined there was no other-than-temporary impairment write-downs required. At December 31, 2011, the Company sold 1,133 shares of a security issued by one company in the financial industry. The Company recorded a realized gain of $12,000.

At December 31, 2013 and 2012, there were no investments in a single company or entity (other than the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2013.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Held-to-maturity securities
U.S. Treasury securities	$5,000	0.10%	$—	—	$—	—	$—	—	$5,000	0.10%
Industrial revenue bonds	—	—	—	—	8,029	4.47%	26,559	4.22%	34,588	4.28%
Certificates of deposit	8,373	0.60%	—	—	—	—	—	—	8,373	0.60%
Collateralized mortgage obligations	—	—	615	4.49%	30	5.00%	—	—	645	4.51%
Total held-to-maturity securities	$13,373	0.41%	$615	4.49%	$8,059	4.47%	$26,559	4.22%	$48,606	3.22%

Restricted Equity Securities. At December 31, 2013, the Company held $3.9 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. On February 26, 2009, the FHLB’s board of directors (i) announced that they were suspending dividends and (ii) issued a moratorium on the redemption of FHLB stock. The FHLB’s board of directors declared dividends in 2013 at a rate of 0.38%. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013. The Company will continue to monitor its investment in FHLB stock. For additional information regarding our FHLB stock, see Note 3 to the notes to the consolidated financial statements.

Deposits. Our primary source of funds are deposits, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2013, 2012 and 2011, we did not use brokered deposits as a source of funding.

Total deposits decreased $16.4 million, or 3.5%, from $466.2 million at December 31, 2012 to $449.8 million at December 31, 2013. Core deposits increased $3.8 million, or 1.3%, from $288.7 million at December 31, 2012 to $292.5 million at December 31, 2013. NOW accounts increased $4.1 million, or 11.1%, to $40.8 million, money market deposit accounts decreased $16.6 million, or 13.0%, to $111.1 million, demand accounts increased $15.5 million, or 20.5%, to $90.9 million and regular savings accounts increased $873,000, or 1.8%, to $49.8 million. These changes were offset by a decrease in certificates of deposit of $20.2 million, or 11.4%, to $157.2 million.  The decrease in certificates of deposit was mainly attributed to the strategic run-off of high cost accounts as a result of management's focus to lower the cost of deposits and allow higher cost, short-term certificates of deposit to mature without renewals.

At December 31, 2012, deposits increased $12.8 million, or 2.8%, to $466.2 million from $453.4 million at December 31, 2011. The increase was primarily due to increases in NOW accounts of $10.0 million, or 37.3%, money market accounts of $30.1 million, or 30.9%, demand accounts of $6.6 million, or 9.6% and savings accounts of $1.8 million, or 3.7%. These increases were partially offset by a decrease in certificates of deposit of $35.7 million, or 16.7%. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. Money market and demand accounts increased due to increases in municipal and commercial accounts as well as an increase in low cost relationship focused transaction and savings accounts.

The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.

	December 31,
	2013	2012	2011
	(In Thousands)
Demand deposits	$90,869	$75,407	$68,799
NOW accounts	40,774	36,711	26,747
Savings accounts	49,755	48,882	47,122
Money market deposit accounts	111,126	127,730	97,606
Certificates of deposit	157,242	177,447	213,103
Total deposits	$449,766	$466,177	$453,377

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2013.  Jumbo certificates of deposit require minimum deposits of $100,000.

		Weighted Average
Maturity Period	Amount	Rate
	(Dollars in Thousands)
Three months or less	$19,881	2.08%
Over three months through six months	10,392	1.45%
Over six months through 12 months	18,293	1.70%
Over 12 months	28,847	2.04%
Total	$77,413	1.89%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$44,992	$58,308	$70,564
Securities sold under agreements to repurchase	15,312	12,982	24,560
Average advances outstanding during the year:
FHLB advances	$29,202	$46,907	$64,777
Securities sold under agreements to repurchase	7,243	9,027	17,554
Weighted average interest rate during the year:
FHLB advances	2.41%	2.56%	2.57%
Securities sold under agreements to repurchase	0.12%	0.14%	0.21%
Balance outstanding at end of year:
FHLB advances	$44,992	$33,332	$59,265
Securities sold under agreements to repurchase	—	9,763	12,340
Weighted average interest rate at end of year:
FHLB advances	1.93%	2.39%	2.51%
Securities sold under agreements to repurchase	—%	0.12%	0.18%

FHLB advances increased $11.7 million, or 35.0%, to $45.0 million at December 31, 2013 from $33.3 million at December 31, 2012. The increase was due to long-term advances of $21.0 million to fund loan growth and minimize interest rate risk.

FHLB advances decreased $25.9 million, or 43.8%, to $33.3 million at December 31, 2012 from $59.3 million at December 31, 2011. The decrease was due to pay downs of $12.4 million and maturities on long-term advances of $16.8 million. During 2011, the Company relied primarily on the increase in deposits of $12.8 million to fund loan growth and minimize interest rate risk.

At December 31, 2013, securities sold under agreements to repurchase decreased to zero from $9.8 million at December 31, 2012. At December 31, 2012, securities sold under agreements to repurchase decreased $2.6 million, or 20.9%, to $9.8 million from $12.3 million at December 31, 2011.

At December 31, 2013, the Company had an Ideal Way Line of Credit with the FHLB of $2.0 million and the ability to borrow a total of $47.4 million with the Federal Reserve Bank of Boston’s discount window. In addition, we had the ability to borrow a total of $4.0 million from Banker’s Bank Northeast. As of December 31, 2013, the Company did not utilize any of these contingency funding sources.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2013, 2012 and 2011.  The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from non-accruing loans.

	2013			2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$64,405	$2,754	4.28%	$68,257	$2,721	3.99%	$72,774	$2,551	3.51%

Loans:
Residential real estate loans	115,402	5,845	5.06%	123,102	6,743	5.48%	129,924	7,487	5.76%
Home equity loans	31,840	1,178	3.70%	30,744	1,216	3.96%	29,678	1,281	4.32%
Commercial real estate loans	187,751	8,711	4.64%	179,564	8,926	4.97%	170,702	8,944	5.24%
Residential construction loans	4,778	198	4.14%	5,208	226	4.34%	5,548	295	5.32%
Commercial construction loans	34,824	1,574	4.52%	38,089	1,874	4.92%	26,984	1,418	5.25%
Consumer loans	2,376	130	5.47%	2,553	146	5.72%	2,735	185	6.76%
Commercial and industrial loans	87,190	3,688	4.23%	81,566	3,518	4.31%	81,480	3,576	4.39%
Loans, net (2)	464,161	21,324	4.59%	460,826	22,649	4.91%	447,051	23,186	5.19%
Other	21,069	55	0.26%	29,664	64	0.22%	25,068	49	0.20%
Total interest-earning assets	549,635	24,133	4.39%	558,747	25,434	4.55%	544,893	25,786	4.73%
Noninterest-earning assets	36,945			40,164			38,351
Total assets	$586,580			$598,911			$583,244

Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$120,405	$378	0.31%	$109,168	$358	0.33%	$78,719	$274	0.35%
Savings accounts (3)	49,851	52	0.10%	48,679	51	0.10%	46,711	49	0.10%
NOW accounts	39,435	371	0.94%	31,401	322	1.03%	18,861	86	0.46%
Certificates of deposit	170,195	2,834	1.67%	196,491	3,681	1.87%	212,184	4,789	2.26%
Total interest-bearing deposits	379,886	3,635	0.96%	385,739	4,412	1.14%	356,475	5,198	1.46%
FHLB advances	29,202	705	2.41%	46,907	1,202	2.56%	64,777	1,668	2.57%
Securities sold under agreement to
repurchase	7,243	9	0.12%	9,027	13	0.14%	17,554	36	0.21%
Total interest-bearing borrowings	36,445	714	1.96%	55,934	1,215	2.17%	82,331	1,704	2.07%
Total interest-bearing liabilities	416,331	4,349	1.04%	441,673	5,627	1.27%	438,806	6,902	1.57%
Demand deposits	77,949			66,840			52,403
Other noninterest-bearing liabilities	887			464			365
Total liabilities	495,167			508,977			491,574
Total stockholders' equity	91,413			89,934			91,670
Total liabilities and stockholders'
equity	$586,580			$598,911			$583,244
Net interest-earning assets	$133,304			$117,074			$106,087
Tax equivalent net interest income/
interest rate spread (4)		19,784	3.35%		19,807	3.28%		18,884	3.16%
Tax equivalent net interest margin (net interest income as a percentage of interest-earning assets)			3.60%			3.54%			3.47%
Ratio of interest-earning assets
to interest-bearing liabilities			132.02%			126.51%			124.18%
Less: tax equivalent adjustment (1)		(1,064)			(1,037)			(936)
Net interest income as reported on income statement					$18,770			$17,948

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%.
The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale and the allowance for loan losses and includes nonperforming loans.
(3)	Savings accounts include mortgagors' escrow deposits.
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

	Year Ended December 31, 2013 Compared to December 31, 2012			Year Ended December 31, 2012 Compared to December 31, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$(159)	$192	$33	$(165)	$335	$170
Loans:
Residential real estate	(407)	(491)	(898)	(383)	(361)	(744)
Home equity	42	(80)	(38)	45	(110)	(65)
Commercial real estate	396	(611)	(215)	452	(470)	(18)
Residential construction	(18)	(10)	(28)	(17)	(52)	(69)
Commercial construction	(154)	(146)	(300)	551	(95)	456
Consumer	(10)	(6)	(16)	(11)	(28)	(39)
Commercial and industrial	239	(69)	170	4	(62)	(58)
Total loans	88	(1,413)	(1,325)	641	(1,178)	(537)
Other	(21)	12	(9)	10	5	15
Total interest-earning assets	$(92)	$(1,209)	$(1,301)	$486	$(838)	$(352)

Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$36	$(16)	$20	$101	$(17)	$84
Savings accounts (1)	1	—	1	2	—	2
NOW accounts	77	(28)	49	82	154	236
Certificates of deposit	(463)	(384)	(847)	(336)	(772)	(1,108)
Total interest-bearing deposits	(349)	(428)	(777)	(151)	(635)	(786)
FHLB advances	(431)	(66)	(497)	(458)	(8)	(466)
Securities sold under agreement
to repurchase	(2)	(2)	(4)	(14)	(9)	(23)
Total interest-bearing borrowings	(433)	(68)	(501)	(472)	(17)	(489)
Total interest-bearing liabilities	(782)	(496)	(1,278)	(623)	(652)	(1,275)
Increase in net interest income	$690	$(713)	$(23)	$1,109	$(186)	$923

 (1)   Includes interest on mortgagors' escrow deposits.

Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

Net Income. The Company had net income of $2.6 million, or $0.51 basic earnings per share, for the year ended December 31, 2013 as compared to net income of $2.5 million, or $0.49 basic earnings per share, for the year ended December 31, 2012. The $88,000, or 3.6%, increase in net income for the year ended December 31, 2013 compared to the year ended December 31, 2012, was primarily due to the decrease of $50,000, or 0.3%, in net interest income and a $106,000, or 18.2%, increase in income tax expense, partially offset by a decrease in non-interest expense of $150,000, or 0.8%, a decrease in provision for loan losses of $17,000, or 3.8%, and an increase of $77,000, or 2.5%, in non-interest income.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was a decrease in tax equivalent net interest income for the year ended December 31, 2013 of $23,000, or 0.1%, to $19.8 million for the same period in 2012. The decrease in the volume of interest-earning assets decreased interest and dividend income $92,000. The increase in the volume of interest bearing deposits, specially, money market accounts, NOW accounts and savings accounts increased interest expense $114,000, partially offset by the decrease in the volume of certificates of deposit which decreased interest expense $463,000, for an overall decrease of $349,000. In addition, the volume of interest-bearing borrowings decreased interest expense $433,000. The changes in volume had the effect of increasing net interest income $690,000. The changes in the rates of interest-earning assets decreased interest income $1.2 million, partially offset by changes in the rates of interest-bearing liabilities which decreased interest expense $496,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of decreasing net interest income $713,000. Net interest margin, on a tax equivalent basis, increased from 3.54% for the year ended December 31, 2012 to 3.60% for the year ended December 31, 2013.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, decreased $1.3 million, or 5.1%, to $24.1 million for the year ended December 31, 2013 compared to $25.4 million for the year ended December 31, 2012, largely reflecting the decrease in income from loans. Average interest-earning assets totaled $549.6 million for the year ended December 31, 2013 compared to $558.7 million for the same period 2012, representing an decrease of $9.1 million, or 1.6%. Average loans increased $3.3 million, or 0.7%, primarily due to commercial lending and partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2013 to the secondary market. Average investment securities decreased $3.9 million, or 5.7%, primarily due to maturities of U.S. Treasury securities and certificates of deposit and pay downs of collateralized mortgage obligations and tax-exempt industrial revenue bonds. The tax equivalent yield on interest-earning assets decreased 16 basis points to 4.39% for the year ended December 31, 2013 from 4.55% for the year ended December 31, 2012, largely attributable to lower market rates of interest for 2013.

Interest Expense. Total interest expense decreased $1.3 million, or 22.7%, to $4.3 million for the year ended December 31, 2013 from $5.6 million for the year ended December 31, 2012. The decrease was primarily due to the decrease in deposit interest rates to manage interest rate risk, as well as decreased market rates of interest. Average interest-bearing liabilities totaled $416.3 million for the year ended December 31, 2013, representing a decrease of $25.4 million, or 5.8%, from $441.7 million for the same period in 2012, primarily due to the decrease in average interest-bearing deposits of $5.9 million, or 1.5%, and a decrease in average interest-bearing borrowings of $19.5 million, or 34.8%. The rate paid on interest-bearing liabilities decreased 23 basis points to 1.04% for the year ended December 31, 2013 from 1.27% in 2012, reflecting the lower interest rate environment.

Provision for Loan Losses. For the year ended December 31, 2013, the provision for loan losses decreased $17,000, or 3.8%, to $425,000 from $442,000 for the same period in 2012. Charge-offs for year ended December 31, 2013 and 2012 were $493,000 and $678,000, respectively, partially offset by recoveries of $300,000 and $24,000 for the year ended December 31, 2013 and December 31, 2012, respectively.

The allowance for loan losses of $4.6 million at December 31, 2013 represented 0.94% of total loans, as compared to an allowance for loan losses of $4.4 million, representing 0.93% of total loans at December 31, 2012. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income.  Non-interest income increased $77,000, or 2.5%, to $3.1 million for the year ended December 31, 2013. Income from customer service charges, fees and commissions decreased $18,000, or 0.8%, income from bank owned life insurance decreased $15,000, or 3.9%, and income from net loan sales and servicing decreased $45,000, or 6.7%. These decreases were partially offset by the decrease on the loss on sale of OREO of $91,000, or 36.5%.

Non-interest Expenses.  Non-interest expense decreased $150,000, or 0.8%, from $18.3 million for the year ended December 31, 2012 to $18.2 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in salaries and employee benefits of $264,000, or 2.5%. The decrease in salaries and employee benefits was directly attributed to the decrease in the expense related to the 2007 Equity Incentive Plan. The restricted stock awards and stock options granted in 2007 were fully expensed on July 27, 2012. FDIC insurance expense decreased $126,000, or 35.3%, stationery, supplies and postage decreased $46,000, or 13.6%, advertising expense decreased $21,000, or 3.5%, furniture and equipment expense decreased $15,000, or 1.9%, and other non-interest expense decreased $4,000, or 0.2%. These decreases were partially offset by an increase in occupancy expense of $99,000, or 6.7%, an increase in data processing of $125,000, or 11.2%, and an increase in professional fees of $102,000, or 18.5%.

Income Taxes. Income tax expense increased $106,000, or 18.2% from $581,000 for the year ended December 31, 2012 to $687,000 for the year ended December 31, 2013 mainly due to the increase in income before income taxes of $194,000, or 6.4%, which resulted in an increase in current tax expense of $465,000, and a decrease of $13,000 in the valuation reserve. As of December 31, 2013, a valuation allowance of $54,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. The decrease in the valuation reserve is due to an increase in expected future capital gains. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 10 for additional income tax disclosures.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

Net Income. The Company had net income of $2.5 million, or $0.49 basic earnings per share, for the year ended December 31, 2012 as compared to net income of $1.1 million, or $0.21 basic earnings per share, for the year ended December 31, 2011. The primary reason for the increase in net income of $1.4 million, or 124.1%, was the increase in net interest income of $822,000, or 4.6%.

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

The allowance for loan losses of $4.4 million at December 31, 2012 represented 0.93% of total loans, as compared to an allowance of $4.6 million, representing 1.02% of total loans at December 31, 2011. An analysis of the changes in the allowance for loan losses is presented under “Risk Management - Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income.  Non-interest income, excluding gains on the sale of securities, increased $385,000, or 14.6%, to $3.0 million for the year ended December 31, 2012. Income from customer service charges, fees and commissions increased $264,000, or 13.4%, due to the increase in transaction accounts and an increase in income from net loan sales and servicing of $294,000, or 78.8%. These increases were partially offset by a loss on sale of OREO of $249,000 and a decrease in income from bank owned life insurance of $15,000, or 3.8%.

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

	For the Years Ended December 31,
	2013		2012		2011
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$1,690	2.62%	$1,684	2.47%	$1,615	2.22%
Tax equivalent adjustment (1)	1,064		1,037		936
Investment securities (tax equivalent basis)	$2,754	4.28%	$2,721	3.99%	$2,551	3.51%

Net interest income (non-tax adjustment)	$18,720		$18,770		$17,948
Tax equivalent adjustment (1)	1,064		1,037		936
Net interest income (tax equivalent basis)	$19,784		$19,807		$18,884

Interest rate spread (no tax adjustment)		3.16%		3.10%		2.99%
Net interest margin (no tax adjustment)		3.41%		3.36%		3.29%

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When property is acquired and placed in OREO, it is recorded at the fair value, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2013 and 2012, the Company had $407,000 and $572,000 classified as OREO, respectively.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2013	2012	2011	2010	2009
		(Dollars in Thousands)
Nonaccrual loans:
Residential real estate	$2,415	$2,587	$2,222	$3,329	$2,740
Residential construction	—	331	—	316	184
Commercial real estate	3,362	902	798	2,158	982
Commercial	806	47	1,306	391	664
Home equity	243	96	306	204	182
Consumer	8	24	79	72	92
Total	6,834	3,987	4,711	6,470	4,844
Real estate owned	407	572	913	286	80
Total nonperforming assets	$7,241	$4,559	$5,624	$6,756	$4,924

Total nonperforming loans as a
percentage of total loans (1)	1.40%	0.85%	1.05%	1.49%	1.13%
Total nonperforming assets as a
percentage of total assets (2)	1.23%	0.76%	0.91%	1.18%	0.90%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. The Company had one troubled debt restructuring included in nonperforming loans of $249,000 at December 31, 2013. This TDR was granted during the year ended December 31, 2013.

As of December 31, 2013, the following loan classes were not accruing interest: there were 17 residential real estate loans, with total principal balances of $2.4 million and total collateral values of $2.6 million, seven commercial real estate loans, with total principal balances of $3.4 million and total collateral values of $2.4 million; there were 24 commercial and industrial loans, with total principal balances of $806,000 and total collateral values of $1.3 million; there were 7 consumer loans, with principal balances of $8,000 and there were four home equity loans, with principal balances of $243,000 and total collateral values of $432,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2013, the Company’s total nonperforming loans as a percentage of total loans of 1.40% was below the peer average of 1.59%. This statistical data was obtained from the December 31, 2013 UBPR Peer Group Average Report and included average data for 933 insured savings banks.

As of December 31, 2012, the following loan classes were not accruing interest: there were 20 residential real estate loans, with total principal balances of $2.6 million and total collateral values of $3.0 million, one residential construction loan, with a total principal balance $331,000 and total collateral value of $316,000, five commercial real estate loans, with total principal balances of $902,000 and total collateral values of $1.3 million; there were five commercial and industrial loans, with total principal balances of $47,000 and total collateral values of $47,000, and there were two home equity loans, with principal balances of $96,000 and total collateral values of $289,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2012, the Company’s total nonperforming loans as a percentage of total loans of 0.85% was below the peer average of 2.00%. This statistical data was obtained from the December 31, 2012 UBPR Peer Group Average Report and included average data for 982 insured savings banks.

As of December 31, 2011, the following loan classes were not accruing interest: there were 20 residential real estate loans, with total principal balances of $2.2 million and total collateral values of $3.2 million, and four commercial real estate loans, with total principal balances of $798,000 and total collateral values of $1.3 million; there were 20 commercial and industrial loans, with total principal balances of $1.3 million and total collateral values of $1.8 million, and there were four home equity loans, with principal balances of $306,000 and total collateral values of $418,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2011, the Company’s total nonperforming loans as a percentage of total loans of 1.05% was below the peer average of 2.02%. This statistical data was obtained from the December 31, 2011 UBPR Peer Group Average Report and included average data for 427 insured savings banks.

As of December 31, 2010, the following loan classes were not accruing interest: there were 26 residential real estate loans, with total principal balances of $3.3 million and total collateral values of $4.3 million, and 8 commercial real estate loans, with total principal balances of $2.2 million and total collateral values of $2.3 million; there was 3 residential construction loans, with total principal balances of $316,000 and total collateral values of $295,000; there were 11 commercial and industrial loans, with total principal balances of $391,000 and total collateral values of $629,000; and there were seven home equity loans, with principal balances of $204,000 and total collateral values of $702,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2010, the Company’s total nonperforming loans as a percentage of total loans of 1.49% was below the peer average of 2.05%. This statistical data was obtained from the December 31, 2010 UBPR Peer Group Average Report and included average data for 398 insured savings banks.

There were 21 residential real estate loans, with total principal balances of $2.7 million and total collateral values of $3.6 million, and five commercial real estate loans, with total principal balances of $982,000 and total collateral values of $2.0 million that were not accruing interest as of December 31, 2009. There was one residential construction loan with a principal balance of $184,000 not accruing interest as of December 31, 2009, with a collateral value of $250,000. There were no commercial construction loans that were not accruing interest as of December 31, 2009. There were 11 commercial and industrial loans not accruing interest as of December 31, 2009, with total principal balances of $664,000 and total collateral values of $1.2 million. Of the 11 commercial and industrial loans, six loans were applied specific reserves of $53,000 to compensate for 100% of the collateral shortfalls. Only one commercial loan has exposure to loss of $9,000 due to a collateral shortfall. The remaining four commercial and industrial loans are adequately collateralized. There were 6 home equity loans not accruing interest as of December 31, 2009 with total principal balances of $182,000 with a combined collateral value of $776,000. Collateral values were sufficient to cover the loan balances of nonaccrual loans. At December 31, 2009, the Company’s total nonperforming loans as a percentage of total loans of 1.13% was below the peer average of 1.77%. This statistical data was obtained from the December 31, 2009 UBPR Peer Group Average Report and included average data for 408 insured savings banks.

Interest income that would have been recorded for the years ended December 31, 2013 and 2012 had nonperforming loans and troubled debt restructurings been current according to their original terms amounted to $527,000 and $92,000, respectively. Interest income recognized on impaired loans and troubled debt restructurings for the years ended December 31, 2013 and 2012 was $542,000 and $423,000, respectively.

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2013	2012	2011
	(Dollars in Thousands)
Special mention loans	$14,228	$23,699	$20,063
Substandard loans	19,025	11,801	8,267
Doubtful loans	—	47	—
Loss loans	—	—	—
Total classified loans	$33,253	$35,547	$28,330

At December 31, 2013, special mention loans consisted of $4.1 million in commercial and industrial loans, $6.6 million in commercial construction loans, and $3.6 million in commercial real estate loans. Substandard loans consisted of $5.0 million in commercial and industrial loans, $3.9 million in commercial constructions loans, $7.5 million in commercial real estate loans and $2.7 million in residential real estate loans. The decrease in classified loans was due to an decrease in additions of special mention loan partially offset by the increase in additions to substandard loans. At December 31, 2013, 78.2% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2013 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2012, special mention loans consisted of $8.0 million in commercial and industrial loans, $8.2 million in commercial construction loans, and $7.5 million in commercial real estate loans. Substandard loans consisted of $874,000 in commercial and industrial loans, $4.4 million in commercial constructions loans, $3.6 million in commercial real estate loans and $2.9 million in residential real estate loans. The increase in classified loans was due to an increase in additions of special mention and substandard loans. At December 31, 2012, 95.3% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2012 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2011, special mention loans consisted of $2.9 million in commercial and industrial loans, $11.6 million in commercial construction loans, and $5.6 million in commercial real estate loans. Substandard loans consisted of $1.9 million in commercial and industrial loans, $216,000 in commercial constructions loans, $4.0 million in commercial real estate loans and $2.2 million in residential real estate loans. The decrease in classified loans was due to a decrease in nonperforming loans. At December 31, 2011, 91.5% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2013, our allowance for loan losses represented 0.94% of total loans and 67.25% of nonperforming loans. The allowance for loan losses increased $232,000, or 5.3%, from $4.4 million at December 31, 2012 to $4.6 million at December 31, 2013, due to a provision for loan losses of $425,000, partially offset by net charge-offs of $193,000, or 0.4%, of total average loans. Net charge-offs decreased $461,000, or 70.5%, from $654,000, or 0.14% of total average loans, for the same period in December 31, 2012. In the fourth quarter of 2013, a recovery of $235,000 on a previous charge-off was recognized.

Management is in the process of evaluating a $4.6 million commercial relationship consisting of four commercial real estate loans totaling $2.1 million secured by commercial real estate and a commercial line of credit totaling $2.5 million secured by the assets of the borrower, including, equipment, accounts receivable and inventory. The loans totaling $4.6 million are cross-collateralized and cross-guaranteed by the borrower and guarantor. Based on adverse events with this relationship in the first quarter of 2014, the relationship was placed on nonaccrual. Although we are very early in the process, Management is taking steps to protect the Company’s position and minimize any loss exposure that may result. In estimating the loss exposure, we believe a range of possible loss could be as low as $1.0 million to a maximum of $2.0 million. The Company is committed to employing every legal remedy available to us in recovering losses related to this commercial relationship.

The provision for loan losses in the year ended December 31, 2013 reflects management’s assessment of several factors. In particular, nonaccrual loans increased $2.8 million to $6.8 million at December 31, 2013 from $4.0 million at December 31, 2012.
At December 31, 2012, our allowance for loan losses represented 0.93% of total loans and 109.46% of nonperforming loans. The allowance for loan losses decreased slightly from $4.6 million at December 31, 2011 to $4.4 million at December 31, 2012, due to a provision for loan losses of $442,000, partially offset by net charge-offs of $654,000. The provision for loan losses in the year ended December 31, 2012 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $700,000 to $4.0 million at December 31, 2011 from $4.0 million at December 31, 2012. Also, net charge-offs decreased $43,000 from December 31, 2011. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

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

	For Years Ended December 31,
	2013			2012			2011
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate	$2,922	63.6%	72.7%	$2,626	60.2%	72.9%	$2,571	56.2%	73.3%
Construction	529	11.5%	9.2%	595	13.6%	8.5%	615	13.4%	8.3%
Commercial and industrial	1,110	24.2%	17.7%	1,099	25.2%	18.0%	1,343	29.4%	17.8%
Consumer	35	0.7%	0.4%	44	1.0%	0.6%	47	1.0%	0.6%
Unallocated	—	—	—	—	—	—	—	—	—
Total allowance for loan ====losses	$4,596	100.0%	100.0%	$4,364	100.0%	100.0%	$4,576	100.0%	100.0%

	For Years Ended December 31,
	2010			2009
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate	$2,424	54.7%	74.9%	$2,105	51.6%	74.0%
Construction	550	12.4%	7.6%	811	19.9%	9.0%
Commercial and industrial	1,429	32.3%	16.8%	1,124	27.6%	16.0%
Consumer	28	0.6%	0.7%	37	0.9%	1.0%
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$4,431	100.0%	100.0%	$4,077	100.0%	100.0%

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

	At or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$4,364	$4,576	$4,431	$4,077	$3,333
Charged-off loans:
Residential real estate	(183)	(98)	(87)	(118)	(93)
Residential construction	(62)	—	(76)	(107)	—
Commercial real estate	(68)	(65)	(164)	(332)	—
Commercial and industrial	(117)	(406)	(317)	(266)	(9)
Home equity	(10)	(35)	(6)	—	—
Consumer	(53)	(74)	(65)	(109)	(69)
Total charged off loans	(493)	(678)	(715)	(932)	(171)
Recoveries on loans previously charged-off:
Residential real estate	1	1	—	—	—
Residential construction	—	—	—	—	—
Commercial real estate	247	—	—	—	—
Commercial and industrial	38	4	—	38	—
Home equity	—	—	—	—	—
Consumer	14	19	18	25	18
Total recoveries	300	24	18	63	18
Net loans charged off	(193)	(654)	(697)	(869)	(153)
Provision for loan losses	425	442	842	1,223	897
Allowance for loan losses, end of period	$4,596	$4,364	$4,576	$4,431	$4,077

Net loans charged-off to average loans, net	0.04%	0.14%	0.16%	0.20%	0.04%
Allowance for loan losses to total loans (1)	0.94%	0.93%	1.02%	1.02%	0.95%
Allowance for loan losses to nonperforming loans ==(2)	67.25%	109.46%	97.13%	68.49%	84.17%
Net loans charged-off to allowance for loan losses	4.20%	14.99%	15.23%	19.61%	3.75%
Recoveries to charge-offs	60.85%	3.54%	2.52%	6.76%	10.53%

(1)	Total loans equals net loans plus the allowance for loan losses.

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

The following table reflects changes in estimated net interest income for the Company at December 31, 2013 through December 31, 2014.

Changes In Interest Rates (Basis Points)	Net Interest Income	Dollar Change in Estimated Net Interest Income Over Twelve Months	Percentage Change in Estimated Net Interest Income Over Twelve Months
Up 500 - 24 Months	$19,032	$15	0.1%
Up 400 - 24 Months	19,127	110	0.6%
Up 300 - 12 Months	19,450	433	2.2%
Up 200 - instantaneous	19,364	347	1.8%
Up 100 - instantaneous	19,196	179	0.9%
Base	19,017	—	—%
Down 100 - 12 Months	18,422	(595)	(3.2)%

As indicated in the table above, a 100 basis point decrease in interest rates is estimated to decrease net interest income by 3.2%. A 100 and 200 basis point instantaneous increase in interest rates is projected to increase net interest income by 0.9% and 1.8%, respectively. A 300 basis point gradual increase in interest rates over a 12 month period is projected to increase net interest income by 2.2%. A 400 and 500 basis point increase in interest rates over a 24-month period is estimated to increase net interest income by 0.6% and 0.1% in the first 12 months.

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

The Company's most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, total Bank cash and cash equivalents totaled $12.3 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $602,000 at December 31, 2013. Other liquid assets as of December 31, 2013 include: U.S. Treasury securities and collateralized mortgage obligations, of $5.6 million, and certificates of deposit of $8.4 million.

On December 31, 2013, we had $45.0 million of borrowings outstanding with the FHLB and we had the ability to borrow an additional $37.9 million based on the collateral pledged to the FHLB. The Company is able to pledge additional collateral to increase the availability of FHLB borrowings to 50% of its asset base. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $47.4 million at December 31, 2013. In addition, at December 31, 2013 we had the following contingency funding sources available: a $2.0 million available line of credit with the FHLB, and an unsecured line of credit of $4.0 million with Bankers Bank, N.E. During the year ended December 31, 2013, we did not utilize any of these three contingency funding sources. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.
At December 31, 2013, we had $127.9 million in loan commitments outstanding, which consisted of: $12.7 million in commercial loan commitments; $4.2 million of mortgage loan commitments; $1.1 million in home equity and consumer commitments; $29.3 million in unadvanced construction loan commitments; $79.3 million in unused lines of credit; and $1.3 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2013 totaled $92.2 million, or 58.7% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2013:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In Thousands)
Long-term debt	$44,992	$3,802	$21,190	$17,000	$3,000
Operating lease obligations	5,183	452	892	887	2,952
Other long-term liabilities reflected on the
Company's balance sheet under GAAP	—	—	—	—	—
Total	$50,175	$4,254	$22,082	$17,887	$5,952

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

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity increased $2.3 million, or 2.5%, from $90.0 million, or 15.0% of total assets, at December 31, 2012 to $92.2 million, or 15.7% of total assets, at December 31, 2013. The Company's increase in stockholders' equity of 2.5% was primarily as a result of $2.6 million in net income, a $303,000, or 7.8%, increase in stock-based compensation, and an increase of $255,000, or 8.4%, in additional paid-in-capital, partially offset by the $1.0 million cash dividend paid in 2013 to the stockholders. In 2013, the Company repurchased 13,700 shares of the Company’s common stock at a cost of $242,000 and an average per share price of $17.60 and released 21,000 shares to fund employee stock option exercises at an average price per share of $17.55.

Our capital management strategies allowed us to increase the Company's tangible book value per share by $0.40, or 2.4%, to $16.97 at December 31, 2013 compared to $16.57 at December 31, 2012. During 2012 and 2011, the Company repurchased approximately $4.4 million, or 307,718 shares, and $3.9 million, or 275,675 shares, of the Company's stock, respectively.

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

For the years ended December 31, 2013 and 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2013 Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)
Equity compensation plans
approved by security holders	669,798	$14.58	40,374

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	669,798	$14.58	40,374

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

1.      Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2013 and 2012
-	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
-	Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
-	Notes to Consolidated Financial Statements

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

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 14, 2014
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 14, 2014
William J. Wagner	and Chief Executive Officer
(principal executive officer)

/s/ Guida R. Sajdak	Senior Vice President, Chief	March 14, 2014
Guida R. Sajdak	Financial Officer and Treasurer
(principal financial and chief
accounting officer)
/s/ James P. Lynch	Director	March 14, 2014
James P. Lynch
/s/ William D. Masse	Director	March 14, 2014
William D. Masse
/s/ William J. Giokas	Director	March 14, 2014
William J. Giokas
/s/ Gregg F. Orlen	Director	March 14, 2014
Gregg F. Orlen
/s/ Judith T. Tremble	Director	March 14, 2014
Judith T. Tremble
/s/ Thomas J. Bardon	Director	March 14, 2014
Thomas J. Bardon
/s/ James H. Bugbee	Director	March 14, 2014
James H. Bugbee
/s/ Douglas K. Engebretson	Director	March 14, 2014
Douglas K. Engebretson
/s/ Gary G. Fitzgerald	Director	March 14, 2014
Gary G. Fitzgerald
/s/ Paul C. Picknelly	Director	March 14, 2014
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2013, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We have also audited Chicopee Bancorp, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chicopee Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with GAAP. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in COSO.

Berry Dunn McNeil & Parker, LLC
Portland, Maine

March 14, 2014

 CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS	(In Thousands, except share data)
Cash and due from banks	$9,100	$11,073
Federal funds sold	426	3,372
Interest-bearing deposits with the Federal Reserve Bank of Boston	9,389	25,163
Cash and cash equivalents	18,915	39,608

Available-for-sale securities, at fair value	602	621
Held-to-maturity securities, at cost (fair value $49,338 and $67,108
at December 31, 2013 and 2012, respectively)	48,606	59,568
Federal Home Loan Bank stock, at cost	3,914	4,277
Loans receivable, net of allowance for loan losses ($4,596 at
December 31, 2013 and $4,364 at December 31, 2012)	485,619	465,211
Loans held for sale	70	—
Other real estate owned	407	572
Mortgage servicing rights	381	368
Bank owned life insurance	14,173	13,807
Premises and equipment, net	9,181	9,459
Accrued interest receivable	1,609	1,567
Deferred income tax asset	3,042	3,252
FDIC prepaid insurance	—	467
Other assets	1,208	1,205
Total assets	$587,727	$599,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$90,869	$75,407
NOW accounts	40,774	36,711
Savings accounts	49,755	48,882
Money market deposit accounts	111,126	127,730
Certificates of deposit	157,242	177,447
Total deposits	449,766	466,177

Securities sold under agreements to repurchase	—	9,763
Advances from Federal Home Loan Bank	44,992	33,332
Accrued expenses and other liabilities	739	741
Total liabilities	495,497	510,013

Commitments and contingencies (Notes 10,11,12,13,15,16,17 and 21)
Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued;
5,435,885 outstanding at December 31, 2013 and 5,428,585 outstanding at December 31, 2012)	72,479	72,479
Treasury stock, at cost (2,003,483 shares at December 31, 2013 and
2,010,783 shares at December 31, 2012)	(26,435)	(26,567)
Additional paid-in capital	3,299	3,044
Unearned compensation (restricted stock awards)	(12)	(18)
Unearned compensation (Employee Stock Ownership Plan)	(3,571)	(3,868)
Retained earnings	46,418	44,873
Accumulated other comprehensive income	52	26
Total stockholders' equity	92,230	89,969
Total liabilities and stockholders' equity	$587,727	$599,982

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In Thousands, except share data)
Interest and dividend income:
Loans, including fees	$21,324	$22,649	$23,186
Interest and dividends on securities	1,690	1,684	1,615
Other interest-earning assets	55	64	49
Total interest and dividend income	23,069	24,397	24,850

Interest expense:
Deposits	3,635	4,412	5,198
Securities sold under agreements to repurchase	9	13	36
Other borrowed funds	705	1,202	1,668
Total interest expense	4,349	5,627	6,902

Net interest income	18,720	18,770	17,948
Provision for loan losses	425	442	842
Net interest income after provision for loan losses	18,295	18,328	17,106

Non-interest income:
Service charges, fee and commissions	2,210	2,228	1,964
Loan sales and servicing, net	622	667	373
Net gain on sales of available-for-sale securities	37	—	12
Loss on sale of other real estate owned	(158)	(249)	(126)
Other than temporary impairment charge	—	(37)	—
Income from bank owned life insurance	366	380	395
Other non-interest income	23	34	32
Total non-interest income	3,100	3,023	2,650

Non-interest expenses:
Salaries and employee benefits	10,165	10,429	10,895
Occupancy expenses	1,575	1,476	1,534
Furniture and equipment	783	798	728
FDIC insurance assessment	231	357	537
Data processing	1,244	1,119	1,166
Professional fees	652	550	547
Advertising	573	594	571
Stationery, supplies and postage	291	337	362
Other non-interest expense	2,641	2,645	2,394
Total non-interest expenses	18,155	18,305	18,734

Income before income tax expense (benefit)	3,240	3,046	1,022
Income tax expense (benefit)	687	581	(78)
Net income	$2,553	$2,465	$1,100

Earnings per share:
Basic	$0.51	$0.49	$0.21
Diluted	$0.50	$0.48	$0.21
Adjusted weighted average common shares outstanding
Basic	5,037,783	5,072,875	5,335,811
Diluted	5,129,527	5,088,734	5,361,115

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Net income	$2,553	$2,465	$1,100
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net unrealized holding gains (losses) arising during period	77	8	(37)
Other than temporary impairment charge realized in income (1)	—	37	—
Reclassification adjustment for gains realized in net income (1)	(37)	—	(12)
Tax effect	(14)	(16)	17
Total other comprehensive income (loss), net of tax	26	29	(32)
Total comprehensive income	$2,579	$2,494	$1,068

(1) Reclassified into the consolidated statements of income in net gain on sales of available-for-sale securities and other than temporary impairment charge.

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 Years Ended December 31, 2013, 2012, and 2011

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (Equity Incentive Plan)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(In Thousands, except number of shares)
Balance at December 31, 2010	$72,479	$(18,295)	$2,255	$(1,431)	$(4,463)	$41,308	$29	$91,882
Comprehensive income:
Net income	—	—	—	—	—	1,100	—	1,100
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $17)	—	—	—	—	—	—	(32)	(32)
Total comprehensive income	—	—	—	—	—	—	—	1,068
Treasury stock purchased (275,675 shares)	—	(3,895)	—	—	—	—	—	(3,895)
Stock options exercised	—	—	(6)	—	—	—	—	(6)
Stock option expense	—	—	415	—	—	—	—	415
Change in unearned compensation:
Restricted stock award expense	—	—	19	885	—	—	—	904
Common stock held by ESOP committed to be released	—	—	117	—	297	—	—	414
Balance at December 31, 2011	72,479	(22,190)	2,800	(546)	(4,166)	42,408	(3)	90,782

Comprehensive income:
Net income	—	—	—	—	—	2,465	—	2,465
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $16)	—	—	—	—	—	—	29	29
Total comprehensive income	—	—	—	—	—	—	—	2,494
Treasury stock purchased (307,718 shares)	—	(4,377)	—	—	—	—	—	(4,377)
Adjustment to treasury shares				32				32
Stock options exercised	—	—	(53)	—	—	—	—	(53)
Stock option expense	—	—	278	—	—	—	—	278
Change in unearned compensation:
Restricted stock award expense	—	—	(113)	496	—	—	—	383
Common stock held by ESOP committed to be released	—	—	132	—	298	—	—	430
Balance at December 31, 2012	72,479	(26,567)	3,044	(18)	(3,868)	44,873	26	89,969

Comprehensive income:
Net income	—	—	—	—	—	2,553	—	2,553
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $14)	—	—	—	—	—	—	26	26
Total comprehensive income	—	—	—	—	—	—	—	2,579
Treasury stock purchased (13,700 shares)	—	(242)	—	—	—	—	—	(242)
Stock options exercised	—	374	(75)	—	—	—	—	299
Stock option expense	—	—	118	—	—	—	—	118
Change in unearned compensation:
Restricted stock award expense	—	—	—	6	—	—	—	6
Common stock held by ESOP committed to be released	—	—	212	—	297	—	—	509
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,008)	—	(1,008)

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:	(In Thousands)
Net income	$2,553	$2,465	$1,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	945	906	988
Gain on disposal of premises and equipment	(24)	—	—
Provision for loan losses	425	442	842
Increase in cash surrender value of life insurance	(366)	(380)	(395)
Net realized gain on sales of available-for-sale securities	(37)	—	(12)
Other than temporary impairment charge	—	37	—
Realized gains on sales of mortgages	(193)	(187)	(180)
Net loss on sales and write downs of other real estate owned	158	249	126
Net change in loans originated for resale	(70)	1,635	253
Deferred income taxes	196	(375)	(408)
Decrease in FDIC prepaid insurance	467	357	537
(Increase) decrease in other assets	(35)	233	21
(Increase) decrease in accrued interest receivable	(42)	(40)	371
(Decrease) increase in other liabilities	(2)	199	242
Stock option expense	118	278	415
Change in unearned compensation	515	813	1,318
Net cash provided by operating activities	4,608	6,632	5,218
Cash flows from investing activities:
Additions to premises and equipment	(439)	(437)	(351)
Loan originations and principal collections, net	(21,470)	(22,821)	(15,301)
Proceeds from sales of other real estate owned	644	730	543
Proceeds from sales of available-for-sale securities	97	—	17
Purchases of available-for-sale securities	—	—	(304)
Purchases of held-to-maturity securities	(27,015)	(49,833)	(98,864)
Maturities of held-to-maturity securities	36,390	62,182	92,330
Proceeds from principal paydowns of held-to-maturity securities	1,595	1,928	2,404
Net redemption of FHLB stock	362	213	—
Net cash used in investing activities	(9,836)	(8,038)	(19,526)
Cash flows from financing activities:
Net (decrease) increase in deposits	(16,411)	12,800	61,440
Net decrease in securities sold under agreements to repurchase	(9,763)	(2,577)	(5,632)
Proceeds from long-term FHLB advances	21,000	—	—
Payments on long-term FHLB advances	(9,340)	(25,933)	(12,350)
Treasury stock purchased	(242)	(4,377)	(3,895)
Stock options exercised	299	(53)	(6)
Adjustment to treasury shares	—	32	—
Cash dividends paid on common stock	(1,008)	—	—
Net cash (used in) provided by financing activities	(15,465)	(20,108)	39,557

Net (decrease) increase in cash and cash equivalents	(20,693)	(21,514)	25,249

Cash and cash equivalents at beginning of year	39,608	61,122	35,873

Cash and cash equivalents at end of year	$18,915	$39,608	$61,122

Supplemental cash flow information:
Interest paid on deposits	$3,635	$4,412	$5,198
Interest paid on borrowings	715	1,287	1,734
Income taxes paid	571	767	123
Transfers from loans to other real estate owned	636	639	1,318
Gain on acquisition of other real estate owned	—	34	32

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011
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

For declines in the fair value of individual debt available-for-sale securities below their cost that are deemed to be other-than-temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is determined to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the difference between the security’s cost basis and its fair value at the balance sheet date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2013 and 2012, no impairment has been recognized.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans

The Company grants residential real estate, commercial and consumer loans to customers. Residential real estate loans include residential loans secured by owner-occupied, first lien real estate and residential construction loans. Commercial and industrial loans include commercial real estate, commercial and industrial, commercial construction and residential investment loans. Consumer loans include second mortgages, home improvement loans, equity loans, automobile and, to a lesser extent, personal loans. For purposes of evaluating the risk in the loan portfolio, management identified the following loan classes, which are used in evaluating the adequacy of the allowance for loan losses: residential real estate, residential construction, commercial real estate, commercial construction, commercial and industrial, consumer and home equity loans.

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

Delinquency and nonaccrual

The Company considers all loan classes past due greater than 30 days delinquent based on the contractual terms of the loan and factored on a 30-day month. Management continuously monitors delinquency and nonaccrual levels and trends. The accrual of interest on residential real estate, commercial real estate, construction and commercial and industrial loans is discontinued at the earlier of when reasonable doubt exists as to the full collection of interest and principal or at the time the loan is 90 days past due or earlier if the loan is considered impaired. Other loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Nonaccrual loans, including modified loans, are returned to accrual status when the borrower has shown the ability and an acceptable history of repayment and when subsequent performance reduces the concern as to the collectability of principal and interest. In order to demonstrate the ability and acceptable history of repayment, the borrower must be current with the payments in accordance with the loan terms for a minimum of six months as determined on a case-by-case basis.

Loans charged off

Commercial and industrial loans. Loans past due more than 120 days are considered for one of three options: charge off the balance of the loan, charge off any excess balance over the fair value of the collateral securing the loan, or continue collection efforts subject to a monthly review until either the balance is collected or a charge-off recommendation can be reasonably made.

Residential loans. In general, a charge-off will not be recommended until a potential shortfall can be determined upon receipt of an updated appraisal and/or title to the property. However, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as a loss in the allocation of loan loss reserves and charged off when the property is acquired before being transferred to OREO.

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

Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the probable loss exposure in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management. Qualitative factors or risks considered in evaluating the adequacy of the allowance for loan losses for all loan classes include historical loss experience; levels and trends in delinquencies, nonaccrual loans, impaired loans and net charge-offs; the character and size of the loan portfolio; effects of any changes in underwriting policies; experience of management and staff; current economic conditions and the effect on borrowers; effects of changes in credit concentrations; and management’s

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimation of probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, special mention, or loss. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. There was no unallocated component of the allowance at December 31, 2013 and 2012.

There were no changes in the allowance for loan losses methodology during the year ended December 31, 2013.

Impairment

Loans individually considered for impairment include all classes of commercial and residential, as well as home equity loans. These loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Other real estate owned

The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as OREO in its consolidated financial statements. The Company generally obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals, at least annually, to ensure any material change in market conditions or the physical aspects of the property are recognized. When property is placed in OREO, it is recorded at fair value less estimated cost to sell at the date of foreclosure or acceptance of deed-in-lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired.

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

Equity Incentive Plan

The Company expenses compensation cost associated with share-based payment transactions, such as options and restricted stock awards, in the consolidated financial statements over the requisite service (vesting) period.

Advertising

Advertising costs are expensed as incurred.

Earnings per common share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less treasury shares, unallocated shares of the Chicopee Savings Bank ESOP, and nonvested restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents and their respective participation rights in undistributed earnings. The Company’s stock options and stock awards receive non-forfeitable dividends at the same rate as common stock. During the year ended December 31, 2013 the Company announced its first cash dividend payout to shareholders. The Company paid a quarterly cash dividend of $0.05. There were no dividends paid in 2012 or 2011. The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Years Ended December 31,
	2013	2012	2011
Net income (in thousands)	$2,553	$2,465	$1,100
Weighted average number of common shares
issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,013,461)	(1,918,041)	(1,569,482)
Less: average number of unallocated ESOP shares	(386,848)	(416,605)	(446,363)
Less: average number of nonvested restricted stock awards	(1,276)	(31,847)	(87,712)

Adjusted weighted average number of common shares outstanding	5,037,783	5,072,875	5,335,811
Plus: dilutive nonvested restricted stock awards	395	15,358	24,938
Plus: dilutive outstanding stock options	91,349	501	366
Weighted average number of diluted shares outstanding	5,129,527	5,088,734	5,361,115
Net income per share:
Basic- common stock	$0.51	$0.49	$0.21
Basic- unvested share-based payment awards	$0.51	$0.49	$0.21
Diluted- common stock	$0.50	$0.48	$0.21
Diluted- unvested share-based payment awards	$0.50	$0.48	$0.21

There were 97,000, 583,198, and 556,198 stock options for the years ended December 31, 2013, 2012, and 2011, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Other than matters of presentation, the adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASC No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that an in substance repossession or foreclosure occurs, and a credit is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the credit obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company does not believe such ASU will have a material effect on the Company's consolidated financial statements for the interim and annual periods in 2014, other than the additional disclosures required.

Reclassifications

Certain amounts in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or deposits with the Federal Reserve Bank of Boston.  At December 31, 2013 and 2012, these reserve balances amounted to $8.5 million and $3.9 million, respectively, and are included in cash and due from banks.

3.	SECURITIES

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$522	$80	$—	$602
Total available-for-sale securities	$522	$80	$—	$602
Held-to-maturity securities
U.S. Treasury securities	$5,000	$—	$—	$5,000
Industrial revenue bonds	34,588	681	—	35,269
Certificates of deposit	8,373	15	—	8,388
Collateralized mortgage obligations	645	36	—	681
Total held-to-maturity securities	$48,606	$732	$—	$49,338

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$581	$40	$—	$621
Total available-for-sale securities	$581	$40	$—	$621
Held-to-maturity securities
U.S. Treasury securities	$13,691	$2	$—	$13,693
Industrial revenue bonds	35,656	7,481	—	43,137
Certificates of deposit	9,041	4	—	9,045
Collateralized mortgage obligations	1,180	53	—	1,233
Total held-to-maturity securities	$59,568	$7,540	$—	$67,108

Non-marketable securities
Federal Home Loan Bank stock	$4,277	$—	$—	$4,277
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,460	$—	$—	$4,460

At December 31, 2013 there were no securities pledged as collateral to support securities sold under agreements to repurchase. The repurchase agreement product was discontinued as of October 1, 2013. The corresponding customer balances were transferred to demand deposits.

At December 31, 2012, securities with an amortized cost of $12.6 million, were pledged as collateral to support securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$13,373	$13,388
From 1 to 5 years	615	650
From 5 to 10 years	8,059	8,258
Over 10 years	26,559	27,042
	$48,606	$49,338

Proceeds from sales of available-for-sale securities during the years ended December 31, 2013 and 2011 amounted to $97,000 and $17,000, respectively. There were no sales of available-for-sale securities during the year ended December 31, 2012. Gross realized gains of $37,000 and $12,000 were realized during the years ended December 31, 2013 and 2011, respectively. There were no gross realized losses for the years ended December 31, 2013 and 2011. The tax provision applicable to these net realized gains in 2013 and 2011 was $14,000 and $4,000, respectively.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is OTTI. Securities are evaluated individually based on guidelines established by FASB, and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether OTTI has occurred, including the expectation of receipt of all principal and interest due.

For the year ended December 31, 2013 and 2011, management determined that there were no securities other-than-temporarily impaired.

During the year ended December 31, 2012, management determined that three equity securities issued by one company in the financial industry had other-than-temporary impairment for which a charge was recorded in the amount of $37,000. Management evaluated these securities according to the Company’s OTTI policy and determined the declines in value to be other-than-temporary.

Unrealized Losses on Investment Securities

There were no continuous unrealized losses for the years ended December 31, 2013 and 2012, respectively.

U.S. Treasury Securities.
There were no unrealized losses within the U.S. Treasury securities category at December 31, 2013 and 2012.

Collateralized Mortgage Obligations (“CMO”).
As of December 31, 2013 and 2012, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $36,000 and $53,000 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had eight CMO bonds, or six individual issues, with an aggregate book value of $645,000. There were no bonds with a FICO score of less than 650. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2012, the Company had nine CMO bonds, or 12 individual issues, with an aggregate book value of $1.2 million, which included one bond, with a FICO score of less than 650. This risk is mitigated by loan-to-value ratios of less than 65%. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Industrial Revenue Bonds ("IRBs").
As of December 31, 2013 and 2012, there were no unrealized losses within the IRB portfolio. As of December 31, 2013, the Company had six tax-exempt IRBs, with an aggregate book value of $34.6 million. As of December 31, 2012, the Company had six IRBs, with an aggregate book value of $35.7 million.

Marketable Equity Securities.
As of December 31, 2013 and 2012, there were no unrealized losses within the equity securities portfolio. As of December 31, 2013 and 2012, the portfolio ended the year with a net unrealized gain of $80,000 and $40,000, respectively.

Non-Marketable Securities.
The Company is a member of the FHLB, a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company's level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2013 and 2012, the Company's investment in FHLB stock totaled $3.9 million and $4.3 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership. As of December 31, 2013 and 2012, the Company received $15,000 and $22,000, in dividend income from its FHLB stock investment, respectively. On February 22, 2012, the FHLB announced that the Board of Directors approved the repurchase of excess capital stock from its members. On March 11, 2013, the FHLB repurchased $362,000 of FHLB stock, representing 3,624 shares.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013. The Company will continue to monitor its investment in FHLB stock.

Banker's Bank Northeast stock is carried at cost and is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of December 31, 2013 and 2012, the Company's investment in Banker's Bank Northeast totaled $183,000.

4.    LOANS

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	December 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(In Thousands)
Real estate loans:
Residential real estate¹	$112,524	23.0%	$120,265	25.7%
Home equity	32,091	6.6%	31,731	6.8%
Commercial	211,161	43.1%	189,472	40.4%
Total	355,776	72.7%	341,468	72.9%
Construction-residential	6,130	1.3%	4,334	0.9%
Construction-commercial	38,441	7.9%	35,781	7.6%
Total construction	44,571	9.2%	40,115	8.5%
Total real estate loans	400,347	81.9%	381,583	81.4%
Consumer loans	2,405	0.4%	2,492	0.6%
Commercial and industrial loans	86,540	17.7%	84,583	18.0%
Total loans	489,292	100.0%	468,658	100.0%
Deferred loan origination costs, net	923		917
Allowance for loan losses	(4,596)		(4,364)
Loans, net	$485,619		$465,211

¹ Excludes loans held for sale of $70,000 at December 31, 2013. There were no loans held for sale at December 31, 2012.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan classes: commercial real estate, commercial construction and commercial and industrial. The risks evaluated in determining an adequate credit risk rating, include the financial strength of the borrower and the collateral securing the loan. Commercial loans, including commercial and industrial, commercial real estate and commercial construction loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention through loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2013:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,483	$27,969	$200,096	$305,548
Special mention	4,050	6,584	3,594	14,228
Substandard	5,007	3,888	7,471	16,366
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial and industrial loans	$86,540	$38,441	$211,161	$336,142

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$109,865	$6,130		$115,995
Substandard (accruing)	244	—		244
Substandard (nonaccrual)	2,415	—		2,415
Total residential loans	$112,524	$6,130		$118,654

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,397	$31,798		$34,195
Substandard (accruing)	—	50		50
Substandard (nonaccrual)	8	243		251
Total consumer loans	$2,405	$32,091		$34,496

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2012:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$75,656	$23,214	$178,337	$277,207
Special mention	8,006	8,164	7,529	23,699
Substandard	874	4,403	3,606	8,883
Doubtful	47	—	—	47
Loss	—	—	—	—
Total commercial loans	$84,583	$35,781	$189,472	$309,836

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$117,678	$4,003		$121,681
Substandard (nonaccrual)	2,587	331		2,918
Total residential loans	$120,265	$4,334		$124,599

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,468	$31,635		$34,103
Nonperforming (nonaccrual)	24	96		120
Total consumer loans	$2,492	$31,731		$34,223

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision (reduction) for loan losses	296	63	(24)	(67)	90	30	37	425
Recoveries	1	—	247	—	38	14	—	300
Loans charged off	(183)	(62)	(68)	—	(117)	(53)	(10)	(493)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Ending balance allowance for loan losses
Collectively evaluated for impairment	$407	$94	$2,109	$435	$1,100	$35	$137	$4,317
Individually evaluated for impairment	243	—	12	—	10	—	14	279
	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Total loans ending balance
Collectively evaluated for impairment	$109,866	$6,130	$206,813	$34,553	$85,168	$2,405	$31,798	$476,733
Individually evaluated for impairment	2,658	—	4,348	3,888	1,372	—	293	12,559
	$112,524	$6,130	$211,161	$38,441	$86,540	$2,405	$32,091	$489,292

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information as of December 31, 2012:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer	Home Equity	Total
	(In Thousands)
Allowance for loan losses
Balance as of December 31, 2011	$549	$89	$1,891	$526	$1,343	$47	$131	$4,576
Provision (reduction) for loan losses	84	4	140	(24)	158	52	28	442
Recoveries	1	—	—	—	4	19	—	24
Loans charged off	(98)	—	(65)	—	(406)	(74)	(35)	(678)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Ending balance allowance for loan losses
Collectively evaluated for impairment	$353	$62	$1,919	$502	$1,099	$44	$124	$4,103
Individually evaluated for impairment	183	31	47	—	—	—	—	261
	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364

Total loans ending balance
Collectively evaluated for impairment	$117,611	$4,003	$186,293	$31,378	$83,917	$2,492	$31,635	$457,329
Individually evaluated for impairment	2,654	331	3,179	4,403	666	—	96	11,329
	$120,265	$4,334	$189,472	$35,781	$84,583	$2,492	$31,731	$468,658

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,535	$1,535	$1,455	$—	$52
Residential construction	—	—	—	—	—
Commercial real estate	4,099	4,232	3,725	—	192
Commercial construction	3,888	3,888	4,068	—	193
Commercial and industrial	1,254	1,584	937	—	44
Consumer	—	—	—	—	—
Home equity	131	131	131	—	4
Total	$10,907	$11,370	$10,316	$—	$485
Impaired loans with a valuation allowance:
Residential real estate	$1,123	$1,123	$1,056	$243	$30
Residential construction	—	—	132	—	—
Commercial real estate	249	249	403	12	23
Commercial construction	—	—	—	—	—
Commercial and industrial	118	118	134	10	3
Consumer	—	—	—	—	—
Home equity	162	162	108	14	1
Total	$1,652	$1,652	$1,833	$279	$57
Total impaired loans:
Residential real estate	$2,658	$2,658	$2,511	$243	$82
Residential construction	—	—	132	—	—
Commercial real estate	4,348	4,481	4,128	12	215
Commercial construction	3,888	3,888	4,068	—	193
Commercial and industrial	1,372	1,702	1,071	10	47
Consumer	—	—	—	—	—
Home equity	293	293	239	14	5
Total	$12,559	$13,022	$12,149	$279	$542

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2012:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,512	$1,512	$1,228	$—	$53
Residential construction	—	—	—	—	—
Commercial real estate	2,835	3,225	3,410	—	141
Commercial construction	4,403	4,403	2,691	—	131
Commercial and industrial	666	891	723	—	25
Consumer	—	—	—	—	—
Home equity	96	96	217	—	5
Total	$9,512	$10,127	$8,269	$—	$355
Impaired loans with a valuation allowance:
Residential real estate	$1,142	$1,142	$722	$183	$48
Residential construction	331	331	265	31	—
Commercial real estate	344	344	422	47	20
Commercial construction	—	—	43	—	—
Commercial and industrial	—	—	623	—	—
Consumer	—	—	—	—	—
Home equity	—	—	34	—	—
Total	$1,817	$1,817	$2,109	$261	$68
Total impaired loans:
Residential real estate	$2,654	$2,654	$1,950	$183	$101
Residential construction	331	331	265	31	—
Commercial real estate	3,179	3,569	3,832	47	161
Commercial construction	4,403	4,403	2,734	—	131
Commercial and industrial	666	891	1,346	—	25
Consumer	—	—	—	—	—
Home equity	96	96	251	—	5
Total	$11,329	$11,944	$10,378	$261	$423

Interest income recognized on impaired loans was $391,000 for the year ended December 31, 2011.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified or are not performing.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,962	$510	$1,063	$4,535	$107,989	$112,524	$2,415
Residential construction	—	—	—	—	6,130	6,130	—
Commercial real estate	662	—	2,802	3,464	207,697	211,161	3,362
Commercial construction	—	—	—	—	38,441	38,441	—
Commercial and industrial	264	149	816	1,229	85,311	86,540	806
Consumer	80	2	6	88	2,317	2,405	8
Home equity	76	8	209	293	31,798	32,091	243
Total	$4,044	$669	$4,896	$9,609	$479,683	$489,292	$6,834

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,568	$160	$1,575	$4,303	$115,962	$120,265	$2,587
Residential construction	—	—	331	331	4,003	4,334	331
Commercial real estate	526	293	609	1,428	188,044	189,472	902
Commercial construction	—	—	—	—	35,781	35,781	—
Commercial and industrial	491	61	47	599	83,984	84,583	47
Consumer	57	—	1	58	2,434	2,492	24
Home equity	128	18	60	206	31,525	31,731	96
Total	$3,770	$532	$2,623	$6,925	$461,733	$468,658	$3,987

Any loan with a payment more than 30 days past due will be considered delinquent.

Nonaccrual loans were $6.8 million and $4.0 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, nonaccrual loans exceed loans greater than 90 days past due by $1.9 million due to nonaccrual loans that have been paid down to less than 90 days delinquent, but are considered nonaccrual until the borrower becomes current with all past due payments. Interest foregone was $527,000, $92,000, and $551,000 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no loans greater than ninety days past due and still accruing at December 31, 2013 and 2012.

TDRs consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs can take the form of a reduction in the stated interest rate, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date, or the reduction of either the interest or principal. Once a loan has been identified as a TDR, it will continue to be reported as a TDR until the loan is paid in full.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of accruing and nonaccruing TDRs by class for the year ended December 31, 2013:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	1	249	249	249
Commercial construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	1	$249	$249	$249

The following is a summary of accruing and nonaccruing TDRs by class for the year ended December 31, 2012:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$125
Residential construction	—	—	—	—
Commercial real estate	3	661	698	696
Commercial construction	—	—	—	—
Commercial and industrial	2	212	212	60
Consumer	1	27	27	23
Home equity	1	38	38	37
Total	8	$1,056	$1,102	$941

TDRs granted in 2013 and 2012 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. The TDRs granted during 2013 and 2012 did not result in a reduction of the recorded investment. TDRs as of December 31, 2013 were in compliance with modified terms. As of December 31, 2012, one commercial and industrial TDR and two commercial real estate TDRs were in default. During 2012, the Company charged off $106,000 related to one commercial TDR. No other loans were charged off after the TDR modification.

The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances. The reserve balance is typically calculated using the present value of future cash flows or using the fair value of the collateral method if sufficient borrower cash flow cannot be identified. As of December 31, 2013 specific reserves related to TDRs that were granted during 2013 was $12,000.

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

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $97.6 million and $87.1 million at December 31, 2013 and 2012, respectively. The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from changes in mortgage interest rates. Net gains realized on the sale of loans were $194,000, $187,000, and $180,000 for the years ended December 31,

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013, 2012 and 2011, respectively.  The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2013, 2012 and 2011, was $381,000, $368,000 and $344,000, respectively. At December 31, 2013, 2012 and 2011, the fair value of these rights was $831,000, $444,000 and $360,000, respectively. There was no valuation allowance at December 31, 2013. At December 31, 2012, the valuation allowance was $32,000.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2013, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.11%), weighted average servicing fee (0.2505)%, and net cost to service loans ($42.42 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance at the beginning of year	$368	$344	$306
Capitalized mortgage servicing rights	194	187	180
Change in valuation allowance	32	20	18
Amortization	(213)	(183)	(160)
Balance at the end of year	$381	$368	$344

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2013	2012
	(In Thousands)
Land	$1,529	$1,529
Buildings	9,823	9,752
Leasehold improvements	1,461	1,447
Furniture and equipment	6,064	5,950
	18,877	18,678
Accumulated depreciation	(9,696)	(9,219)
Premises and equipment, net	$9,181	$9,459

Depreciation expense related to premises and equipment for the years ended December 31, 2013, 2012 and 2011 amounted to $717,000, $714,000 and $719,000, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

A summary of deposit balances by type is as follows:

	December 31,
	2013	2012
	(In Thousands)
Demand deposits	$90,869	$75,407
NOW accounts	40,774	36,711
Savings accounts	49,755	48,882
Money market deposit accounts	111,126	127,730
Total non-certificate accounts	292,524	288,730
Certificate accounts less than $100,000	79,829	87,787
Certificate accounts $100,000 or more	77,413	89,660
Total certificate accounts	157,242	177,447
Total deposits	$449,766	$466,177

A summary of certificate accounts by maturity is as follows:

	December 31, 2013		December 31, 2012
	(In Thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2013	$—	—	$91,224	1.33%
2014	92,172	1.29%	40,292	2.40%
2015	29,626	2.13%	23,770	2.58%
2016	19,357	1.75%	16,925	1.93%
2017	5,772	1.31%	5,236	1.38%
2018	10,315	1.16%	—	—
	$157,242	1.49%	$177,447	1.80%

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities and are summarized as follows:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Balance at end of year	$—	$9,763
Average amount outstanding during the year	7,243	9,027
Interest expense incurred during the year	9	13
Maximum amount outstanding at any month-end	15,312	12,982
Weighted average interest rate during the year	0.12%	0.14%
Weighted average interest rate on end of year balances	—%	0.12%

There were no securities pledged to secure repurchase agreements at December 31, 2013. Repurchase agreements are no longer being offered by the Company as of October 1, 2013. The corresponding customer balances were transferred to demand deposit accounts. At December 31, 2012, securities with a carrying value of $12.6 million, were pledged to secure repurchase agreements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB consist of the following:

		December 31, 2013		December 31, 2012
		Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(In Thousands)
Fixed-rate FHLB advances maturing:
2014	(a)	$3,802	2.20%	$8,746	2.24%
2015	(a)	9,001	1.47%	9,045	1.94%
2016	(a)	6,317	1.75%	4,031	2.39%
2017	(a)	5,872	2.19%	6,510	2.23%
2018	(a)	5,000	3.69%	5,000	3.69%
2019		9,000	1.33%	—	—%
2020	(a)	3,000	1.68%	—	—%
2021	(a)	3,000	2.00%	—	—%
Total FHLB advances		$44,992	1.93%	$33,332	2.39%

(a) Includes amortizing advances requiring monthly principal and interest payments.

FHLB advances are secured primarily by a blanket lien on qualified one- to four-family residential real estate, certain pledged commercial real estate loans and the Company’s holding of FHLB stock.  At December 31, 2013 and 2012, the Company was in compliance with the FHLB collateral requirements. At December 31, 2013, the Company pledged $139.0 million of collateral to the FHLB.

At December 31, 2013, the Company had the ability to borrow an additional $37.9 million based on the collateral pledged to the FHLB.  In addition, the Company is able to pledge additional collateral to increase the advance availability with the FHLB.

The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to manage interest rate risk. At December 31, 2013, all of the Company’s outstanding FHLB advances were at fixed interest rates ranging from 0.72% to 3.69%. At December 31, 2012, all of the Company's outstanding FHLB advances were at fixed interest rates ranging from 1.27% to 3.69%.

On December 24, 2012, the Company restructured $6.7 million of FHLB advances. In executing this restructuring of FHLB advances, the Company incurred a prepayment penalty of $202,000, which was blended with the effective rate and will be amortized over the life of the restructured advances.

At December 31, 2013, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million and an unsecured line of credit of $4.0 million with Banker’s Bank Northeast. In addition, the Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was $47.4 million at December 31, 2013. At December 31, 2013, there were no amounts outstanding under these lines of credit.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Current tax expense
Federal	$367	$726	$233
State	124	230	97
	491	956	330
Deferred tax (benefit) expense
Federal	160	(275)	1,350
State	49	(80)	(77)
	209	(355)	1,273

Change in valuation reserve	(13)	(20)	(1,681)
	196	(375)	(408)
Income tax expense (benefit)	$687	$581	$(78)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.5%	3.2%	1.3%
Dividends received deduction	(0.2)%	(0.2)%	(0.5)%
Change in valuation allowance	(0.4)%	(0.7)%	(164.5)%
Tax-exempt interest	(16.1)%	(16.7)%	(44.8)%
Bank owned life insurance	(3.8)%	(4.2)%	(13.1)%
Stock-based compensation	3.4%	2.9%	9.0%
Expiration of contribution carryover	—%	—%	170.8%
Other, net	0.8%	0.8%	(1.9)%
Effective tax rate	21.2%	19.1%	(9.7)%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2013	2012
	(In Thousands)
Gross deferred tax assets
Capital loss carryforward	$54	$67
Allowance for loan losses	1,835	1,873
Employee benefit and stock-based compensation plans	912	878
Nonaccrual interest	108	280
OREO	161	157
Alternative minimum tax credit	540	519
Depreciation	—	25
Other	139	67
Gross deferred tax assets	3,749	3,866
Gross deferred tax liabilities
Deferred loan costs	(369)	(373)
Mortgage servicing rights	(151)	(160)
Depreciation	(105)	—
Unrealized gain on available-for-sale securities	(28)	(14)
Gross deferred tax liabilities	(653)	(547)
Net deferred tax asset	3,096	3,319
Valuation allowance	(54)	(67)
Net deferred tax asset	$3,042	$3,252

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$67	$87	$1,768
Change generated by current
year's operations	(13)	(20)	(1,681)
Balance at end of year	$54	$67	$87

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

As of December 31, 2013, a valuation reserve of $54,000 has been established against the deferred tax asset related to the uncertain utilization of the capital loss carryforward.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax returns for the years ended December 31, 2010, 2011, 2012 and 2013 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2013, 2012 and 2011.

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

Credit-related financial instruments

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2013	2012
	(In Thousands)
Commitments to grant loans	$17,904	$18,081
Unfunded commitments for construction loans	29,339	8,831
Unfunded commitments under lines of credit	79,306	76,760
Standby letters of credit	1,311	1,449

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

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.3 million and $1.4 million at December 31, 2013 and 2012, respectively and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2013 and 2012 was not material.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2013, future minimum operating lease commitments pertaining to banking premises are as follows:

(In Thousands)
2014	$452
2015	449
2016	443
2017	463
2018	424
Thereafter	2,952

$5,183

The leases contain options to extend for periods from one to five years. Total rent expense, including common area charges, for the years ended December 31, 2013, 2012 and 2011 approximated $496,000, $484,000, and $486,000, respectively.

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

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2013 will have no material effect on the Company's consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented below.

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013:
Total Capital to Risk Weighted Assets
Company	$96,446	19.6%	$39,424	8.0%	N/A	N/A
Bank	$85,931	17.5%	$39,339	8.0%	$49,173	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$91,814	18.6%	$19,712	4.0%	N/A	N/A
Bank	$81,299	16.5%	$19,669	4.0%	$29,504	6.0%
Tier 1 Capital to Average Assets
Company	$91,814	15.8%	$23,210	4.0%	N/A	N/A
Bank	$81,299	14.0%	$23,172	4.0%	$28,965	5.0%

As of December 31, 2012:
Total Capital to Risk Weighted Assets
Company	$94,030	19.3%	$38,990	8.0%	N/A	N/A
Bank	$84,728	17.4%	$38,932	8.0%	$48,665	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,648	18.4%	$19,495	4.0%	N/A	N/A
Bank	$80,346	16.5%	$19,466	4.0%	$29,199	6.0%
Tier 1 Capital to Average Assets
Company	$89,648	15.0%	$23,839	4.0%	N/A	N/A
Bank	$80,346	13.5%	$23,800	4.0%	$29,749	5.0%

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

	December 31,
	2013	2012
	(In Thousands)
Total equity determined under GAAP	$92,230	$89,969
Net unrealized gain on available-for-sale securities,
net of tax	(52)	(26)
Disallowed mortgage servicing rights	(38)	(37)
Disallowed deferred tax assets	(326)	(258)
Tier 1 Capital	91,814	89,648
Allowable allowance for loan losses	4,596	4,364
Unrealized gain on available-for-sale equity securities, net of tax	36	18
Total regulatory capital	$96,446	$94,030

14.	COMMON STOCK REPURCHASE PROGRAM

On September 30, 2011, the Company announced that the Board of Directors approved the Sixth Stock Repurchase Program to repurchase up to 287,000 shares, or approximately 5% of the Company’s outstanding shares of common stock, upon the completion of its Fifth Stock Repurchase Program approved on November 19, 2010.

On June 1, 2012, the Company announced that the Board of Directors authorized the Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or 5% of the Company's outstanding common stock. On October 11, 2012, the Company announced that the Sixth Stock Repurchase Program had been completed. As of December 31, 2013, under the Seventh Stock Repurchase Program, the Company has purchased 36,354 shares at an average price per share of $15.52.

As of December 31, 2013, the Company repurchased a total of 2.0 million shares of common stock at a total cost of $26.6 million, or an average price per share of $13.24.

The following table summarizes the Stock Repurchase plans as of the dates indicated:

Repurchase Plan	Approval Date	Completion Date	No. of Shares Approved	No. of Shares Purchased	Average Price per Share	Total Cost of the Plan
Initial Plan	August 16, 2007	March 3, 2008	371,968	371,968	$13.21	$4.9 million
Second Plan	March 4, 2008	August 8, 2008	353,370	353,370	$13.26	$4.7 million
Third Plan	August 8, 2008	November 25, 2009	335,000	335,000	$12.98	$4.3 million
Fourth Plan	February 26, 2010	November 23, 2010	318,952	318,952	$11.75	$3.7 million
Fifth Plan	November 19, 2010	November 3, 2011	303,004	303,004	$13.84	$4.2 million
Sixth Plan	September 30, 2011	October 11, 2012	287,000	287,000	$14.26	$4.1 million
Seventh Plan	June 1, 2012	—	272,000	36,354	$15.52	$564,000

15.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) defined contribution plan (the “Plan”) for eligible employees. Each employee reaching the age of 21 and one year of service automatically becomes a participant in the Plan. Employees may defer from 1%-75% of compensation subject to current federal tax laws. For participating employees, the Company makes matching contributions equal to 50% of a participant’s contribution up to 2% of compensation. The Company also provides a guaranteed non-elective 3% Safe Harbor contribution to all eligible employees. The Company’s total expense under the Plan for the years ended December 31, 2013, 2012 and 2011, amounted to $284,000, $259,000 and $288,000, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides supplemental life insurance benefits to key officers.  Amounts charged to expense for these benefits were $55,000, $233,000 and $309,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

At December 31, 2013, the remaining principal balance is payable as follows:

Years Ending
December 31,
(In Thousands)
2014	$229
2015	247
2016	268
2017	290
2018	314
Thereafter	3,054

$4,402

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by the Trust, which are held in a suspense account for allocation among the participants as the loan is paid. Shares released are allocated to each eligible participant based on the ratio of each participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Total compensation expense applicable to the ESOP amounted to $509,000, $430,000, and $414,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Shares held by the ESOP include the following:

	December 31,
	2013	2012	2011
Allocated	201,566	181,107	163,216
Unallocated	357,090	386,847	416,607
	558,656	567,954	579,823

The fair value of unallocated shares at December 31, 2013 was $6.2 million.

17.	EQUITY INCENTIVE PLAN

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Expected dividend yield	1.39%	0.86%
Expected term	6.5 years	6.5 years
Expected volatility	24.06%	23.27%
Risk-free interest rate	1.25%	1.40%

The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2013, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2011	556,198	$14.23	5.74
Outstanding at December 31, 2012	595,198	14.24	5.15	$983
Granted	100,000	16.55	9.07	—
Exercised	(21,000)	14.20	3.85	69
Forfeited or expired	(5,600)	15.25	8.17	—
Outstanding at December 31, 2013	668,598	$14.58	4.86	$1,894
Exercisable at December 31, 2013	515,698	$14.26	3.74	$1,627
Exercisable at December 31, 2012	519,998	$14.26	4.62	$846
Exercisable at December 31, 2011	426,157	$14.26	5.61	$10

The Company granted 100,000 and 63,000 stock options during the years ended December 31, 2013 and 2012, respectively. The weighted-average grant-date fair value of options granted during 2013 and 2012 was $3.59, and $3.32, respectively. The weighted average grant-date fair value of the options outstanding and exercisable at December 31, 2013 was $3.81 and $3.89, respectively. For the years ended December 31, 2013 and 2012 share based compensation expense applicable to options granted under the Plan was $118,000 and $278,000 and the related tax benefit was $4,000 and $51,000, respectively. During the year ended December 31, 2013, 19,100 stock options with an exercise price of $14.29 per share, 900 stock options with an exercise price of $12.41, 800 stock options with an exercise price of $14.10 per share and 200 shares with an exercise price of $14.21 per share were exercised. As of December 31, 2013, unrecognized stock-based compensation expense related to non-vested options amounted to $426,000. This amount is expected to be recognized over a period of 3.56 years.

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of all stock awards as of December 31, 2013 is $14.08. The Company recorded compensation cost related to stock awards of approximately $6,000 and $2,000 of related tax benefit in the year ended December 31, 2013. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. Stock awards with a fair value of $7,000, $854,000 and $910,000 have vested during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $12,000 is expected to be recognized over a period of 2.19 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock awards as of December 31, 2013, and changes during the year then ended is as follows:

		Weighted Average Grant-Date
Nonvested Shares	Shares	Fair Value
Outstanding at December 31, 2012	1,600	$14.08
Granted	—	—
Vested	400	14.08
Forfeited or expired	—	—
Outstanding at December 31, 2013	1,200	$14.08

18. LONG-TERM INCENTIVE PLAN
On March 13, 2012, the Company adopted the Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (the “Plan”), effective January 1, 2012. The Plan was established to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interest with those of the Company's stockholders.

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company's stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1, 2013 to December 31, 2013. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Plan for the years ended December 31, 2013 and 2012 was $16,000 and $34,000, respectively.

19. OTHER COMPREHENSIVE INCOME
As of the dates indicated below, accumulated other comprehensive income was entirely comprised of net unrealized gains (losses) on available-for-sale investment securities. The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the dates indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Beginning balance	$26	$(3)	$29
Current-period change	26	29	(32)
Ending balance	$52	$26	$(3)

During the year ended December 31, 2013, two equity securities issued by one company in the financial industry were sold with a realized gain of $37,000. There were no sales of available-for-sale securities during 2012. During the year ended December 31, 2011, one equity security issued by one company in the financial industry was sold with a realized gain of $12,000.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates. An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Balance at beginning of year	$1,210	$1,447
Additions	12	101
Repayments	(56)	(323)
Change in related party status	(58)	(15)
Balance at end of year	$1,108	$1,210

Deposits from related parties held by the Company at December 31, 2013 and 2012 amounted to $3.0 million and $3.4 million, respectively.

21.          RESTRICTIONS ON DIVIDENDS

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

Capital at December 31, 2013 was sufficient to meet the requirements of regulatory authorities. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.0%, tier-one risk-based capital of 6.0%, and total risk-based capital of 10.0%. At December 31, 2013, the Company had leverage capital of 15.8%, tier-one risk-based capital of 18.6% and total risk-based capital of 19.6%, versus 15.0%, 18.4% and 19.3%, respectively, at December 31, 2012. The Company’s actual levels of capitalization were above the standards to be rated “well-capitalized” by regulatory authorities.

During 2013, a total of $2.5 million in dividends were declared from the Bank to the Company. The Bank paid the dividends in January 2013. During 2012, a total of $1.6 million in dividends were declared from the Bank to the Company. The Bank paid the dividends in June and December 2012. During 2013 and 2012, a total of $660,000 and $2.0 million, respectively, in dividends

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were declared from Chicopee Funding Corporation ("CFC") to the Company, respectively. CFC paid the dividends in December 2013 and June and December 2012.

During 2013, a total of $1.0 million in cash dividends was paid to the Company's stockholders. No other dividends have been paid by the Company during 2013. There were no cash dividends paid to the Company's stockholders during 2012.

22.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate their relative fair values. As such, the Company classifies these financial instruments as Level 1.

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

Accrued interest receivable. The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans for which it is probable that the interest is not collectable. Therefore, this financial instrument has been adjusted for estimated credit loss. As such, the Company classifies accrued interest receivable as Level 2.

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

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset and, premise and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value as of December 31, 2013 and 2012 on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$602	$602	$—	$—
Total equity securities	$602	$602	$—	$—

		Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$621	$621	$—	$—
Total equity securities	$621	$621	$—	$—

Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are summarized below:

		Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,373	$—	$—	$1,373
OREO	407	—	407	—
Loans held for sale	70	—	70	—
Mortgage servicing rights	831	—	831	—

		Fair Value Measurements Using
	December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans with a valuation allowance, net	$1,556	$—	$—	$1,556
OREO	572	—	572	—
Mortgage servicing rights	147	—	147	—

Impaired loans are presented net of their related specific reserve of $279,000 and $261,000 as of December 31, 2013 and 2012, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments.

FASB ASC Topic 825, "Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measurements Using
	Carrying Amount at December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$18,915	$18,915	$—	$—
Available-for-sale securities	602	602	—	—
Held-to-maturity securities	48,606	—	49,338	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	111,874	—	—	115,372
Residential construction	6,036	—	—	6,028
Commercial real estate	209,040	—	—	211,982
Commercial construction	38,006	—	—	36,432
Commercial and industrial	85,430	—	—	85,511
Consumer	2,370	—	—	2,530
Home equity	31,940	—	—	32,183
Net loans	484,696	—	—	490,038

Accrued interest receivable	1,609	—	1,609	—
Mortgage servicing rights	381	—	831	—

Financial liabilities:
Deposits	$449,766	$—	$451,245	$—
FHLB long term advances	44,992	—	45,699	—
Accrued interest payable	59	—	59	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	Carrying Amount at December 31, 2012	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$39,608	$39,608	$—	$—
Available-for-sale securities	621	621	—	—
Held-to-maturity securities	59,568	—	67,108	—
FHLB stock	4,277	—	4,277	—

Loans:
Residential real estate	119,729	—	—	115,593
Residential construction	4,241	—	—	4,217
Commercial real estate	187,506	—	—	185,687
Commercial construction	35,279	—	—	35,708
Commercial and industrial	83,484	—	—	83,670
Consumer	2,448	—	—	2,649
Home equity	31,607	—	—	31,832
Net loans	464,294	—	—	459,356

Accrued interest receivable	1,567	—	1,567	—
Mortgage servicing rights	368	—	444	—

Financial liabilities:
Deposits	$466,177	$—	$468,966	$—
Securities sold under under agreements to repurchase	9,763	—	9,763	—
FHLB long term advances	33,332	—	35,105	—
Accrued interest payable	60	—	60	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2013 and 2012:

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$5,894	$5,792	$5,710	$5,673	$6,118	$6,102	$6,100	$6,077
Interest expense	1,150	1,149	1,069	981	1,516	1,484	1,373	1,254
Net interest and dividend income	4,744	4,643	4,641	4,692	4,602	4,618	4,727	4,823
(Reduction of ) provision for loan losses	(70)	127	212	156	7	64	169	202
Net gain on sales of available-
for-sale securities	—	—	—	37	—	—	—	—
Other than temporary impairment charge	—	—	—	—	—	—	—	(37)
Fees and other non-interest income	842	788	764	669	681	777	620	982
Non-interest expenses	4,634	4,655	4,505	4,361	4,830	4,822	4,362	4,291
Income tax expense	225	136	115	211	49	57	193	282
Net income	$797	$513	$573	$670	$397	$452	$623	$993
Earnings per share:
Basic	$0.16	$0.10	$0.11	$0.14	$0.08	$0.09	$0.12	$0.20
Diluted	$0.16	$0.10	$0.11	$0.14	$0.08	$0.09	$0.12	$0.19

24.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2013	2012
	(In Thousands)
Assets
Cash and cash equivalents	$4,387	$3,182
Investment in common stock of Chicopee Savings Bank	81,715	80,667
Investment in common stock of Chicopee Funding Corporation	4,429	4,631
Other assets	1,701	1,489
Total assets	$92,232	$89,969
Liabilities and Stockholders' Equity
Total liabilities	$2	$—
Stockholders' equity	92,230	89,969
Total liabilities and stockholders' equity	$92,232	$89,969

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
STATEMENTS OF INCOME	2013	2012	2011
	(In Thousands)
Interest income	$11	$2,043	$33
Dividend income from subsidiaries	3,124	1,565	—
Operating expenses	750	704	637
Income (loss) before income taxes and equity in undistributed
net income (loss) of subsidiaries	2,385	2,904	(604)
Applicable income tax (benefit) expense	(57)	(44)	28
Income (loss) before equity in undistributed net income (loss) of subsidiaries	2,442	2,948	(632)
Equity in undistributed net income of Chicopee Savings Bank	390	1,157	1,317
Equity in undistributed net (loss) income of Chicopee Funding Corporation	(279)	(1,640)	415
Net income	$2,553	$2,465	$1,100

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2013	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income	$2,553	$2,465	$1,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of Chicopee Savings Bank	(390)	(1,157)	(1,317)
Equity in undistributed net loss (income) of Chicopee Funding Corporation	279	1,640	(415)
Increase in other assets	(212)	(391)	(79)
Increase (decrease) in other liabilities	2	(50)	38
Stock option expense	118	278	415
Change in unearned compensation	515	813	1,318
Net cash provided by operating activities	2,865	3,598	1,060

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(633)	(1,091)	(1,733)
Net cash used in investing activities	(633)	(1,091)	(1,733)

Cash flows from financing activities:
Treasury stock purchased	(242)	(4,377)	(3,895)
Adjustment to treasury shares	—	32	—
Cash dividends paid on common stock	(1,084)	—	—
Exercise of stock options	299	(53)	(6)
Net cash used in financing activities	(1,027)	(4,398)	(3,901)

Net increase (decrease) in cash and cash equivalents	1,205	(1,891)	(4,574)
Cash and cash equivalents at beginning of year	3,182	5,073	9,647
Cash and cash equivalents at end of year	$4,387	$3,182	$5,073

25.          SUBSEQUENT EVENTS

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

On January 27, 2014, the Company announced a cash dividend of $0.07 per share of its common stock to stockholders of record as of the close of business on February 10, 2014, payable on or about February 21, 2014.

Management is in the process of evaluating a $4.6 million commercial relationship consisting of four commercial real estate loans totaling $2.1 million secured by commercial real estate and a commercial line of credit totaling $2.5 million secured by the assets of the borrower, including, equipment, accounts receivable and inventory. The loans totaling $4.6 million are cross-collateralized and cross-guaranteed by the borrower and guarantor. Based on adverse events with this relationship in the first quarter of 2014, the relationship was placed on nonaccrual. Although we are very early in the process, Management is taking steps to protect the Company’s position and minimize any loss exposure that may result. In estimating the loss exposure, we believe a range of possible loss could be as low as $1.0 million to a maximum of $2.0 million. The Company is committed to employing every legal remedy available to us in recovering losses related to this commercial relationship.