Form 10-Q
period 2014-03-31
CHICOPEE BANCORP, INC.
filed 2014-05-09
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes [   ]    No [X]

As of May 8, 2014, there were 5,438,085 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,142	$9,100
Federal funds sold	1,036	426
Interest-bearing deposits with the Federal Reserve Bank of Boston	22,256	9,389
Total cash and cash equivalents	36,434	18,915

Available-for-sale securities, at fair value	407	602
Held-to-maturity securities, at cost (fair value of $41,606 at March 31, 2014 and
$49,338 at December 31, 2013)	40,993	48,606
Federal Home Loan Bank stock, at cost	3,914	3,914
Loans, net of allowance for loan losses of ($4,462 at March 31, 2014 and
$4,596 at December 31, 2013)	488,170	485,619
Loans held for sale	396	70
Other real estate owned	135	407
Mortgage servicing rights	352	381
Bank owned life insurance	14,261	14,173
Premises and equipment, net	9,043	9,181
Accrued interest and dividends receivable	1,528	1,609
Deferred income tax asset	3,057	3,042
Other assets	1,167	1,208
Total assets	$599,857	$587,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$94,590	$90,869
NOW accounts	42,181	40,774
Savings accounts	50,546	49,755
Money market deposit accounts	111,688	111,126
Certificates of deposit	157,680	157,242
Total deposits	456,685	449,766

Federal Home Loan Bank advances	52,187	44,992
Accrued expenses and other liabilities	327	739
Total liabilities	509,199	495,497

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,438,085 and 5,435,885 shares outstanding at March 31, 2014 and December 31, 2013, respectively	72,479	72,479
Treasury stock, at cost (2,001,283 and 2,003,483 shares at March 31, 2014 and December 31, 2013, respectively)	(26,394)	(26,435)
Additional paid-in-capital	3,377	3,299
Unearned compensation (restricted stock awards)	(11)	(12)
Unearned compensation (Employee Stock Ownership Plan)	(3,496)	(3,571)
Retained earnings	44,678	46,418
Accumulated other comprehensive income	25	52
Total stockholders' equity	90,658	92,230
Total liabilities and stockholders' equity	$599,857	$587,727

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Interest and dividend income:
Loans, including fees	$5,204	$5,456
Interest and dividends on securities	411	424
Interest on other interest-earning assets	8	14
Total interest and dividend income	5,623	5,894

Interest expense:
Deposits	714	958
Securities sold under agreements to repurchase	—	3
Federal Home Loan Bank advances	213	189
Total interest expense	927	1,150

Net interest income	4,696	4,744
Provision for (reduction of) loan losses	2,201	(70)
Net interest income, after provision for (reduction of) loan losses	2,495	4,814

Non-interest income:
Service charges, fees and commissions	496	502
Net loan sales and servicing	53	264
Net gain on sales of available-for-sale securities	34	—
Net loss on sale of other real estate owned	(82)	(40)
Income from bank owned life insurance	88	92
Other non-interest income	—	24
Total non-interest income	589	842

Non-interest expenses:
Salaries and employee benefits	2,516	2,533
Occupancy expenses	448	425
Furniture and equipment	183	204
FDIC insurance assessment	84	68
Data processing services	346	312
Professional fees	180	217
Advertising expense	169	147
Stationery, supplies and postage	60	76
Other non-interest expense	632	652
Total non-interest expenses	4,618	4,634

Income (loss) before income taxes	(1,534)	1,022
Income tax expense (benefit)	(175)	225
Net income (loss)	$(1,359)	$797

Earnings (loss) per share:
Basic	$(0.27)	$0.16
Diluted	$(0.27)	$0.16

Adjusted weighted average shares outstanding:
Basic	5,079,063	5,040,230
Diluted	5,176,226	5,104,810

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(1,359)	$797

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during period on investment securities available-for-sale	(8)	12
Reclassification adjustment for gains realized in net income (1)	(34)	—
Tax effect	15	(4)
Other comprehensive income (loss), net of tax	(27)	8
Comprehensive income (loss)	$(1,386)	$805

 (1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2014 and 2013
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

Comprehensive income (loss):
Net loss	—	—	—	—	—	(1,359)	—	(1,359)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $15)	—	—	—	—	—	—	(27)	(27)
Total comprehensive loss								(1,386)
Stock options exercised (2,200 shares)	—	41	(8)	—	—	—	—	33
Stock option expense	—	—	30	—	—	—	—	30
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	56	—	75	—	—	131
Cash dividends declared ($0.07 per share)	—	—	—	—	—	(381)	—	(381)
Balance at March 31, 2014	$72,479	$(26,394)	$3,377	$(11)	$(3,496)	$44,678	$25	$90,658

Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

Comprehensive income:
Net income	—	—	—	—	—	797	—	797
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $4)	—	—	—	—	—	—	8	8
Total comprehensive income								805
Stock option expense	—	—	28	—	—	—	—	28
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	47	—	74	—	—	121
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(271)	—	(271)
Balance at March 31, 2013	$72,479	$(26,567)	$3,119	$(17)	$(3,794)	$45,399	$34	$90,653
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$(1,359)	$797
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	172	230
Provision for (reduction of) loan losses	2,201	(70)
Increase in cash surrender value of life insurance	(88)	(92)
Net realized gain on sales of securities available-for-sale	(34)	—
Realized gains on sales of mortgage loans	(7)	(90)
Decrease (increase) in other assets	78	(17)
Decrease (increase) in accrued interest and dividends receivable	81	(128)
Decrease in FDIC prepaid insurance	—	(9)
Net change in loans originated for resale	(326)	(2,224)
Write-down of other real estate owned	82	40
(Decrease) increase in other liabilities	(412)	62
Change in unearned compensation	132	122
Stock option expense	30	28
Net cash provided (used) by operating activities	550	(1,351)

Cash flows from investing activities:
Purchase of premises and equipment	(35)	(82)
Loan originations, net of principal payments	(4,752)	8,637
Proceeds from sales of other real estate owned	190	48
Proceeds from sales of securities available-for-sale	187	—
Purchases of held-to-maturity securities	—	(9,444)
Maturities of held-to-maturity securities	7,325	8,711
Proceeds from principal paydowns of held-to-maturity securities	288	406
Proceeds from sale of Federal Home Loan Bank, stock	—	362
Net cash provided by investing activities	3,203	8,638

Cash flows from financing activities:
Net increase (decrease) in deposits	6,919	(15,095)
Net change in repurchase agreements	—	2,958
Payments on long-term FHLB advances	(2,805)	(2,319)
Proceeds from long-term FHLB advances	5,000	—
Proceeds from short-term FHLB advances	5,000	—
Cash dividends paid on common stock	(381)	(271)
Stock options exercised	33	—
Net cash provided (used) by financing activities	13,766	(14,727)

Net increase (decrease) in cash and cash equivalents	17,519	(7,440)

Cash and cash equivalents at beginning of year	18,915	39,608

Cash and cash equivalents at end of period	$36,434	$32,168

Supplemental cash flow information:
Interest paid on deposits	$714	$958
Interest paid on borrowings	200	242
Income taxes paid	7	7
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2014 and 2013

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of March 31, 2014 and for the periods ended March 31, 2014 and 2013 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The results for the three month interim period ended March 31, 2014 are not necessarily indicative of the operating results for a full year.

2. Earnings (Loss) Per Share

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

Earnings (loss) per share have been computed based on the following:

	Three Months Ended
	March 31,
($ in thousands, except share data )	2014	2013
Net income (loss)	$(1,359)	$797

Average number of shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(2,002,114)	(2,010,783)
Less: average number of unallocated ESOP shares	(357,089)	(386,848)
Less: average number of dilutive restricted stock awards	(1,102)	(1,507)

Adjusted weighted average number of common shares outstanding	5,079,063	5,040,230
Plus: dilutive outstanding restricted stock awards	435	446
Plus: dilutive outstanding stock options	96,728	64,134
Weighted average number of diluted shares outstanding	5,176,226	5,104,810

Earnings (loss) per share:
Basic-common stock	$(0.27)	$0.16
Basic-unvested share-based payment awards	$(0.27)	$0.16
Diluted-common stock	$(0.27)	$0.16
Diluted-unvested share-based payment awards	$(0.27)	$0.16

Given the loss for the three months ended March 31, 2014, diluted loss per share did not differ from basic loss per share as all dilutive-potential shares were anti-dilutive. There were 695,198 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2013 because the effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2013.

Year Ended December 31,
2013
Expected dividend yield	1.39%
Weighted average expected term	6.5 years
Weighted average expected volatility	24.06%
Weighted average risk-free interest rate	1.25%

Expected volatility is based on the historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

A summary of options under the Plan as of March 31, 2014 and changes during the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2013	668,598	$14.58	4.86	$1,894
Granted	—	—	—	—
Exercised	(2,200)	15.27	8.28	—
Forfeited or expired	(5,800)	15.82	8.51	—
Outstanding at March 31, 2014	660,598	$14.56	4.57	$2,071
Exercisable at March 31, 2014	546,897	$14.33	3.77	$1,842
Exercisable at March 31, 2013	534,598	$14.26	4.50	$1,411

There were no options granted during the three months ended March 31, 2014. The weighted-average grant-date fair value of options granted during 2013 was $3.59. The weighted-average grant-date fair value of the options outstanding and exercisable at March 31, 2014 was $3.81 and $3.87, respectively. For the three months ended March 31, 2014, share based compensation expense applicable to options granted under the Plan was $30,000 and the related tax benefit was $1,000. For the three months ended March 31, 2013, share based compensation expense applicable to options granted under the Plan was $28,000 and the related tax benefit was $1,000. As of March 31, 2014, unrecognized stock-based compensation expense related to non-vested options amounted to $375,000. This amount is expected to be recognized over a period of 3.32 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2014 is $14.08. The Company recorded compensation cost related to stock awards of approximately $1,000 for the three months ended March 31, 2014 and for the three months ended March 31, 2013. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the three months ended March 31, 2014. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of March 31, 2014, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $11,000. This amount is expected to be recognized over a period of 1.94 years.

A summary of the status of the Company’s stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	1,200	$14.08
Granted	—	—
Vested	400	14.08
Forfeited	—	—
Outstanding at March 31, 2014	800	$14.08

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

A total of 150,000 phantom stock units will be available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the three months ended March 31, 2014, and 2013, was $8,000 and $4,000, respectively.

5.      Recent Accounting Pronouncements (Applicable to the Company)

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that an in substance repossession or foreclosure occurs, and a credit is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the credit obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company does not believe such ASU will have a material effect on the Company's consolidated financial statements for the interim and annual periods in 2014, other than the additional disclosures required.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$369	$38	$—	$407
Total available-for-sale securities	$369	$38	$—	$407

Held-to-maturity securities
U.S. Treasury securities	$—	$—	$—	$—
Corporate and industrial revenue bonds	34,358	576	—	34,934
Certificates of deposit	6,048	7	—	6,055
Collateralized mortgage obligations	587	30	—	617
Total held-to-maturity securities	$40,993	$613	$—	$41,606

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$522	$80	$—	$602
Total available-for-sale securities	$522	$80	$—	$602

Held-to-maturity securities
U.S. Treasury securities	$5,000	$—	$—	$5,000
Corporate and industrial revenue bonds	34,588	681	—	35,269
Certificates of deposit	8,373	15	—	8,388
Collateralized mortgage obligations	645	36	—	681
Total held-to-maturity securities	$48,606	$732	$—	$49,338

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,048	$6,055
Due after one year through five years	560	588
Due after five years through ten years	8,021	8,200
Due after ten years	26,364	26,763
	$40,993	$41,606

During the three months ended March 31, 2014 proceeds from sales of available-for-sale securities amounted to $187,000 with gross realized gains of $34,000. The tax provision applicable to the net realized gain for the three months ended March 31, 2014 was $8,000. There were no sales of available-for-sale securities during the three months ended March 31, 2013.

Unrealized Losses on Investment Securities
Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired. Securities are evaluated individually based on guidelines established by the FASB and the internal policy of the Company and include but are not limited to: (1) intent and ability of the Company to retain the investment for a period of time sufficient to allow for the anticipated recovery in fair value; (2) percentage and length of time which an issue is below book value; (3) financial condition and near-term prospects of the issuer; (4) whether the debtor is current on contractually obligated interest and principal payments; (5) the volatility of the market price of the security; and (6) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

There were no unrealized losses as of March 31, 2014 and December 31, 2013.

U.S. Treasury Securities
The Company did not hold U.S. Treasury securities at March 31, 2014. There were no unrealized losses within the U.S. Treasury securities portfolio at December 31, 2013.

Collateralized Mortgage Obligations (“CMO”)
As of March 31, 2014 and December 31, 2013, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $30,000 and $36,000 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company had six CMO bonds, or eight individual issues, with an aggregate book value of $587,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2013, the Company had eight CMO bonds, or six individual issues, with an aggregate book value of $645,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Corporate and Industrial Revenue Bonds
As of March 31, 2014 and December 31, 2013, there were no unrealized losses within the corporate industrial revenue bond category. The Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $34.4 million and $34.6 million at March 31, 2014 and December 31, 2013, respectively . The portfolio ended with unrealized gains of $576,000 and $681,000 as of March 31, 2014 and December 31, 2013, respectively.

Marketable Equity Securities
As of March 31, 2014 and December 31, 2013 there were no unrealized losses within the marketable equity securities portfolio, and the portfolio ended the period with a net unrealized gain of $38,000 and $80,000, respectively.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $3.9 million as of March 31, 2014 and December 31, 2013.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the three months ended March 31, 2014 and for the year ended December 31, 2013, the Company received $15,000 and $15,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through March 31, 2014 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets on the Statement of Financial Condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of March 31, 2014 and December 31, 2013, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through March 31, 2014 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	March 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential(1)	$113,257	23.0%	$112,524	23.0%
Home equity	31,436	6.4%	32,091	6.6%
Commercial	215,203	43.8%	211,161	43.1%
Total	359,896	73.2%	355,776	72.7%

Construction-residential	7,109	1.4%	6,130	1.3%
Construction-commercial	43,439	8.8%	38,441	7.9%
Total	50,548	10.3%	44,571	9.2%

Total real estate loans	410,444	83.5%	400,347	81.9%

Consumer loans	2,358	0.5%	2,405	0.4%
Commercial and industrial loans	78,912	16.0%	86,540	17.7%
Total loans	491,714	100.0%	489,292	100.0%

Deferred loan origination costs, net	918		923
Allowance for loan losses	(4,462)		(4,596)
Loans, net	$488,170		$485,619

(1) Excludes loans held for sale of $396,000 and $70,000 at March 31, 2014 and December 31, 2013, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At March 31, 2014 and December 31, 2013, the Company was servicing loans for participating lenders totaling $15.0 million and $13.7 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $1.6 million and $12.0 million in residential real estate loans to the secondary market, during the three month period ended March 31, 2014 and 2013, respectively. The unpaid principal balance of residential real estate loans serviced for others was $97.0 million at March 31, 2014 and $97.6 million at December 31, 2013. Servicing rights will continue to be retained on all loans written and sold in the secondary market.

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan segments: commercial real estate, commercial construction and commercial. The risks evaluated in determining an adequate credit risk rating include the financial strength of the borrower and the collateral securing the loan. All commercial real estate, commercial construction and commercial loans are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention, substandard, doubtful and loss. At least quarterly, classified assets are reviewed by management. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

The following describes the classified credit risk ratings:

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

The following table presents an analysis of total loans segregated by risk rating and segment as of March 31, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$70,995	$32,854	$203,844	$307,693
Special mention	5,034	6,487	4,155	15,676
Substandard	2,883	4,098	7,204	14,185
Total commercial loans	$78,912	$43,439	$215,203	$337,554

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$110,335	$7,109		$117,444
Substandard (nonaccrual)	2,922	—		2,922
Total residential loans	$113,257	$7,109		$120,366

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,333	$31,196		$33,529
Nonperforming (nonaccrual)	25	240		265
Total consumer loans	$2,358	$31,436		$33,794

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2013:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,483	$27,969	$200,096	$305,548
Special mention	4,050	6,584	3,594	14,228
Substandard	5,007	3,888	7,471	16,366
Total commercial loans	$86,540	$38,441	$211,161	$336,142

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$110,109	$6,130		$116,239
Substandard (nonaccrual)	2,415	—		2,415
Total residential loans	$112,524	$6,130		$118,654

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,397	$31,798		$34,195
Substandard (nonaccrual)	8	293		301
Total consumer loans	$2,405	$32,091		$34,496

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

Net charge-offs of $2.3 million for the three months ended March 31, 2014 were primarily due to losses taken on a $4.6 million commercial relationship consisting of four commercial real estate loans totaling $2.1 million and a commercial line of credit totaling $2.5 million. Management is investigating potential fraudulent activity with one relationship and taking the necessary steps to protect the Company's position and to mitigate additional losses related to this relationship.

The allowance consists of general and allocated components, as further described below.

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

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential real estate, home equity loans, commercial real estate and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The Company recognizes the change in present value attributable to the passage of time as provision for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and the resulting allowance is reported as the general component, as described above.

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.
 Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, except for home equity loans.

During the three months ended March 31, 2014, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended March 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for (reduction of) loan losses	(6)	16	148	61	1,929	13	40	2,201
Recoveries	—	—	—	—	1	5	—	6
Loans charged off	(233)	—	—	—	(2,033)	(19)	(56)	(2,341)
Balance as of March 31, 2014	$411	$110	$2,269	$496	$1,007	$34	$135	$4,462

Allowance for loan losses ending balance
Collectively evaluated for impairment	$407	$110	$2,129	$496	$997	$34	$135	$4,308
Individually evaluated for impairment	4	—	140	—	10	—	—	154
	$411	$110	$2,269	$496	$1,007	$34	$135	$4,462

Total loans ending balance
Collectively evaluated for impairment	$110,092	$7,109	$208,845	$39,341	$77,238	$2,358	$31,196	$476,179
Individually evaluated for impairment	3,165	—	6,358	4,098	1,674	—	240	15,535
	$113,257	$7,109	$215,203	$43,439	$78,912	$2,358	$31,436	$491,714

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision for (reduction of) loan losses	296	63	(24)	(67)	90	30	37	425
Recoveries	1	—	247	—	38	14	—	300
Loans charged off	(183)	(62)	(68)	—	(117)	(53)	(10)	(493)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Allowance for loan losses ending balance
Collectively evaluated for impairment	$407	$94	$2,109	$435	$1,100	$35	$137	$4,317
Individually evaluated for impairment	243	—	12	—	10	—	14	279
	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Total loans ending balance
Collectively evaluated for impairment	$109,866	$6,130	$206,813	$34,553	$85,168	$2,405	$31,798	$476,733
Individually evaluated for impairment	2,658	—	4,348	3,888	1,372	—	293	12,559
	$112,524	$6,130	$211,161	$38,441	$86,540	$2,405	$32,091	$489,292

The following table presents the allowance for loan losses and select loan information as of and for the three months ended March 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
(Reduction of) provision for loan losses	8	(7)	(58)	(88)	64	7	4	(70)
Recoveries	—	—	—	—	36	3	—	39
Loans charged off	—	—	—	—	—	(8)	—	(8)
Balance as of March 31, 2013	$544	$86	$1,908	$414	$1,199	$46	$128	$4,325

Allowance for loan losses ending balance
Collectively evaluated for impairment	$343	$55	$1,861	$414	$1,199	$46	$117	$4,035
Individually evaluated for impairment	201	31	47	—	—	—	11	290
	$544	$86	$1,908	$414	$1,199	$46	$128	$4,325

Total loans ending balance
Collectively evaluated for impairment	$110,713	$4,491	$184,235	$31,354	$83,812	$2,344	$31,567	$448,516
Individually evaluated for impairment	2,728	331	3,393	4,269	660	—	184	11,565
	$113,441	$4,822	$187,628	$35,623	$84,472	$2,344	$31,751	$460,081

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended March 31, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,640	$2,870	$2,088	$—	$28
Residential construction	—	—	—	—	—
Commercial real estate	4,914	5,036	4,506	—	17
Commercial construction	4,098	4,098	3,993	—	46
Commercial and industrial	1,560	3,593	1,407	—	16
Consumer	—	—	—	—	—
Home equity	240	296	185	—	3
Total	$13,452	$15,893	$12,179	$—	$110

Impaired loans with a valuation allowance:
Residential real estate	$525	$525	$824	$4	$7
Residential construction	—	—	—	—	—
Commercial real estate	1,444	1,444	846	140	3
Commercial construction	—	—	—	—	—
Commercial and industrial	114	114	116	10	1
Consumer	—	—	—	—	—
Home equity	—	—	81	—	—
Total	$2,083	$2,083	$1,867	$154	$11

Total impaired loans:
Residential real estate	$3,165	$3,395	$2,912	$4	$35
Residential construction	—	—	—	—	—
Commercial real estate	6,358	6,480	5,352	140	20
Commercial construction	4,098	4,098	3,993	—	46
Commercial and industrial	1,674	3,707	1,523	10	17
Consumer	—	—	—	—	—
Home equity	240	296	266	—	3
Total	$15,535	$17,976	$14,046	$154	$121

At March 31, 2014, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured. The $15.5 million of impaired loans include $10.3 million of non-accrual loans. The remaining impaired loans are loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2013:

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

At December 31, 2013, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured. The $12.6 million of impaired loans include $6.8 million of non-accrual loans. The remaining impaired loans are loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended March 31, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,788	$1,788	$1,650	$—	$12
Residential construction	—	—	—	—	—
Commercial real estate	3,050	3,440	2,942	—	59
Commercial construction	4,269	4,269	4,336	—	50
Commercial and industrial	660	830	663	—	8
Consumer	—	—	—	—	—
Home equity	134	134	115	—	1
Total	$9,901	$10,461	$9,706	$—	$130

Impaired loans with a valuation allowance:
Residential real estate	$940	$940	$1,041	$201	$4
Residential construction	331	331	331	31	—
Commercial real estate	343	343	344	47	6
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	50	50	25	11	1
Total	$1,664	$1,664	$1,741	$290	$11

Total impaired loans:
Residential real estate	$2,728	$2,728	$2,691	$201	$16
Residential construction	331	331	331	31	—
Commercial real estate	3,393	3,783	3,286	47	65
Commercial construction	4,269	4,269	4,336	—	50
Commercial and industrial	660	830	663	—	8
Consumer	—	—	—	—	—
Home equity	184	184	140	11	2
Total	$11,565	$12,125	$11,447	$290	$141

At March 31, 2013, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured. The $11.6 million of impaired loans include $3.9 million of non-accrual loans. The remaining impaired loans are loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents an aging analysis of past due loans and non-accrual loans at March 31, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$3,432	$882	$467	$4,781	$108,476	$113,257	$2,922
Residential construction	—	—	—	—	7,109	7,109	—
Commercial real estate	128	1,039	4,607	5,774	209,429	215,203	5,816
Commercial construction	—	—	—	—	43,439	43,439	—
Commercial and industrial	669	68	1,126	1,863	77,049	78,912	1,330
Consumer	35	3	25	63	2,295	2,358	25
Home equity	71	58	136	265	31,171	31,436	240
Total	$4,335	$2,050	$6,361	$12,746	$478,968	$491,714	$10,333

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,962	$510	$1,063	$4,535	$107,989	$112,524	$2,415
Residential construction	—	—	—	—	6,130	6,130	—
Commercial real estate	662	—	2,802	3,464	207,697	211,161	3,362
Commercial construction	—	—	—	—	38,441	38,441	—
Commercial and industrial	264	149	816	1,229	85,311	86,540	806
Consumer	80	2	6	88	2,317	2,405	8
Home equity	76	8	209	293	31,798	32,091	243
Total	$4,044	$669	$4,896	$9,609	$479,683	$489,292	$6,834

TDRs

The Company had no new TDR loan relationships in the three months ended March 31, 2014 and 2013. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that the Company would not otherwise consider. TDRs can take the form of a reduction in the stated interest rate, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date, or the reduction of either the interest or principal. Once a loan has been identified as a TDR, it will continue to be reported as a TDR until the loan is paid in full.

In the normal course of business, the Company may modify a loan for a credit worthy borrower where the modified loan is not considered a TDR. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards which include review of historical financial statements, including current interim information if available, and an analysis of the borrower’s performance and projections to assess repayment ability going forward.

During the three months ended March 31, 2014 and 2013, the Company had no TDRs that had defaulted and had been modified within the previous twelve month periods. TDR loans are considered defaulted at 90 days past due.

The following is a summary of accruing and nonaccruing TDRs by class for the three months ended March 31, 2014:

For the Three Months Ended March 31, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	2	$366	$366	$366
Residential construction	—	—	—	—
Commercial real estate	5	763	885	885
Commercial construction	—	—	—	—
Commercial and industrial	4	164	164	164
Consumer	—	—	—	—
Home equity	1	34	34	—
Total	12	$1,327	$1,449	$1,415

The following is a summary of accruing and nonaccruing TDRs by class for the three months ended March 31, 2013:

For the Three Months Ended March 31, 2013	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	1	$118	$127	$127
Residential construction	—	—	—	—
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial and industrial	1	67	67	67
Consumer	1	27	27	27
Home equity	1	38	38	38
Total	4	$250	$259	$259

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

Cash and cash equivalents. The carrying amounts of cash equivalents, due from banks and federal funds sold approximate their relative fair values. As such, the Company classifies these financial instruments as Level 1.

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

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value presented below that would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as level 3. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral, less costs to sell.

Loans held for sale. Loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale as nonrecurring Level 2.

Other real estate owned ("OREO"). Real estate acquired through foreclosure is recorded at fair value. The fair value of OREO is based on property appraisals and an analysis of similar properties currently available. As such, the Company records OREO as nonrecurring Level 2.

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

Accrued interest and dividends receivable. The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans for which it is probable that the interest is not collectable. Therefore, this financial instrument has been adjusted for estimated credit loss. As such, the Company classifies accrued interest and dividends receivable as Level 2.

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

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment, and OREO. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Assets measured at fair value as of March 31, 2014 and December 31, 2013 on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$407	$407	$—	$—
Total equity securities	$407	$407	$—	$—

	Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$602	$602	$—	$—
Total equity securities	$602	$602	$—	$—

Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements Using
	March 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$3,672	$—	$—	$3,672
Other real estate owned	135	—	135	—
Loans held for sale	396	—	396	—

Impaired loans are presented net of their related specific reserve of $154,000 and charge offs of $2.4 million as of March 31, 2014.

	Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$1,869	$—	$—	$1,869
Other real estate owned	407	—	407	—
Loans held for sale	70	—	70	—

Impaired loans are presented net of their related specific reserves of $279,000 and charge offs of $126,000 as of December 31, 2013.

Fair Value of Financial Instruments.

Accounting Standards Codification ("ASC") Topic 825, "Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the statement of financial condition, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instrument's. In cases where quoted prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

		Fair Value Using
	Carrying Amount at March 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$36,434	$36,434	$—	$—
Available-for-sale securities	407	407	—	—
Held-to-maturity securities	40,993	—	41,606	—
FHLB stock	3,914	—	3,914	—

Residential real estate	113,511	—	—	115,802
Residential construction	6,999	—	—	6,994
Commercial real estate	213,187	—	—	215,388
Commercial construction	42,943	—	—	41,605
Commercial and industrial	77,905	—	—	77,893
Consumer	2,268	—	—	2,418
Home equity	31,357	—	—	31,605
Net loans	488,170	—	—	491,705

Loans held for sale	396	—	396	—
Accrued interest and dividends receivable	1,528	—	1,528	—
Mortgage servicing rights	352	—	688	—

Financial liabilities:
Deposits	$456,685	$—	$458,010	$—
FHLB advances	52,187	—	52,861	—
Accrued interest payable	71	—	71	—

		Fair Value Using
	Carrying Amount at December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$18,915	$18,915	$—	$—
Available-for-sale securities	602	602	—	—
Held-to-maturity securities	48,606	—	49,338	—
FHLB stock	3,914	—	3,914	—

Residential real estate	112,551	—	—	115,372
Residential construction	6,036	—	—	6,028
Commercial real estate	209,286	—	—	211,982
Commercial construction	38,006	—	—	36,432
Commercial and industrial	85,430	—	—	85,511
Consumer	2,370	—	—	2,530
Home equity	31,940	—	—	32,183
Net loans	485,619	—	—	490,038

Loans held for sale	70	—	70	—
Accrued interest and dividends receivable	1,609	—	1,609	—
Mortgage servicing rights	381	—	831	—

Financial liabilities:
Deposits	$449,766	$—	$458,010	$—
FHLB advances	44,992	—	45,699	—
Accrued interest payable	59	—	59	—

9.      Other Comprehensive Income

As of the statement of financial condition dates, accumulated other comprehensive income was entirely comprised of net unrealized gains on available-for-sale investment securities.

The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the dates indicated:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$52	$26
Current-period change	(27)	8
Ending balance	$25	$34

During the three months ended March 31, 2014, 10,000 shares issued by one company in the financial industry were sold with a realized gain of $34,000. There were no sales of available-for-sale securities during the three months ended March 31, 2013.

10.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. As of March 31, 2014, a total of 235,646 shares may be repurchased under the current stock repurchase program. The Company may repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

11.    Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with accounting principles generally accepted in the United States of America ("GAAP.") Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On April 25, 2014, the Company announced a quarterly cash dividend of $0.07 per share of its common stock to stockholders of record as of the close of business on May 9, 2014, payable on or about May 21, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the, Company") at March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2013 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At March 31, 2014, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment of securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2013 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $12.1 million, or 2.1%, from $587.7 million at December 31, 2013 to $599.9 million at March 31, 2014. The increase in total assets was primarily due to the increase in cash and cash equivalents of $17.5 million, or 92.6%, and an increase in net loans of $2.6 million, or 0.5%, from $485.6 million, or 82.6% of total assets at December 31, 2013, to $488.2 million, or 81.4% of total assets at March 31, 2014, partially offset by a decrease in held-to-maturity securities of $7.6 million, or 15.7%, to $41.0 million at March 31, 2014.

The significant components of the $2.6 million, or 0.05%, increase in net loans was a $733,000, or 0.7%, increase in one-to-four-family residential real estate loans, a $6.0 million, or 13.4%, increase in construction loans and an increase of $4.0 million, or 1.9%, in commercial real estate loans. These increases were partially offset by the decrease in commercial and industrial loans of $7.6 million, or 8.8% and a $599,000 or 1.9%, decrease in home equity loans. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $97.0 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $7.8 million, or 15.9%, to $41.4 million at March 31, 2014 from $49.2 million at December 31, 2013. This decrease was primarily the result of a $7.0 million decrease in the held-to-maturity portfolio due to maturities of $5.0 million in U.S. Treasuries and maturities of $2.3 million in certificates of deposit. The fair value of available-for-sale securities decreased $195,000, or 32.3%, from $602,000, at December 31, 2013 to $407,000, at March 31, 2014, due to the sale of such securities.

Total deposits increased $6.9 million, or 1.5%, from $449.8 million at December 31, 2013 to $456.7 million at March 31, 2014. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $6.5 million, or 2.2%, from $292.5 million at December 31, 2013 to $299.0 million at March 31, 2014. Demand deposits increased $3.7 million, or 4.1%, to $94.6 million, money market accounts increased $562,000, or 0.51%, to $111.7 million, NOW accounts increased $1.4 million, or 3.5%, to $42.2 million, and savings accounts increased $791,000, or 1.6%, to $50.5 million. Certificates of deposit increased $438,000, or 0.3%, from $157.2 million at December 31, 2013 to $157.7 million at March 31, 2014. The increase of 2.2% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship-based core deposits.

Stockholders’ equity was $90.7 million, or 15.1% of total assets, at March 31, 2014 compared to $92.2 million, or 15.7% of total assets, at December 31, 2013. The Company’s stockholders’ equity decreased as a result of the $1.4 million net loss for the period and the $381,000 cash dividend paid during the three months ended March 31, 2014, partially offset by an increase of $76,000, or 2.1%, in stock-based compensation, and an increase in additional paid-in-capital of $78,000, or 2.4%, related to stock-based compensation.

Allowance for Loan Losses

	At or for the Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$4,596	$4,364
Charged off loans:
Residential real estate	(233)	—
Construction	—	—
Commercial real estate	—	—
Commercial	(2,033)	—
Home equity	(56)	—
Consumer	(19)	(8)
Total charged off loans	(2,341)	(8)

Recoveries on loans previously charged off:
Residential real estate	—	—
Construction	—	—
Commercial Real Estate	—	—
Commercial	1	36
Home equity	—	—
Consumer	5	3
Total recoveries	6	39
Net loan (charge offs) recoveries	(2,335)	31
Provision for (reduction in) loan losses	2,201	(70)
Allowance for loan losses, end of period	$4,462	$4,325

Ratios:
Net loan charge offs to total average loans	0.48%	(0.01)%
Allowance for loan losses to total loans (1)	0.91%	0.94%
Allowance for loan losses to nonperforming loans (2)	43.18%	111.21%
Recoveries to charge offs	0.26%	0.72%
Net loans charged off to allowance for loan losses	52.33%	0.72%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At March 31, 2014, the Company had twelve troubled debt restructured loans totaling $1.3 million, of which eight totaling $832,000 were included in nonperforming loans. Four of the twelve restructured loans totaling $496,000 were performing as modified. At March 31, 2013, the Company had seventeen trouble debt restructured loans totaling $3.5 million, of which ten totaling $1.2 million were included in nonperforming loans. Seven of the seventeen trouble debt restructurings, totaling $2.4 million were performing as modified.

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

Specific allowance required for identified problem loans. The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential real estate, home equity loans, commercial real estate and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The Company recognizes the change in present value attributable to the passage of time as provision for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and the resulting allowance is reported as the general component, as described above.

General valuation allowance on the remainder of the loan portfolio. The Company establishes a general allowance for loans that are not delinquent. If not all delinquent loans are impaired, then some delinquent loans are in the general pool. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include: levels and historical trends in delinquencies, impaired loans, nonaccrual loans, charge-offs, recoveries, and classified assets; trends in the volume and terms of loans; effects of any change in underwriting, policies, procedures, and practices; experience, ability, and depth of management and staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; and effects of changes in credit concentrations. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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

At March 31, 2014, the allowance for loan losses represented 0.91% of total loans and 43.2% of nonperforming loans. The allowance for loan losses decreased $134,000, or 2.9%, from $4.6 million at December 31, 2013 to $4.5 million at March 31, 2014, due to a provision for loan losses of $2.2 million offset by net charge-offs of $2.3 million. The provision for loan losses was $2.2 million for the three months ended March 31, 2014 compared to a credit of $70,000, for the three months ended March 31, 2013.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$2,922	$2,415
Residential construction	—	—
Commercial real estate	5,816	3,362
Commercial construction	—	—
Commercial and industrial	1,330	806
Home equity	240	243
Consumer	25	8
Total nonaccrual loans	10,333	6,834
Other real estate owned	135	407
Total nonperforming assets	$10,468	$7,241

Ratios:
Total nonperforming loans as a percentage of total loans (1)	2.10%	1.40%

Total nonperforming assets as a percentage of total assets (2)	1.75%	1.23%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At March 31, 2014, there were no loans that were over 90 days delinquent and still accruing interest.

At March 31, 2014, nonperforming loans increased $3.5 million, or 51.2%, to $10.3 million compared to $6.8 million as of December 31, 2013. The increase in nonperforming loans is primarily due to the increase of $524,000 or 65.0%, in commercial and industrial loans, an increase of $507,000, or 21.0%, in residential real estate loans, a $2.5 million, or 73.0%, increase in commercial real estate loans, and a $17,000, or 212.5%, increase in consumer loans. These increases were partially offset by a decrease of $3,000, or 1.2%, in home equity loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms.
The current level of non-performing loans is concentrated with two commercial relationships totaling $6.1 million, or 59.3% of total non-performing loans. As previously disclosed as a subsequent event in our Annual Report on Form 10-K, a $4.5 million commercial relationship was placed on non-accrual in the first quarter of 2014. The loans to this borrower are secured by all assets of the borrower, including commercial real estate and personal guarantees. Upon physical inspection early in March of 2014 by management, it was noted that the Company’s collateral did not appear to coincide with amounts reported in the financial statements provided by the borrower and the November 2013 results of an independent field exam verifying the borrower’s certified inventory level. The borrower could not provide an explanation for the material discrepancy between the physical inventory on site and the most recent financial statements provided by the borrower. Management is investigating potential fraudulent activity and has taken immediate steps to protect the Company’s position. Although we are very early in the process of investigation, management has taken legal action to minimize any additional losses that may result from the suspected fraudulent activity. Total loans involved in the suspected fraud are approximately $4.5 million. Based on the most recent valuation of the borrower’s assets, we have taken a charge-off of $2.0 million against the allowance for loan losses and the exposure was reduced from $4.5 million to $2.5 million at March 31, 2014.
The second impaired commercial relationship, a $3.6 million commercial real estate loan disclosed in the third quarter of 2013, is in the process of foreclosure. The borrower reported to the Bank in August of 2013 that they were experiencing cash flow difficulties and, although the loans were not 90-days past due at that time, the relationship was placed on non-accrual status on

September 30, 2013. The loans to this borrower are secured by commercial real estate, and all assets of the borrower, including personal guarantees. At March 31, 2014, based on recent appraisals, a specific reserve of $128,000 was allocated to this loan in the allowance for loan losses. Management continues to monitor this relationship to mitigate any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2014		December 31, 2013
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)
Demand deposits	$94,590	20.7%	$90,869	20.1%
NOW accounts	42,181	9.2%	40,774	9.1%
Savings accounts	50,546	11.1%	49,755	11.1%
Money market deposit accounts	111,688	24.5%	111,126	24.7%
Total transaction accounts	299,005	65.5%	292,524	65.0%
Certificates of deposit	157,680	34.5%	157,242	35.0%
Total deposits	$456,685	100.0%	$449,766	100.0%

Total deposits increased $6.9 million, or 1.5%, from $449.8 million at December 31, 2013 to $456.7 million at March 31, 2014. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $6.5 million, or 2.2%, from $292.5 million at December 31, 2013 to $299.0 million at March 31, 2014. Demand deposits increased $3.7 million, or 4.1%, to $94.6 million, money market accounts increased $562,000, or 0.51%, to $111.7 million, NOW accounts increased $1.4 million, or 3.5%, to $42.2 million, and savings accounts increased $791,000, or 1.6%, to $50.5 million. Certificates of deposit increased $438,000, or 0.3%, from $157.2 million at December 31, 2013 to $157.7 million at March 31, 2014. The increase of 2.2% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Borrowings

The following sets forth information concerning the Company's borrowings for the periods indicated:

	March 31, 2014	December 31, 2013
	(In Thousands)
Maximum amount of borrowings outstanding at any month-end during the period:
Federal Home Loan Bank (FHLB) advances	$53,199	$44,992
Securities sold under agreements to repurchase	—	15,312
Average borrowings outstanding during the period:
FHLB advances	$48,695	$29,202
Securities sold under agreements to repurchase	—	7,243
Weighted average interest rate during the period:
FHLB advances	1.77%	2.41%
Securities sold under agreements to repurchase	—%	0.12%
Balance outstanding at end of period:
FHLB advances	$52,187	$44,992
Securities sold under agreements to repurchase	—	—
Weighted average interest rate at end of period:
FHLB advances	1.64%	1.93%
Securities sold under agreements to repurchase	—%	—%

The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances increased $7.2 million, or 16.0%, from $45.0 million at December 31, 2013 to $52.2 million at March 31, 2014 due to an increase in long-term advances of $10.0 million, partially offset by payments on advances.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General

The Company reported a net loss of $1.4 million, or $0.27 loss per share, for the three months ended March 31, 2014, compared to net income of $797,000, or $0.16 earnings per share, for the same period in 2013. The decrease in net income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, was a result of the increase in the provision for loan losses of $2.3 million due to a significant charge off during the quarter, a decrease in non-interest income of $253,000, or 30.1%, and a decrease of $48,000, or 1.0%, in net interest income, partially offset by a decrease in non-interest expense of $16,000, or 0.4%, and a decrease in income tax expense of $400,000, or 177.9%, due to the lower level of taxable income during the three months ended March 31, 2014.

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

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$48,000	$669	5.65%	$63,993	$690	4.37%
Loans:
Residential real estate loans	113,173	1,112	3.98%	118,236	1,226	4.21%
Home Equity	31,691	276	3.53%	31,623	296	3.80%
Commercial real estate loans	212,198	2,512	4.80%	188,338	2,532	5.45%
Residential Construction	6,747	69	4.15%	4,933	47	3.86%
Commercial Construction	40,771	432	4.30%	35,244	402	4.63%
Consumer loans	2,368	37	6.34%	2,432	32	5.34%
Commercial and industrial loans	82,034	766	3.79%	82,179	921	4.55%
Loans, net (2)	488,982	5,204	4.32%	462,985	5,456	4.78%
Other interest-earning assets	15,519	8	0.21%	24,313	14	0.23%
Total interest-earning assets	552,501	5,881	4.32%	551,291	6,160	4.53%
Non-interest earning assets	36,085			36,815
Total assets	$588,586			$588,106
Interest-bearing liabilities:
Deposits:
Money market accounts	$111,113	$85	0.31%	$118,694	$87	0.30%
Savings accounts (3)	50,054	13	0.11%	49,183	13	0.11%
NOW accounts	41,093	88	8.68%	37,873	89	0.94%
Certificates of deposit	154,635	528	1.38%	178,064	769	1.75%
Total interest-bearing deposits	356,895	714	8.11%	383,814	958	1.01%
Federal Home Loan Bank advances	48,695	213	1.77%	31,796	189	2.41%
Securities sold under agreement to repurchase	—	—	—%	8,998	3	0.14%
Total interest-bearing borrowings	48,695	213	1.77%	40,794	192	1.91%
Total interest-bearing liabilities	405,590	927	0.93%	424,608	1,150	1.10%
Demand deposits	89,581			71,842
Other non-interest bearing liabilities	673			829
Total liabilities	495,844			497,279
Total stockholders' equity	92,742			90,827
Total liabilities and stockholders' equity	$588,586			$588,106
Net interest-earning assets	$146,911			$126,683
Tax equivalent net interest income/
interest rate spread (4)		4,954	3.39%		5,010	3.43%
Tax equivalent net interest margin (5) (net interest income as a percentage of interest-earning assets)			3.64%			3.69%
Ratio of interest-earning assets to interest-bearing liabilities			136.22%			129.84%
Less: tax equivalent adjustment (1)		(258)			(266)
Net interest income as reported in statement of operations		$4,696			$4,744

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

(5)	See 'Explanation of Use of Non-GAAP Financial Measurements.'

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

	Three Months Ended March 31, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(198)	$177	$(21)
Loans:
Residential real estate loans	(51)	(63)	(114)
Home equity	1	(21)	(20)
Commercial real estate loans	305	(326)	(21)
Residential construction	19	3	22
Commercial construction	61	(31)	30
Consumer loans	(1)	7	6
Commercial and industrial loans	(2)	(153)	(155)
Total loans	332	(584)	(252)
Other interest-earning assets	(5)	(1)	(6)
Total interest-earning assets (2)	$129	$(408)	$(279)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(6)	$4	$(2)
Savings accounts (2)	—	—	—
NOW accounts	8	(8)	—
Certificates of deposit	(93)	(148)	(241)
Total interest-bearing deposits	(91)	(152)	(243)
Federal Home Loan Bank stock	84	(60)	24
Securities sold under agreement to repurchase	(2)	(2)	(4)
Total interest-bearing borrowings	82	(62)	20
Total interest-bearing liabilities	(9)	(214)	(223)
Increase (decrease) in net interest income (3)	$138	$(194)	$(56)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, decreased $56,000, or 1.1%, to $5.0 million for the three months ended March 31, 2014, mainly driven by the decreasing interest rate environment. Net interest margin, on a tax equivalent basis, decreased five basis points from 3.69% for the three months ended March 31, 2013 to 3.64% for the three months ended March 31, 2014.

Interest and dividend income, on a tax equivalent basis, decreased $279,000, or 4.5%, from $6.2 million for the three months ended March 31, 2013 to $5.9 million for the three months ended March 31, 2014. Average interest-earning assets increased $1.2 million, or 0.2%, from $551.3 million at March 31, 2013 to $552.5 million at March 31, 2014. Average loans increased $26.0 million, or 5.6%, primarily due to the increase in average commercial real estate loans of $23.9 million, or 12.7%.

Average investment securities decreased $16.0 million, or 25.0%, for the period due to the maturities in the U.S. Treasury and certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, decreased $8.8 million, or 36.2%. The tax equivalent yield on average interest-earning assets decreased 21 basis point to 4.32% for the three months ended March 31, 2014, primarily as a result of lower market rates of interest.

Total interest expense decreased $223,000, or 19.3%, to $927,000 for the three months ended March 31, 2014 from $1.2 million for the three months ended March 31, 2013, due to the $243,000, or 25.5%, decrease in deposit costs, partially offset by an increase in cost of borrowings of $21,000, or 10.9%. Average interest-bearing liabilities decreased $19.0 million, or 4.5%, to $405.6 million for the three months ended March 31, 2014 from $424.6 million for the three months ended March 31, 2013. Rates paid on average interest-bearing liabilities declined 17 basis points from 1.10% for the three months ended March 31, 2013 to 0.93% for the three months ended March 31, 2014. The lower interest rate environment and management’s strategic decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 37 basis points from 1.75% at March 31, 2013 to 1.38% at March 31, 2014.

Provision for Loan Losses

The provision for loan losses increased $2.3 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Non-performing loans increased $6.4 million or 165.7%, from $3.9 million, or 0.9% of total loans, at March 31, 2013, to $10.3 million, or 2.1% of total loans, at March 31, 2014. Total non-performing assets increased $6.1 million, or 139.3%, from $4.4 million, or 0.75% of total assets, at March 31, 2013 to $10.5 million, or 1.75% of total assets, at March 31, 2014. The allowance for loan losses as a percentage of total loans decreased from 0.94% at March 31, 2013 to 0.91% at March 31, 2014. The allowance for loan losses as a percentage of non-performing loans decreased from 111.2% at March 31, 2013 to 43.2% at March 31, 2014.

Non-Interest Income

Non-interest income decreased $253,000, or 30.1%, from $842,000 for the three months ended March 31, 2013 to $589,000 for the three months ended March 31, 2014. This decrease was primarily due to the $211,000, or 80.0%, decrease in net loan sales and servicing from $264,000 for the three months ended March 31, 2013 to $53,000 for the three months ended March 31, 2014. The decrease was due to lower volume of mortgage origination activity in the first quarter of 2014 as a result of an increase in interest rates. Income from service charges, fees and commissions decreased $6,000, or 1.2%, from $502,000 for the three months ended March 31, 2013 to $496,000 for the three months ended March 31, 2014. The decrease in service charges, fees and commissions was primarily due to a change in safe deposit billing in 2014. In 2014, safe deposit fee income is recognized over the twelve month period to coincide with the safe deposit contract. For the three months ended March 31, 2014, safe deposit fees decreased $41,000, or 77.3%, from $53,000 for the three months ended March 31, 2013 to $12,000. OREO write-downs increased $42,000, or 106.0%, to $82,000 for the three months ended March 31, 2014 due to the sale of OREO and valuation adjustments. During the three months ended March 31, 2014, the Company reported a $34,000 gain on the sale of available-for-sale securities.

Non-Interest Expenses

Non-interest expense decreased $16,000, or 0.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Non-interest expense decreased primarily due to the decrease in professional fees of $37,000, or 17.1%, a decrease in furniture and equipment of $21,000, or 10.4%, a decrease in salaries and benefits of $17,000, or 0.7%, a decrease in stationery, supplies and postage of $16,000, or 21.2%, and a decrease in other non-interest expense of $20,000, or 3.0%. These decreases were partially offset by the increase in data processing of $34,000, or 10.9%, an increase in occupancy expense of $23,000, or 5.3%, an increase in advertising expense of $22,000, or 15.0%, and an increase in FDIC insurance expense of $16,000, or 23.5%.

Income Taxes

Income tax expense decreased from a tax expense of $225,000 for the three months ended March 31, 2013 to a tax benefit of $175,000 due to the decrease in income before taxes.

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

	Three Months Ended March 31,
	2014		2013
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$411	3.47%	$424	2.69%
Tax equivalent adjustment (1)	258		266
Investment securities (tax equivalent basis)	$669	5.65%	$690	4.37%

Net interest income (no tax adjustment)	$4,696		$4,744
Tax equivalent adjustment (1)	258		266
Net interest income (tax equivalent basis)	$4,954		$5,010

Interest rate spread (no tax adjustment)		3.20%		3.24%
Net interest margin (no tax adjustment)		3.45%		3.49%
(1) The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term securities are primarily consisted of U.S. Treasury and government agencies, which we use primarily for collateral purposes for sweep accounts maintained by commercial customers. The balances of these securities fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of:  (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, total cash and cash equivalents totaled $36.4 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $407,000 at March 31, 2014. Other liquid assets as of March 31, 2014 included: collateralized mortgage obligations totaling $587,000 and certificates of deposit of $6.0 million.

In addition, at March 31, 2014, the Company had the ability to borrow a total of approximately $83.3 million from the FHLB. On March 31, 2014, we had $52.2 million of such borrowings outstanding. Effective April 14, 2014, the Company's ability to borrow from the FHLB was increased to $114.9 million, due to increased pledged collateral. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $45.6 million at March 31, 2014. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2014 totaled $78.0 million, or 49.3%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at March 31, 2014.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2014
Total Capital to Risk Weighted Assets
Company	$95,077	19.2%	$39,611	8.0%	N/A	N/A
Bank	$84,930	17.2%	$39,520	8.0%	$49,400	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$90,598	18.3%	$19,805	4.0%	N/A	N/A
Bank	$80,451	16.3%	$19,760	4.0%	$29,640	6.0%
Tier 1 Capital to Average Assets
Company	$90,598	15.4%	$23,542	4.0%	N/A	N/A
Bank	$80,451	13.7%	$23,497	4.0%	$29,371	5.0%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013
Total Capital to Risk Weighted Assets
Company	$96,446	19.6%	$39,424	8.0%	N/A	N/A
Bank	$85,931	17.5%	$39,339	8.0%	$49,173	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$91,814	18.6%	$19,712	4.0%	N/A	N/A
Bank	$81,299	16.5%	$19,669	4.0%	$29,504	6.0%
Tier 1 Capital to Average Assets
Company	$91,814	15.8%	$23,210	4.0%	N/A	N/A
Bank	$81,299	14.0%	$23,172	4.0%	$28,965	5.0%

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

On January 24, 2014, the Company declared a cash dividend of $0.07 per share payable on February 21, 2014.

On April 24, 2014, the Company declared a cash dividend of $0.07 per share payable on May 21, 2014.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  We currently have no plans to engage in hedging activities in the future.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2014	December 31, 2013
Commitments to grant loans	$33,199	$17,904
Unfunded commitments for construction loans	23,774	8,831
Unfunded commitments under lines of credit	80,965	76,760
Standby letters of credit	1,104	1,311

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.1 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2014 and December 31, 2013 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at March 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2014 through March 31, 2015 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	0.5%
Up 400 - 24 months	1.0%
Up 300 - 12 months	3.3%
Up 200 - 12 months	1.0%
Up 100 - 12 months	1.3%
Base	—%
Down 100 - 12 months	(1.1)%

As indicted in the table above, the results of a 100 and 200 basis increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 1.3% and 1.0%, respectively. A 300 basis point gradual increase over 12-months is estimated to increase net interest income by 3.3%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 1.0% and 0.5% in the first twelve months. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.1%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2014, the risk factors for the Company have not changed materially from those reported in our 2013 Annual Report on Form 10-K. However, the risks described in our 2013 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the three months ended March 31, 2014, the Company did not repurchase any shares of Company stock. The following table provides information regarding the company's purchase of its equity securities during the three months ended March 31, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	$—	36,354	235,646
February 1-28, 2014	—	—	36,354	235,646
March 1-31, 2014	—	—	36,354	235,646
Total	—	$—

 The Company may to repurchase its shares under the Seventh Repurchase Program from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for each of the three months ended March 31, 2014 and 2013,  (iii) the Consolidated Statement of Comprehensive Income (Loss) for each of the three months ended March 31, 2014 and 2013, (iv) the Consolidated Changes in Stockholders' Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: May 9, 2014	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 9, 2014		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)