Form 10-Q
period 2014-06-30
CHICOPEE BANCORP, INC.
filed 2014-08-08
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Yes [   ]    No [X]

As of August 6, 2014, there were 5,379,320 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,072	$9,100
Federal funds sold	1,728	426
Interest-bearing deposits with the Federal Reserve Bank of Boston	8,995	9,389
Total cash and cash equivalents	23,795	18,915

Available-for-sale securities, at fair value	406	602
Held-to-maturity securities, at cost (fair value of $38,005 at June 30, 2014 and
$49,338 at December 31, 2013)	37,648	48,606
Federal Home Loan Bank stock, at cost	3,914	3,914
Loans (net of allowance for loan losses of $4,691 at June 30, 2014 and
$4,596 at December 31, 2013)	508,385	485,619
Loans held for sale	159	70
Other real estate owned	1,166	407
Mortgage servicing rights	333	381
Bank owned life insurance	14,350	14,173
Premises and equipment, net	9,120	9,181
Accrued interest and dividends receivable	1,549	1,609
Deferred income tax asset	3,057	3,042
Other assets	3,008	1,208
Total assets	$606,890	$587,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$95,860	$90,869
NOW accounts	41,959	40,774
Savings accounts	50,119	49,755
Money market deposit accounts	114,942	111,126
Certificates of deposit	154,961	157,242
Total deposits	457,841	449,766

Federal Home Loan Bank advances	58,649	44,992
Accrued expenses and other liabilities	395	739
Total liabilities	516,885	495,497

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,413,556 and 5,435,885 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	72,479	72,479
Treasury stock, at cost (2,025,812 and 2,003,483 shares at June 30, 2014 and December 31, 2013, respectively)	(26,810)	(26,435)
Additional paid-in-capital	3,459	3,299
Unearned compensation (restricted stock awards)	(9)	(12)
Unearned compensation (Employee Stock Ownership Plan)	(3,422)	(3,571)
Retained earnings	44,284	46,418
Accumulated other comprehensive income	24	52
Total stockholders' equity	90,005	92,230
Total liabilities and stockholders' equity	$606,890	$587,727

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$5,371	$5,351	10,577	10,808
Interest and dividends on securities	403	426	814	850
Interest on other interest-earning assets	10	15	18	30
Total interest and dividend income	5,784	5,792	11,409	11,688

Interest expense:
Deposits	705	966	1,420	1,924
Securities sold under agreements to repurchase	—	4	—	6
Federal Home Loan Bank advances	216	179	429	369
Total interest expense	921	1,149	1,849	2,299

Net interest income	4,863	4,643	9,560	9,389
Provision for loan losses	2,774	127	4,975	58
Net interest income, after provision for loan losses	2,089	4,516	4,585	9,331

Non-interest income:
Service charges, fees and commissions	565	492	1,061	994
Net loan sales and servicing	56	226	109	490
Net gain on sales of available-for-sale securities	—	—	34	—
Net loss on sale of other real estate owned	—	(21)	(10)	(61)
OREO writedowns	—	—	(72)	—
Income from bank owned life insurance	90	91	178	183
Other non-interest income	—	—	—	24
Total non-interest income	711	788	1,300	1,630

Non-interest expenses:
Salaries and employee benefits	2,472	2,560	4,989	5,093
Occupancy expenses	362	389	810	813
Furniture and equipment	215	197	397	404
FDIC insurance assessment	107	59	191	127
Data processing services	360	300	706	612
Professional fees	177	152	357	369
Advertising expense	164	145	332	292
Stationery, supplies and postage	68	75	128	150
Foreclosure expense	167	67	247	122
Other non-interest expense	602	711	1,155	1,308
Total non-interest expenses	4,694	4,655	9,312	9,290

Income (loss) before income taxes	(1,894)	649	(3,427)	1,671
Income tax expense (benefit)	(1,854)	136	(2,029)	361
Net income (loss)	$(40)	$513	(1,398)	1,310

Earnings (loss) per share:
Basic	$(0.01)	$0.10	$(0.28)	$0.26
Diluted	$(0.01)	$0.10	$(0.28)	$0.26

Adjusted weighted average shares outstanding:
Basic	5,069,669	5,040,537	5,074,340	5,040,385
Diluted	5,162,529	5,131,858	5,171,603	5,118,085

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net income (loss)	$(40)	$513

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on investment securities available-for-sale	(1)	(31)
Tax effect	—	11
Other comprehensive loss, net of tax	(1)	(20)
Comprehensive income (loss)	$(41)	$493

	Six Months Ended
	June 30,
	2014	2013
Net income (loss)	$(1,398)	$1,310

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on investment securities available-for-sale	(9)	(19)
Reclassification adjustment for gains realized in net income (1)	(34)	—
Tax effect	15	7
Other comprehensive loss, net of tax	(28)	(12)
Comprehensive income (loss)	$(1,426)	$1,298

 (1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2014 and 2013
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

Comprehensive loss:
Net loss	—	—	—	—	—	(1,398)	—	(1,398)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $15)	—	—	—	—	—	—	(28)	(28)
Total comprehensive loss								(1,426)
Treasury stock purchased (24,529 shares)	—	(416)	—	—	—	—	—	(416)
Stock options exercised (2,200 shares)	—	41	(8)	—	—	—	—	33
Stock option expense	—	—	60	—	—	—	—	60
Change in unearned compensation:
Restricted stock award expense	—	—	—	3	—	—	—	3
Common stock held by ESOP committed to be released	—	—	108	—	149	—	—	257
Cash dividends declared ($0.07 per share)	—	—	—	—	—	(736)	—	(736)
Balance at June 30, 2014	$72,479	$(26,810)	$3,459	$(9)	$(3,422)	$44,284	$24	$90,005

Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

Comprehensive income:
Net income	—	—	—	—	—	1,310	—	1,310
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $7)	—	—	—	—	—	—	(12)	(12)
Total comprehensive income								1,298
Stock option expense	—	—	61	—	—	—	—	61
Change in unearned compensation:
Restricted stock award expense	—	—	—	3	—	—	—	3
Common stock held by ESOP committed to be released	—	—	100	—	148	—	—	248
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(543)	—	(543)
Balance at June 30, 2013	$72,479	$(26,567)	$3,205	$(15)	$(3,720)	$45,640	$14	$91,036
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$(1,398)	$1,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	421	494
Gain on disposal of premises and equipment	—	(24)
Provision for loan losses	4,975	58
Increase in cash surrender value of life insurance	(178)	(183)
Net realized gain on sales of securities available-for-sale	(34)	—
Realized gains on sales of mortgage loans	(26)	(152)
Decrease (increase) in other assets	(1,799)	126
Decrease (increase) in accrued interest and dividends receivable	60	(35)
Decrease in FDIC prepaid insurance	—	466
Loans originated for sale	(3,053)	(20,911)
Proceeds from loan sales	2,964	20,321
Net loss on sales and write-downs of other real estate owned	82	61
Decrease in other liabilities	(343)	(60)
Change in unearned compensation	260	251
Stock option expense	60	61
Net cash provided by operating activities	1,991	1,783

Cash flows from investing activities:
Purchase of premises and equipment	(286)	(170)
Loan originations, net of principal payments	(28,906)	8,729
Proceeds from sales of other real estate owned	325	127
Proceeds from sales of securities available-for-sale	187	—
Purchases of held-to-maturity securities	—	(23,989)
Maturities of held-to-maturity securities	10,347	17,746
Proceeds from principal paydowns of held-to-maturity securities	610	759
Proceeds from sale of Federal Home Loan Bank stock	—	362
Net cash (used) provided by investing activities	(17,723)	3,564

Cash flows from financing activities:
Net increase in deposits	8,075	2,253
Decrease in repurchase agreements	—	(1,637)
Repayments of FHLB advances	(10,844)	—
Proceeds from long-term FHLB advances	19,500	—
Proceeds from (repayment of) short-term FHLB advances	5,000	(4,643)
Treasury stock purchased	(416)	—
Cash dividends paid on common stock	(736)	(543)
Stock options exercised	33	—
Net cash provided (used) by financing activities	20,612	(4,570)

Net increase in cash and cash equivalents	4,880	777

Cash and cash equivalents at beginning of year	18,915	39,608

Cash and cash equivalents at end of period	$23,795	$40,385

Supplemental cash flow information:
Interest paid on deposits	$1,420	$1,924

Interest paid on borrowings	420	269
Income taxes paid	12	338
Transfers from loans to other real estate owned	1,166	229

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2014 and 2013

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of June 30, 2014 and for the periods ended June 30, 2014 and 2013 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The results for the three and six month interim periods ended June 30, 2014 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except share data )	2014	2013	2014	2013
Net income (loss)	$(40)	$513	$(1,398)	$1,310

Average number of shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,011,810)	(2,010,783)	(2,006,989)	(2,010,783)
Less: average number of unallocated ESOP shares	(357,089)	(386,848)	(357,089)	(386,848)
Less: average number of dilutive restricted stock awards	(800)	(1,200)	(950)	(1,352)

Adjusted weighted average number of common shares outstanding	5,069,669	5,040,537	5,074,340	5,040,385
Plus: dilutive outstanding restricted stock awards	614	277	737	363
Plus: dilutive outstanding stock options	92,246	91,044	96,526	77,337
Weighted average number of diluted shares outstanding	5,162,529	5,131,858	5,171,603	5,118,085

Earnings (loss) per share:
Basic-common stock	$(0.01)	$0.10	$(0.28)	$0.26
Basic-unvested share-based payment awards	$(0.01)	$0.10	$(0.28)	$0.26
Diluted-common stock	$(0.01)	$0.10	$(0.28)	$0.26
Diluted-unvested share-based payment awards	$(0.01)	$0.10	$(0.28)	$0.26

Given the loss for the three and six months ended June 30, 2014, diluted loss per share did not differ from basic loss per share as all potential shares were anti-dilutive. There were 695,198 stock options that were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 because the effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2013. There were no stock options granted during the six months ended June 30, 2014.

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

A summary of options under the Plan as of June 30, 2014 and changes during the six months ended June 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2013	668,598	$14.58	4.61	$1,894
Granted	—	—	—	—
Exercised	(2,200)	15.27	8.28	—
Forfeited or expired	(5,800)	15.82	8.51	—
Outstanding at June 30, 2014	660,598	$14.56	4.32	$1,609
Exercisable at June 30, 2014	546,897	$14.33	3.52	$1,460
Exercisable at June 30, 2013	534,598	$14.26	4.25	$1,411

There were no options granted during the six months ended June 30, 2014. The weighted-average grant-date fair value of options granted during 2013 was $3.59. The weighted-average grant-date fair value of the options outstanding and exercisable at June 30, 2014 was $3.81 and $3.87, respectively. For the six months ended June 30, 2014, share based compensation expense applicable to options granted under the Plan was $60,000. For the six months ended June 30, 2013, share based compensation expense applicable to options granted under the Plan was $61,000. As of June 30, 2014, unrecognized stock-based compensation expense related to non-vested options amounted to $345,000. This amount is expected to be recognized over a period of 3.09 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2014 is $14.08. The Company recorded compensation cost related to stock awards of approximately $3,000 for the six months ended June 30, 2014 and for the six months ended June 30, 2013. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the six months ended June 30, 2014. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of June 30, 2014, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $10,000. This amount is expected to be recognized over a period of 1.69 years.

A summary of the status of the Company’s stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	1,200	$14.08
Granted	—	—
Vested	400	14.08
Forfeited	—	—
Outstanding at June 30, 2014	800	$14.08

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

A total of 150,000 phantom stock units will be available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the six months ended June 30, 2014, and 2013, was $23,000 and $7,000, respectively. For the six months ended June 30, 2014 and 2013, there were 4,074 and 2,942 phantom stock units granted, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU will not have a material effect on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. GAAP does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU will not have a material effect on the Company’s consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$369	$37	$—	$406
Total available-for-sale securities	$369	$37	$—	$406

Held-to-maturity securities
Corporate and industrial revenue bonds	$34,099	$332	$—	$34,431
Certificates of deposit	3,026	1	—	3,027
Collateralized mortgage obligations	523	24	—	547
Total held-to-maturity securities	$37,648	$357	$—	$38,005

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$522	$80	$—	$602
Total available-for-sale securities	$522	$80	$—	$602

Held-to-maturity securities
U.S. Treasury securities	$5,000	$—	$—	$5,000
Corporate and industrial revenue bonds	34,588	681	—	35,269
Certificates of deposit	8,373	15	—	8,388
Collateralized mortgage obligations	645	36	—	681
Total held-to-maturity securities	$48,606	$732	$—	$49,338

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,026	$3,027
Due after one year through five years	523	547
Due after five years through ten years	7,955	8,105
Due after ten years	26,144	26,326
	$37,648	$38,005

There were no sales of available-for-sale securities during the three months ended June 30, 2014. During the six months ended June 30, 2014, proceeds from sales of available-for-sale securities amounted to $187,000 with gross realized gains of $34,000. The tax provision applicable to the net realized gain for the six months ended June 30, 2014 was $8,000.

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

There were no unrealized losses as of June 30, 2014 and December 31, 2013.

U.S. Treasury Securities
The Company did not hold U.S. Treasury securities at June 30, 2014. There were no unrealized losses within the U.S. Treasury securities portfolio at December 31, 2013.

Collateralized Mortgage Obligations (“CMO”)
As of June 30, 2014 and December 31, 2013, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $24,000 and $36,000 as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company had six CMO bonds, or eight individual issues, with an aggregate book value of $523,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2013, the Company had eight CMO bonds, or six individual issues, with an aggregate book value of $645,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Corporate and Industrial Revenue Bonds
As of June 30, 2014 and December 31, 2013, there were no unrealized losses within the corporate industrial revenue bond category. The Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $34.1 million and $34.6 million at June 30, 2014 and December 31, 2013, respectively . The portfolio ended with unrealized gains of $332,000 and $681,000 as of June 30, 2014 and December 31, 2013, respectively.

Marketable Equity Securities
As of June 30, 2014 and December 31, 2013 there were no unrealized losses within the marketable equity securities portfolio, and the portfolio ended the period with a net unrealized gain of $37,000 and $80,000, respectively.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $3.9 million as of June 30, 2014 and December 31, 2013.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the six months ended June 30, 2014 and for the year ended December 31, 2013, the Company received $29,000 and $15,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through June 30, 2014 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets on the Statement of Financial Condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of June 30, 2014 and December 31, 2013, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through June 30, 2014 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential(1)	$114,847	22.4%	$112,524	23.0%
Home equity	32,470	6.4%	32,091	6.6%
Commercial	228,119	44.5%	211,161	43.1%
Total	375,436	73.3%	355,776	72.7%

Construction-residential	6,854	1.4%	6,130	1.3%
Construction-commercial	42,071	8.2%	38,441	7.9%
Total	48,925	9.6%	44,571	9.2%

Total real estate loans	424,361	82.9%	400,347	81.9%

Consumer loans	2,529	0.5%	2,405	0.4%
Commercial and industrial loans	85,264	16.6%	86,540	17.7%
Total loans	512,154	100.0%	489,292	100.0%

Deferred loan origination costs, net	922		923
Allowance for loan losses	(4,691)		(4,596)
Loans, net	$508,385		$485,619

(1) Excludes loans held for sale of $159,000 and $70,000 at June 30, 2014 and December 31, 2013, respectively.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At June 30, 2014 and December 31, 2013, the Company was servicing loans for participating lenders totaling $17.0 million and $13.7 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $3.0 million and $20.3 million in residential real estate loans to the secondary market, during the three month periods ended June 30, 2014 and 2013, respectively. The unpaid principal balance of residential real estate loans serviced for others was $95.3 million at June 30, 2014 and $97.6 million at December 31, 2013. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

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

Residential real estate and residential construction loans are categorized into pass and substandard risk ratings. Substandard residential loans are loans that are usually on nonaccrual status and are individually evaluated for impairment.

Consumer loans are considered nonperforming when they are 90 days past due or have not returned to accrual status. Consumer loans are not individually evaluated for impairment.

Home equity loans are considered nonperforming when they are 90 days past due or have not returned to accrual status. Each nonperforming home equity loan is individually evaluated for impairment.

The following table presents an analysis of total loans segregated by risk rating and segment as of June 30, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$69,668	$33,143	$215,385	$318,196
Special mention	12,879	6,110	8,348	27,337
Substandard	2,717	2,818	4,386	9,921
Total commercial loans	$85,264	$42,071	$228,119	$355,454

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$111,551	$6,854		$118,405
Substandard	3,296	—		3,296
Total residential loans	$114,847	$6,854		$121,701

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,507	$32,209		$34,716
Nonperforming	22	261		283
Total consumer loans	$2,529	$32,470		$34,999

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2013:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,483	$27,969	$200,096	$305,548
Special mention	4,050	6,584	3,594	14,228
Substandard	5,007	3,888	7,471	16,366
Total commercial loans	$86,540	$38,441	$211,161	$336,142

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$110,109	$6,130		$116,239
Substandard	2,415	—		2,415
Total residential loans	$112,524	$6,130		$118,654

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,397	$31,798		$34,195
Nonperforming	8	293		301
Total consumer loans	$2,405	$32,091		$34,496

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

For the six months ended June 30, 2014, net charge offs of $4.9 million were primarily due to three commercial relationships. As previously disclosed, the Company recorded a $1.5 million charge off on a $4.7 million commercial developer condo loan, a charge off of $568,000 on a $3.4 million commercial relationship in the process of foreclosure and an additional charge off of $2.4 million on a $4.5 million commercial relationship suspected of fraud. Management is investigating potential fraudulent activity and is taking the necessary steps to protect the Company's position and to mitigate additional losses.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following portfolio segments: residential real estate, residential construction, commercial real estate, commercial and industrial, commercial construction, consumer and home equity. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each portfolio segment. Management deems 36 months to be an appropriate time frame on which to base historical losses for each portfolio segment. This historical loss factor is adjusted for qualitative factors for each portfolio segment including, but not limited to: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and changes in lending policies, experience, ability, depth of lending management and staff; and national and local economic conditions. Management follows a similar process to estimate its liability for off-balance-sheet commitments to extend credit.

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

During the six months ended June 30, 2014, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2014.

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2014	$411	$110	$2,269	$496	$1,007	$34	$135	$4,462
Provision for (reduction of) loan losses	97	(29)	932	1,536	205	8	25	2,774
Recoveries	—	—	74	—	—	7	—	81
Loans charged off	—	—	(938)	(1,538)	(132)	(18)	—	(2,626)
Balance as of June 30, 2014	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for (reduction of) loan losses	91	(13)	1,080	1,598	2,134	20	66	4,975
Recoveries	—	—	74	—	1	12	—	87
Loans charged off	(233)	—	(938)	(1,539)	(2,165)	(36)	(57)	(4,967)
Balance as of June 30, 2014	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691

Allowance for loan losses
Collectively evaluated for impairment	$491	$81	$2,312	$494	$1,080	$31	$158	$4,647
Individually evaluated for impairment	17	—	25	—	—	—	2	44
Total ending balance	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691

Total loans
Collectively evaluated for impairment	$111,550	$6,854	$224,493	$39,283	$83,628	$2,529	$32,209	$500,546
Individually evaluated for impairment	3,297	—	3,626	2,788	1,636	—	261	11,608
Total ending balance	$114,847	$6,854	$228,119	$42,071	$85,264	$2,529	$32,470	$512,154

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision for (reduction of) loan losses	296	63	(24)	(67)	90	30	37	425
Recoveries	1	—	247	—	38	14	—	300
Loans charged off	(183)	(62)	(68)	—	(117)	(53)	(10)	(493)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Allowance for loan losses
Collectively evaluated for impairment	$407	$94	$2,109	$435	$1,100	$35	$137	$4,317
Individually evaluated for impairment	243	—	12	—	10	—	14	279
Total ending balance	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Total loans
Collectively evaluated for impairment	$109,866	$6,130	$206,813	$34,553	$85,168	$2,405	$31,798	$476,733
Individually evaluated for impairment	2,658	—	4,348	3,888	1,372	—	293	12,559
Total ending balance	$112,524	$6,130	$211,161	$38,441	$86,540	$2,405	$32,091	$489,292

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2013.

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2013	$544	$86	$1,908	$414	$1,199	$46	$128	$4,325
Provision for (reduction of) loan losses	78	28	4	(41)	51	(5)	12	127
Recoveries	—	—	9	—	1	5	—	15
Loans charged off	(61)	(62)	—	—	—	(8)	—	(131)
Balance as of June 30, 2013	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
(Reduction of) provision for loan losses	85	21	(54)	(129)	115	4	16	58
Recoveries	1	—	9	—	37	7	—	54
Loans charged off	(61)	(62)	—	—	—	(17)	—	(140)
Balance as of June 30, 2013	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336

Allowance for loan losses
Collectively evaluated for impairment	$357	$52	$1,817	$373	$1,204	$38	$128	$3,969
Individually evaluated for impairment	204	—	104	—	47	—	12	367
Total ending balance	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336

Total loans
Collectively evaluated for impairment	$111,410	$3,233	$183,580	$27,603	$89,198	$2,285	$31,253	$448,562
Individually evaluated for impairment	2,119	—	3,583	3,956	1,087	—	336	11,081
Total ending balance	$113,529	$3,233	$187,163	$31,559	$90,285	$2,285	$31,589	$459,643

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2014.

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,628	$2,755	$2,634	$—	$24
Residential construction	—	—	—	—	—
Commercial real estate	3,141	4,091	4,028	—	9
Commercial construction	2,788	4,377	3,468	—	37
Commercial and industrial	1,636	3,630	1,572	—	10
Consumer	—	—	—	—	—
Home equity	213	269	226	—	4
Total	$10,406	$15,122	$11,928	$—	$84

Impaired loans with a valuation allowance:
Residential real estate	$669	$669	$597	$17	$10
Residential construction	—	—	—	—	—
Commercial real estate	485	485	964	25	6
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	57	—	—
Consumer	—	—	—	—	—
Home equity	48	48	24	2	—
Total	$1,202	$1,202	$1,642	$44	$16

Total impaired loans:
Residential real estate	$3,297	$3,424	$3,231	$17	$34
Residential construction	—	—	—	—	—
Commercial real estate	3,626	4,576	4,992	25	15
Commercial construction	2,788	4,377	3,468	—	37
Commercial and industrial	1,636	3,630	1,629	—	10
Consumer	—	—	—	—	—
Home equity	261	317	250	2	4
Total	$11,608	$16,324	$13,570	$44	$100

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,628	$2,755	$2,268	$—	$54
Residential construction	—	—	—	—	—
Commercial real estate	3,141	4,091	4,051	—	16
Commercial construction	2,788	4,377	3,608	—	88
Commercial and industrial	1,636	3,630	1,466	—	17
Consumer	—	—	—	—	—
Home equity	213	269	195	—	5
Total	$10,406	$15,122	$11,588	$—	$180

Impaired loans with a valuation allowance:
Residential real estate	$669	$669	$772	$17	$16
Residential construction	—	—	—	—	—
Commercial real estate	485	485	726	25	12
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	78	—	—
Consumer	—	—	—	—	—
Home equity	48	48	70	2	1
Total	$1,202	$1,202	$1,646	$44	$29

Total impaired loans:
Residential real estate	$3,297	$3,424	$3,040	$17	$70
Residential construction	—	—	—	—	—
Commercial real estate	3,626	4,576	4,777	25	28
Commercial construction	2,788	4,377	3,608	—	88
Commercial and industrial	1,636	3,630	1,544	—	17
Consumer	—	—	—	—	—
Home equity	261	317	265	2	6
Total	$11,608	$16,324	$13,234	$44	$209

The $11.6 million of impaired loans include $10.9 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The $12.6 million of impaired loans include $6.8 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2013:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,179	$1,179	$1,483	$—	$8
Residential construction	—	—	—	—	—
Commercial real estate	3,041	3,358	3,046	—	49
Commercial construction	3,956	3,956	4,113	—	51
Commercial and industrial	871	871	766	—	6
Consumer	—	—	—	—	—
Home equity	173	173	131	—	1
Total	$9,220	$9,537	$9,539	$—	$115

Impaired loans with a valuation allowance:
Residential real estate	$940	$940	$940	$204	$6
Residential construction	—	—	166	—	—
Commercial real estate	542	607	442	104	3
Commercial construction	—	—	—	—	—
Commercial and industrial	216	216	108	47	—
Consumer	—	—	—	—	—
Home equity	163	163	106	12	—
Total	$1,861	$1,926	$1,762	$367	$9

Total impaired loans:
Residential real estate	$2,119	$2,119	$2,423	$204	$14
Residential construction	—	—	166	—	—
Commercial real estate	3,583	3,965	3,488	104	52
Commercial construction	3,956	3,956	4,113	—	51
Commercial and industrial	1,087	1,087	874	47	6
Consumer	—	—	—	—	—
Home equity	336	336	237	12	1
Total	$11,081	$11,463	$11,301	$367	$124

The $11.1 million of impaired loans include $3.2 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2013.

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,179	$1,179	$1,493	$—	$20
Residential construction	—	—	—	—	—
Commercial real estate	3,041	3,358	2,975	—	108
Commercial construction	3,956	3,956	4,210	—	101
Commercial and industrial	871	871	732	—	14
Consumer	—	—	—	—	—
Home equity	173	173	120	—	2
Total	$9,220	$9,537	$9,530	$—	$245

Impaired loans with a valuation allowance:
Residential real estate	$940	$940	$1,007	$204	$10
Residential construction	—	—	221	—	—
Commercial real estate	542	607	410	104	9
Commercial construction	—	—	—	—	—
Commercial and industrial	216	216	72	47	8
Consumer	—	—	—	—	—
Home equity	163	163	71	12	1
Total	$1,861	$1,926	$1,781	$367	$28

Total impaired loans:
Residential real estate	$2,119	$2,119	$2,500	$204	$30
Residential construction	—	—	221	—	—
Commercial real estate	3,583	3,965	3,385	104	117
Commercial construction	3,956	3,956	4,210	—	101
Commercial and industrial	1,087	1,087	804	47	22
Consumer	—	—	—	—	—
Home equity	336	336	191	12	3
Total	$11,081	$11,463	$11,311	$367	$273

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

The following table presents an aging analysis of past due loans and non-accrual loans at June 30, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,942	$42	$1,127	$4,111	$110,736	$114,847	$3,267
Residential construction	—	—	—	—	6,854	6,854	—
Commercial real estate	1,376	321	2,435	4,132	223,987	228,119	3,290
Commercial construction	—	—	—	—	42,071	42,071	2,817
Commercial and industrial	711	240	1,020	1,971	83,293	85,264	1,232
Consumer	30	1	3	34	2,495	2,529	22
Home equity	130	33	208	371	32,099	32,470	227
Total	$5,189	$637	$4,793	$10,619	$501,535	$512,154	$10,855

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,962	$510	$1,063	$4,535	$107,989	$112,524	$2,415
Residential construction	—	—	—	—	6,130	6,130	—
Commercial real estate	662	—	2,802	3,464	207,697	211,161	3,362
Commercial construction	—	—	—	—	38,441	38,441	—
Commercial and industrial	264	149	816	1,229	85,311	86,540	806
Consumer	80	2	6	88	2,317	2,405	8
Home equity	76	8	209	293	31,798	32,091	243
Total	$4,044	$669	$4,896	$9,609	$479,683	$489,292	$6,834

Troubled Debt Restructuring (TDR)

TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that the Company would not otherwise consider. TDR loans can take the form of a reduction in the stated interest rate, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date, or the reduction of either the interest or principal. Once a loan has been identified as a TDR, it is classified as impaired and will continue to be reported as a TDR until the loan is paid in full.

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

During the six months ended June 30, 2014, the Company had no TDRs that had defaulted and had been modified within the previous twelve month period. During the six months ended June 30, 2013 the Company had one TDR totaling $201,000, that had defaulted and had been modified within the previous twelve month period. TDR loans are considered defaulted at 90 days past due.

The following table provides new TDR activity by segment during the periods indicated:

For the Three and Six Months Ended June 30, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	1	252	252
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	1	252	252

The following table provides new TDR activity by segment during the periods indicated:

For the Three and Six Months Ended June 30, 2013	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	—	—	—
Residential construction	—	—	—
Commercial real estate	1	249	249
Commercial construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	1	249	249

The following is a summary of TDR loans by segment as of the periods indicated:

	As of June 30, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Residential real estate	3	$616	2	$364
Residential construction	—	—	—	—
Commercial real estate	4	620	4	620
Commercial construction	—	—	—	—
Commercial and industrial	4	156	4	156
Consumer	—	—	—	—
Home equity	1	34	1	34
Total	12	$1,426	11	$1,174

8.      Fair Value Measurements and Disclosures

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

Held-to-maturity and non-marketable securities. The fair values of held-to-maturity securities are estimated by independent providers using matrix pricing and quoted market prices for similar securities. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominately reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of non-marketable securities approximate fair values. As such, the Company classifies held-to-maturity and non-marketable securities as Level 2.

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

Mortgage servicing rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as Level 2.

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

Assets measured at fair value as of June 30, 2014 and December 31, 2013 on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$406	$406	$—	$—
Total equity securities	$406	$406	$—	$—

	Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$602	$602	$—	$—
Total equity securities	$602	$602	$—	$—

Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements Using
	June 30, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$5,283	$—	$—	$5,283
Other real estate owned	1,166	—	1,166	—
Loans held for sale	159	—	159	—

Impaired loans are presented net of their related specific reserves of $44,000 and charge offs of $4.7 million as of June 30, 2014.

	Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$1,869	$—	$—	$1,869
Other real estate owned	407	—	407	—
Loans held for sale	70	—	70	—

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

		Fair Value Using
	Carrying Amount at June 30, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$23,795	$23,795	$—	$—
Available-for-sale securities	406	406	—	—
Held-to-maturity securities	37,648	—	38,005	—
FHLB stock	3,914	—	3,914	—

Residential real estate	114,992	—	—	117,505
Residential construction	6,773	—	—	6,762
Commercial real estate	226,052	—	—	228,135
Commercial construction	41,577	—	—	40,495
Commercial and industrial	84,184	—	—	84,141
Consumer	2,497	—	—	2,663
Home equity	32,310	—	—	32,548
Net loans	508,385	—	—	512,249

Loans held for sale	159	—	159	—
Accrued interest and dividends receivable	1,549	—	1,549	—
Mortgage servicing rights	333	—	677	—

Financial liabilities:
Deposits	$457,841	$—	$459,005	$—
FHLB advances	58,649	—	59,436	—
Accrued interest payable	68	—	68	—

		Fair Value Using
	Carrying Amount at December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$18,915	$18,915	$—	$—
Available-for-sale securities	602	602	—	—
Held-to-maturity securities	48,606	—	49,338	—
FHLB stock	3,914	—	3,914	—

Residential real estate	112,551	—	—	115,372
Residential construction	6,036	—	—	6,028
Commercial real estate	209,286	—	—	211,982
Commercial construction	38,006	—	—	36,432
Commercial and industrial	85,430	—	—	85,511
Consumer	2,370	—	—	2,530
Home equity	31,940	—	—	32,183
Net loans	485,619	—	—	490,038

Loans held for sale	70	—	70	—
Accrued interest and dividends receivable	1,609	—	1,609	—
Mortgage servicing rights	381	—	831	—

Financial liabilities:
Deposits	$449,766	$—	$458,010	$—
FHLB advances	44,992	—	45,699	—
Accrued interest payable	59	—	59	—

9.      Other Comprehensive Income

As of the statement of financial condition dates, accumulated other comprehensive income was entirely comprised of net unrealized gains on available-for-sale investment securities.

The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the dates indicated:

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$25	$34
Current-period change	(1)	(20)
Ending balance	$24	$14

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$52	$26
Current-period change	(28)	(12)
Ending balance	$24	$14

During the six months ended June 30, 2014, 10,000 shares issued by one company in the financial industry were sold with a realized gain of $34,000. There were no sales of available-for-sale securities during the six months ended June 30, 2013.

10.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. As of June 30, 2014, a total of 211,117 shares may be repurchased under the current stock repurchase program. The Company may repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On July 24, 2014, the Company announced a quarterly cash dividend of $0.07 per share of its common stock to stockholders of record as of the close of business on August 8, 2014, payable on or about August 21, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the, Company") at June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At June 30, 2014, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

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

Valuation of Other Real Estate Owned (“OREO”).  Periodically, the Company acquires property through foreclosure or acceptance of a deed in lieu-of-foreclosure as OREO. OREO is recorded at fair value less costs to sell. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the allowance for loan losses is recorded. If the fair value of the property becomes subsequently impaired, as determined by an appraisal or an evaluation in accordance with the Company's appraisal policy, the decline is recorded by a charge against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $19.2 million, or 3.3%, from $587.7 million at December 31, 2013 to $606.9 million at June 30, 2014. The increase in total assets was primarily due to the increase in cash and cash equivalents of $4.9 million, or 25.8%, and an increase in net loans of $22.8 million, or 4.7%, from $485.6 million, or 82.6% of total assets at December 31, 2013, to $508.4 million, or 83.8% of total assets at June 30, 2014, partially offset by a decrease in held-to-maturity securities of $11.0 million, or 22.5%, to $37.6 million at June 30, 2014.

The significant components of the $22.8 million, or 4.7%, increase in net loans were a $2.3 million, or 2.1%, increase in one-to-four-family residential real estate loans, a $4.4 million, or 9.8%, increase in construction loans, an increase of $17.0 million, or 8.0%, in commercial real estate loans and an increase in home equity loans of $379.000, or 1.2%. These increases were partially offset by the decrease in commercial and industrial loans of $1.3 million, or 1.5%. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $95.3 million in loans sold to the secondary market. In order to service our customers, Management intends to continue to retain the servicing rights on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $11.2 million, or 22.7%, to $38.1 million at June 30, 2014 from $49.2 million at December 31, 2013. This decrease was primarily the result of a $11.0 million, or 22.5%, decrease in the held-to-maturity portfolio due to maturities of $5.0 million in U.S. Treasuries and maturities of $5.3 million in certificates of deposit. The fair value of available-for-sale securities decreased $196,000, or 32.6%, from $602,000, at December 31, 2013 to $406,000, at June 30, 2014, due to the sale of such securities.

Total deposits increased $8.1 million, or 1.8%, from $449.8 million at December 31, 2013 to $457.8 million at June 30, 2014. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $10.4 million, or 3.5%, from $292.5 million at December 31, 2013 to $302.9 million at June 30, 2014. Demand deposits increased $5.0 million, or 5.5%, to $95.9 million, money market accounts increased $3.8 million, or 3.4%, to $114.9 million, NOW accounts increased $1.2 million, or 2.9%, to $42.0 million, and savings accounts increased $364,000, or 0.7%, to $50.1 million. Certificates of deposit decreased $2.3 million, or 1.5%, from $157.2 million at December 31, 2013 to $155.0 million at June 30, 2014. The increase of 3.5% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship-based core deposits.

Stockholders’ equity was $90.0 million, or 14.8% of total assets, at June 30, 2014 compared to $92.2 million, or 15.7% of total assets, at December 31, 2013. The Company’s stockholders’ equity decreased as a result of the $1.4 million net loss for the period and the $736,340 cash dividend paid during the six months ended June 30, 2014, partially offset by a decrease of $152,000, or 4.2%, in unearned compensation, and an increase in additional paid-in-capital of $160,000, or 4.8%, related to stock-based compensation. Pursuant to the Company’s Stock Repurchase Programs previously announced, during the six months ended June 30, 2014, the Company repurchased 24,529 shares of Company stock at an average price per share of $16.98. The Company’s tangible book value per share decreased $0.34, or 2.0%, from $16.97 at December 31, 2013 to $16.63 at June 30, 2014, primarily due to the net loss for the six months ended June 30, 2014.

Allowance for Loan Losses

	At or for the Six Months Ended June 30,
	2014	2013
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$4,596	$4,364
Charged off loans:
Residential real estate	(233)	(61)
Construction	(1,539)	(62)
Commercial real estate	(938)	—
Commercial	(2,165)	—
Home equity	(57)	—
Consumer	(36)	(17)
Total charged off loans	(4,967)	(140)

Recoveries on loans previously charged off:
Residential real estate	—	1
Construction	—	—
Commercial Real Estate	74	9
Commercial	1	37
Home equity	—	—
Consumer	12	7
Total recoveries	87	54
Net loan charge offs	(4,880)	(86)
Provision for loan losses	4,975	58
Allowance for loan losses, end of period	$4,691	$4,336

Ratios:
Net loan charge offs to total average loans	0.98%	0.02%
Allowance for loan losses to total loans (1)	0.92%	0.94%
Allowance for loan losses to nonperforming loans (2)	43.22%	134.74%
Recoveries to charge offs	1.75%	38.57%
Net loans charged off to allowance for loan losses	104.02%	1.98%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2014, the Company had twelve troubled debt restructured loans totaling $1.4 million, of which seven totaling $907,000 were included in nonperforming loans. Five of the twelve restructured loans totaling $518,000 were performing as modified. At June 30, 2013, the Company had sixteen troubled debt restructured loans totaling $3.4 million, of which ten totaling $1.2 million were included in nonperforming loans. Seven of the sixteen troubled debt restructurings, totaling $2.2 million, were performing as modified.

Analysis and determination of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable and estimable credit losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The allowance for loan losses is maintained at an amount that management considers appropriate to cover inherent, probable and estimable losses in the loan portfolio.

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

General valuation allowance on the remainder of the loan portfolio. The Company establishes a general allowance for loans that are not delinquent. If not all delinquent loans are impaired, then some delinquent loans are in the general pool. This general valuation allowance is determined by segregating the loans by loan segment and assigning percentages to each segment. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include: levels and historical trends in delinquencies, impaired loans, nonaccrual loans, charge-offs, recoveries, and classified assets; trends in the volume and terms of loans; effects of any change in underwriting, policies, procedures, and practices; experience, ability, and depth of management and staff; national and local economic trends and conditions; trends and conditions in the industries in which borrowers operate; and effects of changes in credit concentrations. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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

At June 30, 2014, the allowance for loan losses represented 0.92% of total loans and 43.2% of nonperforming loans. The allowance for loan losses increased $95,000, or 2.1%, from $4.6 million at December 31, 2013 to $4.7 million at June 30, 2014. The increase was due to the $5.0 million provision for loan losses, offset by net charge-offs of $4.9 million. The provision for loan losses was $5.0 million for the six months ended June 30, 2014, compared to $58,000 for the six months ended June 30, 2013.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$3,267	$2,415
Residential construction	—	—
Commercial real estate	3,290	3,362
Commercial construction	2,817	—
Commercial and industrial	1,232	806
Home equity	227	243
Consumer	22	8
Total nonaccrual loans	10,855	6,834
Other real estate owned	1,166	407
Total nonperforming assets	$12,021	$7,241

Ratios:
Total nonperforming loans as a percentage of total loans (1)	2.12%	1.40%

Total nonperforming assets as a percentage of total assets (2)	1.98%	1.23%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At June 30, 2014, there were no loans that were over 90 days delinquent and still accruing interest.

At June 30, 2014, nonperforming loans increased $4.0 million, or 58.8%, to $10.9 million compared to $6.8 million at December 31, 2013. The increase in nonperforming loans is primarily due to the increase of $2.8 million in commercial construction loans, an increase of $852,000, or 35.3%, in residential real estate loans, an increase of $426,000 or 52.9%, in commercial and industrial loans, and an increase of $14,000, or 175.0%, in consumer loans. These increases were partially offset by a decrease of $16,000, or 6.6%, in non performing home equity loans and a decrease of $72,000, or 2.1%, in commercial real estate loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until the borrower can demonstrate their ability to make payments according to their loan terms.

For the six months ended June 30, 2014, the provision for loan losses increased $4.9 million from $58,000, for the six months ended June 30, 2013 to $5.0 million. The increase in the provision for loan losses was primarily due to three commercial relationships previously disclosed.

The $5.0 million provision for loan losses for the six months ended June 30, 2014 is the result of a $1.5 million charge off related to a $4.7 million commercial real estate developer loan secured by commercial real estate. With regard to the commercial real estate development loan, the $1.5 million charge off reflects the decline in the fair value of the collateral securing the loan resulting from an updated independent appraisal. The Company has had a lending relationship with the commercial developer for over 25 years. The relationship was previously classified as impaired but was performing in accordance with the terms of the loan. The Company has restructured the loan and is working with the borrower to reduce exposure through sales of existing units. The borrower remains responsible for the full indebtedness, including any amounts charged off. At June 30, 2014, the loan was placed on non accrual as an indication that there is reasonable doubt as to the full collectability of principal and interest.

The provision for loan losses also includes the effect of a $568,000 charge off related to a $3.4 million nonperforming loan disclosed in the third quarter of 2013. The loan is secured by commercial real estate, equipment and all assets of the borrower. The Company is in the process of initiating foreclosure proceedings on such collateral.

The increased provision for the six months ended also reflects the effect of a $2.4 million charge off to a previously disclosed $4.5 million commercial loan relationship suspected of fraud. The loan is secured by inventory, equipment and real estate. The Company has initiated legal proceedings against the principals of the borrower for fraud and is conducting a review and investigation, including the use of forensic accountants. The Company believes the principals made fraudulent misrepresentations about the collateral securing the loan and intends to pursue all legal remedies against the principals for any losses or costs related to the loan, but there can be no assurance that these efforts will result in significant recoveries. The Company has completed liquidation of the inventory and equipment and completed foreclosure action on three properties that were pledged as collateral. One of the commercial properties was acquired at foreclosure and transferred to other real estate owned and is being marketed for sale. The second property was sold at foreclosure and a pay down is expected within 30-days and the third property is expected to be paid in full within 30-days.

The Company has endured a difficult first six months due to three nonperforming commercial relationships. These three commercial relationships represent $6.8 million, or 62.4% of total non-performing loans. Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2014		December 31, 2013
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)
Demand deposits	$95,860	20.9%	$90,869	20.1%
NOW accounts	41,959	9.2%	40,774	9.1%
Savings accounts	50,119	10.9%	49,755	11.1%
Money market deposit accounts	114,942	25.1%	111,126	24.7%
Total transaction accounts	302,880	66.1%	292,524	65.0%
Certificates of deposit	154,961	33.9%	157,242	35.0%
Total deposits	$457,841	100.0%	$449,766	100.0%

Total deposits increased $8.1 million, or 1.8%, from $449.8 million at December 31, 2013 to $457.8 million at June 30, 2014. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $10.4 million, or 3.5%, from $292.5 million at December 31, 2013 to $302.9 million at June 30, 2014. Demand deposits increased $5.0 million, or 5.5%, to $95.9 million, money market accounts increased $3.8 million, or 3.4%, to $114.9 million, NOW accounts increased $1.2 million, or 2.9%, to $42.0 million, and savings accounts increased $364,000, or 0.7%, to $50.1 million. Certificates of deposit decreased $2.3 million, or 1.5%, from $157.2 million at December 31, 2013 to $155.0 million at June 30, 2014. The increase of 3.5% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in money market accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Borrowings

The following sets forth information concerning the Company's borrowings for the periods indicated:

	As of or for the six months ended June 30, 2014	As of or for the year ended December 31, 2013
	(In Thousands)
Maximum amount of borrowings outstanding at any month-end during the period:
Federal Home Loan Bank (FHLB) advances	$68,149	$44,992
Securities sold under agreements to repurchase	—	15,312
Average borrowings outstanding during the period:
FHLB advances	$49,935	$29,202
Securities sold under agreements to repurchase	—	7,243
Weighted average interest rate during the period:
FHLB advances	1.73%	2.41%
Securities sold under agreements to repurchase	—%	0.12%
Balance outstanding at end of period:
FHLB advances	$58,649	$44,992
Securities sold under agreements to repurchase	—	—
Weighted average interest rate at end of period:
FHLB advances	1.65%	1.93%
Securities sold under agreements to repurchase	—%	—%

The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments. FHLB advances increased $13.7 million, or 30.4%, from $45.0 million at December 31, 2013 to $58.6 million at June 30, 2014 due to an increase in long-term advances of $19.5 million and short term advances of $5.0 million, partially offset by payments on advances.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General

The Company reported a net loss of $40,000, or $0.01 loss per share, for the three months ended June 30, 2014, compared to net income of $513,000, or $0.10 earnings per share, for the same period in 2013. The decrease in net income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, was a result of the increase in the provision for loan losses of $2.6 million due to a significant charge off during the quarter, a decrease in non-interest income of $77,000, or 9.8%, and an increase of $39,000, or 0.8%, in non-interest expense, partially offset by an increase in net interest income of $220,000, or 4.7%, and an income tax benefit of $2.0 million due to a change in the effective tax rate.

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

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$42,598	$663	6.24%	$68,854	$693	4.04%
Loans:
Residential real estate loans	114,597	1,119	3.92%	113,948	1,194	4.20%
Home Equity	32,150	284	3.54%	31,526	285	3.63%
Commercial real estate loans	219,837	2,613	4.77%	186,596	2,482	5.34%
Residential construction	7,214	73	4.06%	4,300	44	4.10%
Commercial construction	42,075	427	4.07%	34,467	396	4.61%
Consumer loans	2,361	39	6.63%	2,303	39	6.79%
Commercial and industrial loans	83,837	816	3.90%	87,132	911	4.19%
Loans, net (2)	502,071	5,371	4.29%	460,272	5,351	4.66%
Other interest-earning assets	15,538	10	0.26%	22,082	15	0.27%
Total interest-earning assets	560,207	6,044	4.33%	551,208	6,059	4.41%
Non-interest earning assets	36,063			37,179
Total assets	$596,270			$588,387
Interest-bearing liabilities:
Deposits:
Money market accounts	$115,063	$93	0.32%	$119,507	$100	0.34%
Savings accounts (3)	50,316	13	0.10%	49,626	13	0.11%
NOW accounts	42,087	94	0.90%	39,549	101	1.01%
Certificates of deposit	156,066	505	1.30%	174,896	752	1.72%
Total interest-bearing deposits	363,532	705	0.78%	383,578	966	1.01%
Federal Home Loan Bank advances	51,162	216	1.69%	29,481	179	2.44%
Securities sold under agreement to repurchase	—	—	—%	11,907	4	0.12%
Total interest-bearing borrowings	51,162	216	1.69%	41,388	183	1.77%
Total interest-bearing liabilities	414,694	921	0.89%	424,966	1,149	1.08%
Demand deposits	90,079			71,272
Other non-interest bearing liabilities	443			874
Total liabilities	505,216			497,112
Total stockholders' equity	91,054			91,275
Total liabilities and stockholders' equity	$596,270			$588,387
Net interest-earning assets	$145,513			$126,242

Tax equivalent net interest income/interest rate spread (4)		5,123	3.44%		4,910	3.33%
Tax equivalent net interest margin (5) (net interest income as a percentage of interest-earning assets)			3.67%			3.57%
Ratio of interest-earning assets to interest-bearing liabilities			135.09%			129.71%
Less: tax equivalent adjustment (1)		(260)			(267)
Net interest income as reported in statement of operations		$4,863			$4,643

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

	Three Months Ended June 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(636)	$606	$(30)
Loans:
Residential real estate loans	20	(95)	(75)
Home equity	12	(13)	(1)
Commercial real estate loans	744	(613)	131
Residential construction	30	(1)	29
Commercial construction	142	(111)	31
Consumer loans	3	(3)	—
Commercial and industrial loans	(35)	(60)	(95)
Total loans	916	(896)	20
Other interest-earning assets	(4)	(1)	(5)
Total interest-earning assets (2)	$276	$(291)	$(15)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(4)	$(3)	$(7)
Savings accounts (2)	—	—	—
NOW accounts	6	(13)	(7)
Certificates of deposit	(75)	(172)	(247)
Total interest-bearing deposits	(73)	(188)	(261)
Federal Home Loan Bank advances	104	(67)	37
Securities sold under agreement to repurchase	(2)	(2)	(4)
Total interest-bearing borrowings	102	(69)	33
Total interest-bearing liabilities	29	(257)	(228)
Increase (decrease) in net interest income (3)	$247	$(34)	$213

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $213,000, or 4.4%, to $5.1 million for the three months ended June 30, 2014, mainly driven by the decrease in the cost of funds. Net interest margin, on a tax equivalent basis, increased 10 basis points from 3.57% for the three months ended June 30, 2013 to 3.67% for the three months ended June 30, 2014.

Interest and dividend income, on a tax equivalent basis, decreased $15,000, or 0.3%, from $6.1 million for the three months ended June 30, 2013 to $6.0 million for the three months ended June 30, 2014. Average interest-earning assets increased $9.0 million, or 1.6%, from $551.2 million at June 30, 2013 to $560.2 million at June 30, 2014. Average loans increased $41.8 million, or 9.1%, primarily due to the increase in average commercial real estate loans of $33.2 million, or 17.8%.

Average investment securities decreased $26.3 million, or 38.1%, for the period due to the maturities in the U.S. Treasury and certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, decreased $6.5 million, or 29.6%. The tax equivalent yield on average interest-earning assets decreased 8 basis point to 4.33% for the three months ended June 30, 2014, primarily as a result of lower market rates of interest.

Total interest expense decreased $228,000, or 19.8%, to $921,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013, due to the $261,000, or 27.0%, decrease in deposit costs, partially offset by an increase in cost of FHLB advances of $37,000, or 20.5%. Average interest-bearing liabilities decreased $10.3 million, or 2.4%, to $414.7 million for the three months ended June 30, 2014 from $425.0 million for the three months ended June 30, 2013. Rates paid on average interest-bearing liabilities declined 19 basis points from 1.08% for the three months ended June 30, 2013 to 0.89% for the three months ended June 30, 2014. The lower interest rate environment and management’s strategic decision not to renew higher cost short-term time deposits led to a decrease in rates paid for certificates of deposit of 42 basis points from 1.72% at June 30, 2013 to 1.30% at June 30, 2014, primarily due to the charge offs taken on loans that have become non-performing..

Provision for Loan Losses

The provision for loan losses increased $2.6 million, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, for the reasons previously noted under "Allowance for Loan Losses." Non performing loans increased $7.6 million or 237.3%, from $3.2 million, or 0.7% of total loans, at June 30, 2013, to $10.9 million, or 2.1% of total loans, at June 30, 2014. Total non performing assets increased $8.2 million, or 213.7%, from $3.8 million, or 0.6% of total assets, at June 30, 2013 to $12.0 million, or 2.0% of total assets, at June 30, 2014. The allowance for loan losses as a percentage of total loans decreased from 0.94% at June 30, 2013 to 0.92% at June 30, 2014. The allowance for loan losses as a percentage of non performing loans decreased from 134.4% at June 30, 2013 to 43.2% at June 30, 2014 primarily due to the charge offs taken on loans that have become non performing.

Non-Interest Income

Non-interest income decreased $77,000, or 9.8%, from $788,000 for the three months ended June 30, 2013 to $711,000 for the three months ended June 30, 2014. This decrease was primarily due to the $170,000, or 75.2%, decrease in net loan sales and servicing from $226,000 for the three months ended June 30, 2013 to $56,000 for the three months ended June 30, 2014. The decrease was due to lower volume of mortgage origination activity in the second quarter of 2014 as a result of an increase in interest rates. Income from service charges, fees and commissions increased $73,000, or 14.8%, from $492,000 for the three months ended June 30, 2013 to $565,000 for the three months ended June 30, 2014. OREO write-downs decreased $21,000, or 100.0%, from $21,000 for the three months ended June 30, 2013.

Non-Interest Expenses

Non-interest expense increased $39,000, or 0.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Non-interest expense increased primarily due to the increase in foreclosure and loan collection fees of $100,000, or 149.3%, data processing expense increased $60,000, or 20.0%, FDIC insurance expense increased $48,000, or 81.4%, furniture and fixture expense increased $18,000, or 9.1%, professional fees increased $25,000, 16.4%, and advertising expense increased $19,000, 13.1%. These increases were partially offset by a decrease in salary and benefits of $88,000, or 3.4%, a decrease in occupancy expense of $27,000, or 6.9%, and a decrease in other non-interest expense of $109,000 or 15.3%.

Income Taxes

Income tax expense decreased from a tax expense of $136,000 for the three months ended June 30, 2013 to a tax benefit of $1.9 million for the three months ended June 30, 2014. The tax benefit was the result of a change in the tax effective rate, the net loss due to the increase in the provision for loan losses, as well as the benefit of the tax-exempt investment income.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General

The Company reported a net loss of $1.4 million, or $0.28 loss per share, for the six months ended June 30, 2014, compared to net income of $1.3 million, or $0.26 earnings per share, for the same period in 2013. The decrease in net income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, was a result of the increase in the provision for loan losses of $4.9 million due to an increase in loan charge offs, a decrease in non-interest income of $330,000, or 20.2%, and an increase in non-interest expense of $22,000, or 0.2%, partially offset by an increase in net interest income of $171,000, or 1.8%, and a decrease in income tax expense of $2.4 million, or 662.0%, due to the lower level of taxable income and a change in the tax effective rate during the six months ended June 30, 2014.

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

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$45,284	$1,329	5.92%	$66,434	$1,382	4.19%
Loans:
Residential real estate loans	113,888	2,231	3.95%	116,080	2,419	4.20%
Home Equity	31,921	560	3.54%	31,575	575	3.67%
Commercial real estate loans	216,039	5,128	4.79%	187,463	5,014	5.39%
Residential construction	6,982	141	4.07%	4,615	92	4.02%
Commercial construction	41,427	859	4.18%	34,854	799	4.62%
Consumer loans	2,364	76	6.48%	2,367	78	6.65%
Commercial and industrial loans	82,941	1,582	3.85%	84,669	1,831	4.36%
Loans, net (2)	495,562	10,577	4.30%	461,623	10,808	4.72%
Other interest-earning assets	15,528	18	0.23%	23,192	30	0.26%
Total interest-earning assets	556,374	11,924	4.32%	551,249	12,220	4.47%
Non-interest earning assets	36,046			36,991
Total assets	$592,420			$588,240
Interest-bearing liabilities:
Deposits:
Money market accounts	$113,099	$178	0.32%	$119,103	$187	0.32%
Savings accounts (3)	50,185	26	0.10%	49,406	25	0.10%
NOW accounts	41,593	182	0.88%	38,716	190	0.98%
Certificates of deposit	155,354	1,034	1.34%	176,471	1,522	1.74%
Total interest-bearing deposits	360,231	1,420	0.79%	383,696	1,924	1.01%
Federal Home Loan Bank advances	49,935	429	1.73%	30,632	369	2.43%
Securities sold under agreement to repurchase	—	—	—%	10,460	6	0.12%
Total interest-bearing borrowings	49,935	429	1.73%	41,092	375	1.84%
Total interest-bearing liabilities	410,166	1,849	0.91%	424,788	2,299	1.09%
Demand deposits	89,831			71,554
Other non-interest bearing liabilities	530			846
Total liabilities	500,527			497,188
Total stockholders' equity	91,893			91,052
Total liabilities and stockholders' equity	$592,420			$588,240
Net interest-earning assets	$146,208			$126,461

Tax equivalent net interest income/interest rate spread (4)		10,075	3.41%		9,921	3.38%
Tax equivalent net interest margin (5) (net interest income as a percentage of interest-earning assets)			3.65%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities			135.65%			129.77%
Less: tax equivalent adjustment (1)		(515)			(532)
Net interest income as reported in statement of operations		$9,560			$9,389

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

	Six Months Ended June 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(524)	$471	$(53)
Loans:
Residential real estate loans	(45)	(143)	(188)
Home equity	6	(21)	(15)
Commercial real estate loans	722	(608)	114
Residential construction	48	1	49
Commercial construction	142	(82)	60
Consumer loans	—	(2)	(2)
Commercial and industrial loans	(37)	(212)	(249)
Total loans	836	(1,067)	(231)
Other interest-earning assets	(9)	(3)	(12)
Total interest-earning assets (2)	$303	$(599)	$(296)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(9)	$—	$(9)
Savings accounts (2)	—	1	1
NOW accounts	14	(22)	(8)
Certificates of deposit	(169)	(319)	(488)
Total interest-bearing deposits	(164)	(340)	(504)
Federal Home Loan Bank stock	189	(129)	60
Securities sold under agreement to repurchase	(3)	(3)	(6)
Total interest-bearing borrowings	186	(132)	54
Total interest-bearing liabilities	22	(472)	(450)
Increase (decrease) in net interest income (3)	$281	$(127)	$154

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $154,000, or 1.6%, to $10.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Net interest margin, on a tax equivalent basis, increased 2 basis points from 3.63% for the three months ended June 30, 2013 to 3.65% for the six months ended June 30, 2014.

Interest and dividend income, on a tax equivalent basis, decreased $296,000, or 2.4%, from $12.2 million for the six months ended June 30, 2013 to $11.9 million for the six months ended June 30, 2014. Average interest-earning assets increased $5.1 million, or 0.9%, from $551.2 million at June 30, 2013 to $556.4 million at June 30, 2014. Average loans increased $33.9 million, or 7.4%, primarily due to the increase in average commercial real estate loans of $28.6 million, or 15.2%.

Average investment securities decreased $21.2 million, or 31.8%, for the period due to the maturities in the U.S. Treasury and certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, decreased $7.7 million, or 33.0%. The tax equivalent yield on average interest-earning assets decreased 15 basis point to 4.32% for the six months ended June 30, 2014, primarily as a result of lower market rates of interest.

Total interest expense decreased $450,000, or 19.6%, to $1.8 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2013, due to the $504,000, or 26.2%, decrease in deposit costs. Average interest-bearing liabilities decreased $14.6 million, or 3.4%, to $410.2 million for the six months ended June 30, 2014 from $424.8 million for the six months ended June 30, 2013. Rates paid on average interest-bearing liabilities declined 18 basis points from 1.09% for the six months ended June 30, 2013 to 0.91% for the six months ended June 30, 2014. The lower interest rate environment and management’s strategic decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 40 basis points from 1.74% at June 30, 2013 to 1.34% for the six months ended June 30, 2014. The cost of FHLB advances decreased 70 basis points from 2.43% for the six months ended June 30, 2013 to 1.73% for the six months ended June 30, 2014.

Provision for Loan Losses

The provision for loan losses increased $4.9 million from $58,000 for the six months ended June 30, 2013 to $5.0 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, net charge offs increased $4.8 million from $86,000, or 0.02% of total average loans, for the six months ended June 30, 2013, to $4.9 million, or 0.97% of total average loans. Non performing loans increased $7.6 million, or 237.3%, from $3.2 million, or 0.70% of total loans, at June 30, 2013, to $10.9 million, or 2.12% of total loans, at June 30, 2014. The allowance for loan losses as a percentage of total loans decreased from 0.94% at June 30, 2013 to 0.92% at June 30, 2014. The allowance for loan losses as a percentage of non performing loans decreased from 134.7% at June 30, 2013 to 43.2% at June 30, 2014.

As previously discussed, the $5.0 million provision for loan losses for the three months ended June 30, 2014 is primarily due to net charge offs of $4.9 million during the quarter, which included a charge off of $568,000 on a $3.4 million commercial relationship in the process of foreclosure, a $2.4 million charge off on a commercial relationship suspected of fraud and a $1.5 million charge off reflecting the decline in the fair value of the collateral on a $4.7 million loan based on an updated independent appraisal.

Non-Interest Income

Non-interest income decreased $330,000, or 20.2%, from $1.6 million for the six months ended June 30, 2013 to $1.3 million for the six months ended June 30, 2014. This decrease was primarily due to the $381,000, or 77.7%, decrease in net loan sales and servicing from $490,000 for the six months ended June 30, 2013 to $109,000 for the six months ended June 30, 2014. The decrease was due to lower volume of mortgage origination activity as a result of an increase in interest rates. Income from service charges, fees and commissions increased $67,000, or 6.7%, from $994,000 for the six months ended June 30, 2013 to $1.1 million for the six months ended June 30, 2014. OREO write-downs increased $21,000, or 34.4%, to $82,000 for the six months ended June 30, 2014 due to the sale of OREO and valuation adjustments. During the six months ended June 30, 2014, the Company reported a $34,000 gain on the sale of available-for-sale securities.

Non-Interest Expenses

Non-interest expense increased $22,000, or 0.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Non-interest expense increased primarily due to the increase in foreclosure and loan collection related expenses of $125,000, or 102.5%, an increase in data processing of $94,000, or 15.4%, an increase in FDIC insurance expense of $64,000, or 50.4%, and an increase in advertising expense of $41,000, or 14.0%. These expenses were partly offset by a decrease in salaries and benefits of $104,000, or 2.0%, a decrease in professional fees of $12,000, or 3.2%, a decrease in stationery, supplies and postage of $22,000, or 14.7%, and a decrease in other non-interest expense of $153,000, or 11.7%.

Income Taxes

Income tax expense decreased from a tax expense of $361,000 for the six months ended June 30, 2013 to a tax benefit of $2.0 million. The tax benefit was the result of a change in the tax effective rate, the net loss due to the increase in the provision for loan losses, as well as the benefit of the tax-exempt investment income.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$403	3.79%	$426	2.48%	$814	3.62%	$850	2.58%
Tax equivalent adjustment (1)	260		267		515		532
Investment securities (tax equivalent basis)	$663	6.24%	$693	4.04%	$1,329	5.92%	$1,382	4.19%

Net interest income (no tax adjustment)	$4,863		$4,643		$9,560		$9,389
Tax equivalent adjustment (1)	260		267		515		532
Net interest income (tax equivalent basis)	$5,123		$4,910		$10,075		$9,921

Interest rate spread (no tax adjustment)		3.25%		3.13%		3.23%		3.18%
Net interest margin (no tax adjustment)		3.48%		3.38%		3.46%		3.43%
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, total cash and cash equivalents totaled $23.8 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provides additional sources of liquidity, totaled $406,000 at June 30, 2014. Other liquid assets as of June 30, 2014 included: collateralized mortgage obligations totaling $523,000 and certificates of deposit of $3.0 million.

In addition, at June 30, 2014, the Company had the ability to borrow a total of approximately $83.3 million from the FHLB. On June 30, 2014, we had $58.6 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $45.6 million at June 30, 2014. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of June 30, 2014 totaled $78.0 million, or 49.3%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at June 30, 2014.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2014
Total Capital to Risk Weighted Assets
Company	$94,656	18.3%	$41,422	8.0%	N/A	N/A
Bank	$83,513	16.2%	$41,265	8.0%	$51,581	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,948	17.4%	$20,711	4.0%	N/A	N/A
Bank	$78,805	15.3%	$20,633	4.0%	$30,949	6.0%
Tier 1 Capital to Average Assets
Company	$89,948	15.1%	$23,849	4.0%	N/A	N/A
Bank	$78,805	13.2%	$23,796	4.0%	$29,746	5.0%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013
Total Capital to Risk Weighted Assets
Company	$96,446	19.6%	$39,424	8.0%	N/A	N/A
Bank	$85,931	17.5%	$39,339	8.0%	$49,173	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$91,814	18.6%	$19,712	4.0%	N/A	N/A
Bank	$81,299	16.5%	$19,669	4.0%	$29,504	6.0%
Tier 1 Capital to Average Assets
Company	$91,814	15.8%	$23,210	4.0%	N/A	N/A
Bank	$81,299	14.0%	$23,172	4.0%	$28,965	5.0%
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

On July 24, 2014, the Company declared a cash dividend of $0.07 per share payable on August 21, 2014.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2014	December 31, 2013
Commitments to grant loans	$23,073	$17,904
Unfunded commitments for construction loans	22,328	29,339
Unfunded commitments under lines of credit	73,218	79,306
Standby letters of credit	1,065	1,311

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.1 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2014 and December 31, 2013 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at June 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2014 through June 30, 2015 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	(0.4)%
Up 400 - 24 months	0.2%
Up 300 - 12 months shock	1.8%
Up 200 - 12 months	0.2%
Up 100 - 12 months shock	0.8%
Base	—%
Down 100 - 12 months	(1.0)%

As indicted in the table above, the results of a 100 shock and 200 basis increment increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 0.8% and 0.2%, respectively. A 300 basis point shock increase over 12-months is estimated to increase net interest income by 1.8%. A 400 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 0.2% and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 0.4% in the first twelve months. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.0%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2014, the risk factors for the Company have not changed materially from those reported in our 2013 Annual Report on Form 10-K. However, the risks described in our 2013 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the six months ended June 30, 2014, the Company repurchased 24,529 shares of Company stock at an average price per share of $16.98. The following table provides information regarding the Company's purchase of its equity securities during the three months ended June 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	—	$—	36,354	235,646
May 1-31, 2014	18,755	17.02	51,109	216,891
June 1-30, 2014	5,774	16.84	60,883	211,117
Total	24,529	$16.98
 The Company may want to repurchase its shares under the Seventh Repurchase Program from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1)

repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for each of the three and six months ended June 30, 2014 and 2013,  (iii) the Consolidated Statement of Comprehensive Income (Loss) for each of the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Changes in Stockholders' Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: August 8, 2014	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2014		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)