Form 10-Q
period 2014-09-30
CHICOPEE BANCORP, INC.
filed 2014-11-10
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Yes [   ]    No [X]

As of November 7, 2014, there were 5,310,670 shares of the Registrant’s Common Stock outstanding.

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,062	$9,100
Federal funds sold	2,650	426
Interest-bearing deposits with the Federal Reserve Bank of Boston	29,671	9,389
Total cash and cash equivalents	45,383	18,915

Available-for-sale securities, at fair value	383	602
Held-to-maturity securities, at cost (fair value of $33,284 at September 30, 2014 and
$49,338 at December 31, 2013)	34,298	48,606
Federal Home Loan Bank stock, at cost	3,914	3,914
Loans (net of allowance for loan losses of $4,922 at September 30, 2014 and
$4,596 at December 31, 2013)	509,714	485,619
Loans held for sale	—	70
Other real estate owned	1,121	407
Mortgage servicing rights	304	381
Bank owned life insurance	14,441	14,173
Premises and equipment, net	8,951	9,181
Accrued interest and dividends receivable	1,604	1,609
Deferred income tax asset	3,065	3,042
Other assets	2,635	1,208
Total assets	$625,813	$587,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$106,620	$90,869
NOW accounts	41,938	40,774
Savings accounts	50,717	49,755
Money market deposit accounts	114,238	111,126
Certificates of deposit	157,136	157,242
Total deposits	470,649	449,766

Federal Home Loan Bank advances	66,007	44,992
Accrued expenses and other liabilities	533	739
Total liabilities	537,189	495,497

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,310,670 and 5,435,885 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	72,479	72,479
Treasury stock, at cost (2,128,698 and 2,003,483 shares at September 30, 2014 and December 31, 2013, respectively)	(28,467)	(26,435)
Additional paid-in-capital	3,505	3,299
Unearned compensation (restricted stock awards)	(8)	(12)
Unearned compensation (Employee Stock Ownership Plan)	(3,348)	(3,571)
Retained earnings	44,454	46,418
Accumulated other comprehensive income	9	52
Total stockholders' equity	88,624	92,230
Total liabilities and stockholders' equity	$625,813	$587,727

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$5,539	$5,272	16,115	16,080
Interest and dividends on securities	390	424	1,204	1,275
Interest on other interest-earning assets	5	14	23	44
Total interest and dividend income	5,934	5,710	17,342	17,399

Interest expense:
Deposits	670	899	2,089	2,823
Securities sold under agreements to repurchase	—	2	—	9
Federal Home Loan Bank advances	243	168	672	537
Total interest expense	913	1,069	2,761	3,369

Net interest income	5,021	4,641	14,581	14,030
Provision for loan losses	227	212	5,202	270
Net interest income, after provision for loan losses	4,794	4,429	9,379	13,760

Non-interest income:
Service charges, fees and commissions	744	695	1,806	1,689
Net loan sales and servicing	58	70	167	559
Net gain on sales of available-for-sale securities	—	—	34	—
Net gain (loss) on sale of other real estate owned	6	(93)	(3)	(154)
OREO writedowns	—	—	(72)	—
Income from bank owned life insurance	91	92	268	275
Other non-interest income	—	—	—	24
Total non-interest income	899	764	2,200	2,393

Non-interest expenses:
Salaries and employee benefits	2,492	2,564	7,481	7,656
Occupancy expenses	371	390	1,181	1,169
Furniture and equipment	182	194	534	633
FDIC insurance assessment	116	53	307	179
Data processing services	339	316	1,045	928
Professional fees	271	159	628	528
Advertising expense	140	164	473	456
Stationery, supplies and postage	65	62	193	212
Foreclosure expense	139	61	385	84
Other non-interest expense	622	542	1,823	1,949
Total non-interest expenses	4,737	4,505	14,050	13,794

Income (loss) before income taxes	956	688	(2,471)	2,359
Income tax expense (benefit)	434	115	(1,595)	476
Net income (loss)	$522	$573	(876)	1,883

Earnings (loss) per share:
Basic	$0.10	$0.11	$(0.17)	$0.37
Diluted	$0.10	$0.11	$(0.17)	$0.37

Adjusted weighted average shares outstanding:
Basic	5,002,195	5,035,488	5,050,019	5,038,735
Diluted	5,056,621	5,138,815	5,130,282	5,125,438

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net income	$522	$573

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during period on investment securities available-for-sale	(23)	29
Tax effect	8	(10)
Other comprehensive (loss) income, net of tax	(15)	19
Comprehensive income	$507	$592

	Nine Months Ended
	September 30,
	2014	2013
Net (loss) income	$(876)	$1,883

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during period on investment securities available-for-sale	(32)	10
Reclassification adjustment for gains realized in net income (1)	(34)	—
Tax effect	23	(3)
Other comprehensive (loss) income, net of tax	(43)	7
Comprehensive (loss) income	$(919)	$1,890

 (1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2014 and 2013
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

Comprehensive loss:
Net loss	—	—	—	—	—	(876)	—	(876)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $23)	—	—	—	—	—	—	(43)	(43)
Total comprehensive loss								(919)
Treasury stock purchased (134,915 shares)	—	(2,210)	—	—	—	—	—	(2,210)
Stock options exercised (9,700 shares)	—	178	(37)	—	—	—	—	141
Stock option expense	—	—	90	—	—	—	—	90
Change in unearned compensation:
Restricted stock award expense	—	—	—	4	—	—	—	4
Common stock held by ESOP committed to be released	—	—	153	—	223	—	—	376
Cash dividends declared ($0.21 per share)	—	—	—	—	—	(1,088)	—	(1,088)
Balance at September 30, 2014	$72,479	$(28,467)	$3,505	$(8)	$(3,348)	$44,454	$9	$88,624

Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969

Comprehensive income:
Net income	—	—	—	—	—	1,883	—	1,883
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $3)	—	—	—	—	—	—	7	7
Total comprehensive income								1,890
Stock option expense	—	—	94	—	—	—	—	94
Treasury stock purchased (13,700 shares)	—	(242)	—	—	—	—	—	(242)
Change in unearned compensation:
Restricted stock award expense	—	—	—	4	—	—	—	4
Common stock held by ESOP committed to be released	—	—	156	—	223	—	—	379
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(814)	—	(814)
Balance at September 30, 2013	$72,479	$(26,809)	$3,294	$(14)	$(3,645)	$45,942	$33	$91,280
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:	(In Thousands)
Net (loss) income	$(876)	$1,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	525	562
Gain on disposal of premises and equipment	—	(24)
Provision for loan losses	5,202	270
Increase in cash surrender value of life insurance	(268)	(275)
Net realized gain on sales of securities available-for-sale	(34)	—
Realized gains on sales of mortgage loans	(50)	(344)
Change in mortgage servicing rights	77	(54)
(Increase) decrease in other assets	(1,427)	81
Decrease (increase) in accrued interest and dividends receivable	5	(46)
Decrease in FDIC prepaid insurance	—	467
Loans originated for sale	(4,288)	(24,199)
Proceeds from loan sales	4,408	24,408
Net loss on sales and write-downs of other real estate owned	75	154
(Decrease) increase in other liabilities	(205)	197
Change in unearned compensation	380	383
Stock option expense	90	94
Net cash provided by operating activities	3,614	3,557

Cash flows from investing activities:
Purchase of premises and equipment	(295)	(268)
Loan originations, net of principal payments	(30,461)	3,150
Proceeds from sales of other real estate owned	376	401
Proceeds from sales of securities available-for-sale	187	—
Purchases of held-to-maturity securities	—	(27,015)
Maturities of held-to-maturity securities	13,373	30,390
Proceeds from principal paydowns of held-to-maturity securities	934	1,079
Proceeds from sale of Federal Home Loan Bank stock	—	362
Net cash (used) provided by investing activities	(15,886)	8,099

Cash flows from financing activities:
Net increase in deposits	20,882	18,336
Decrease in repurchase agreements	—	(7,969)
Proceeds from long-term FHLB advances	29,500	—
Repayments of long-term FHLB advances	(8,485)	(6,984)
Treasury stock purchased	(2,210)	(242)
Cash dividends paid on common stock	(1,088)	(814)
Stock options exercised	141	—
Net cash provided by financing activities	38,740	2,327

Net increase in cash and cash equivalents	26,468	13,983

Cash and cash equivalents at beginning of year	18,915	39,608

Cash and cash equivalents at end of period	$45,383	$53,591

Supplemental cash flow information:
Interest paid on deposits	$2,089	$2,823
Interest paid on borrowings	654	556
Income taxes paid	17	346
Transfers from loans to other real estate owned	1,166	483

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2014 and 2013

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of September 30, 2014 and for the periods ended September 30, 2014 and 2013 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The results for the three and nine month interim periods ended September 30, 2014 are not necessarily indicative of the operating results for a full year.

2. Earnings (Loss) Per Share

Basic earnings (loss) per share represents income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period.  The adjusted outstanding common shares equals the gross number of common shares issued less average treasury shares, unallocated shares of the Chicopee Savings Bank Employee Stock Ownership Plan (“ESOP”), and average dilutive restricted stock awards under the 2007 Equity Incentive Plan. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method.

Earnings (loss) per share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except share data )	2014	2013	2014	2013
Net income (loss)	$522	$573	$(876)	$1,883

Average number of shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,079,284)	(2,015,832)	(2,031,360)	(2,012,484)
Less: average number of unallocated ESOP shares	(357,089)	(386,848)	(357,089)	(386,848)
Less: average number of dilutive restricted stock awards	(800)	(1,200)	(900)	(1,301)

Adjusted weighted average number of common shares outstanding	5,002,195	5,035,488	5,050,019	5,038,735
Plus: dilutive outstanding restricted stock awards	247	377	292	370
Plus: dilutive outstanding stock options	54,179	102,950	79,971	86,333
Weighted average number of diluted shares outstanding	5,056,621	5,138,815	5,130,282	5,125,438

Earnings (loss) per share:
Basic-common stock	$0.10	$0.11	$(0.17)	$0.37
Basic-unvested share-based payment awards	$0.10	$0.11	$(0.17)	$0.37
Diluted-common stock	$0.10	$0.11	$(0.17)	$0.37
Diluted-unvested share-based payment awards	$0.10	$0.11	$(0.17)	$0.37

There were 97,000 stock options that were not included in the calculation of diluted earnings per share for the three months ended September 30, 2014. Given the loss for the nine months ended September 30, 2014, diluted loss per share did not differ from basic loss per share as all potential shares were anti-dilutive. There were 100,000 stock options that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 because the effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2013. There were no stock options granted during the nine months ended September 30, 2014.

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

A summary of options under the Plan as of September 30, 2014 and changes during the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2013	668,598	$14.58	4.61	$1,894
Granted	—	—	—	—
Exercised	(9,700)	14.51	3.95	—
Forfeited or expired	(5,800)	15.82	8.01	—
Outstanding at September 30, 2014	653,098	$14.57	4.08	$391
Exercisable at September 30, 2014	539,397	$14.33	3.28	$358
Exercisable at September 30, 2013	534,598	$14.26	3.99	$1,790

The weighted-average grant-date fair value of options granted during 2013 was $3.59. The weighted-average grant-date fair value of the options outstanding and exercisable at September 30, 2014 was $3.81 and $3.87, respectively. For the nine months ended September 30, 2014, share based compensation expense applicable to options granted under the Plan was $90,000. For the nine months ended September 30, 2013, share based compensation expense applicable to options granted under the Plan was $94,000. As of September 30, 2014, unrecognized stock-based compensation expense related to non-vested options amounted to $314,000. This amount is expected to be recognized over a period of 2.86 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2014 is $14.08. The Company recorded compensation cost related to stock awards of approximately $4,000 for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the nine months ended September 30, 2014. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of September 30, 2014, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $8,000. This amount is expected to be recognized over a period of 1.44 years.

A summary of the status of the Company’s stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	1,200	$14.08
Granted	—	—
Vested	400	14.08
Forfeited	—	—
Outstanding at September 30, 2014	800	$14.08

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

A total of 150,000 phantom stock units will be available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the nine months ended September 30, 2014 and 2013, was $14,000 and $11,000, respectively. For the nine months ended September 30, 2014 and 2013, there were 4,074 and 2,942 phantom stock units granted, respectively.

5.      Recent Accounting Pronouncements (Applicable to the Company)

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that an in substance repossession or foreclosure occurs, and a credit is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the credit obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company does not believe such ASU will have a material effect on the Company's consolidated financial statements, other than the additional disclosures required.

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

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$369	$14	$—	$383
Total available-for-sale securities	$369	$14	$—	$383

Held-to-maturity securities
Corporate and industrial revenue bonds	$33,841	$60	$(1,093)	$32,808
Collateralized mortgage obligations	457	19	—	476
Total held-to-maturity securities	$34,298	$79	$(1,093)	$33,284

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities	$522	$80	$—	$602
Total available-for-sale securities	$522	$80	$—	$602

Held-to-maturity securities
U.S. Treasury securities	$5,000	$—	$—	$5,000
Corporate and industrial revenue bonds	34,588	681	—	35,269
Certificates of deposit	8,373	15	—	8,388
Collateralized mortgage obligations	645	36	—	681
Total held-to-maturity securities	$48,606	$732	$—	$49,338

Non-marketable securities
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one year through five years	457	476
Due after five years through ten years	7,919	7,979
Due after ten years	25,922	24,829
	$34,298	$33,284

There were no sales of available-for-sale securities during the three months ended September 30, 2014. During the nine months ended September 30, 2014, proceeds from sales of available-for-sale securities amounted to $187,000 with gross realized gains of $34,000. The tax provision applicable to the net realized gain for the nine months ended September 30, 2014 was $8,000.

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

There were no unrealized losses as of September 30, 2014 and December 31, 2013.

U.S. Treasury Securities
The Company did not hold U.S. Treasury securities at September 30, 2014. There were no unrealized losses within the U.S. Treasury securities portfolio at December 31, 2013.

Collateralized Mortgage Obligations (“CMO”)
As of September 30, 2014 and December 31, 2013, there were no unrealized losses within the CMO portfolio. The portfolio ended with an unrealized gain of $19,000 and $36,000 as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the Company had six CMO bonds, or eight individual issues, with an aggregate book value of $457,300. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

As of December 31, 2013, the Company had eight CMO bonds, or six individual issues, with an aggregate book value of $645,000. Since the purchase of these bonds, interest payments have been current and the Company expects to receive all principal and interest due.

Corporate and Industrial Revenue Bonds
The Company had six tax-exempt industrial revenue bonds ("IRB"), with an aggregate book value of $33.8 million and $34.6 million at September 30, 2014 and December 31, 2013, respectively . The portfolio ended with unrealized loss of $1.1 million as of September 30, 2014 and unrealized gains of $60,000 and $681,000 as of September 30, 2014 and December 31, 2013, respectively. The unrealized loss is attributable to current market interest rates and not credit risk with the issuer. As of December 31, 2013, there were no unrealized losses within the corporate industrial revenue bond category.

Marketable Equity Securities
As of September 30, 2014 and December 31, 2013 there were no unrealized losses within the marketable equity securities portfolio, and the portfolio ended the period with a net unrealized gain of $13,600 and $80,000, respectively.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $3.9 million as of September 30, 2014 and December 31, 2013.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the nine months ended September 30, 2014 and for the year ended December 31, 2013, the Company received $44,000 and $15,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through September 30, 2014 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets on the Statement of Financial Condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of September 30, 2014 and December 31, 2013, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through September 30, 2014 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential(1)	$115,759	22.5%	$112,524	23.0%
Home equity	32,922	6.4%	32,091	6.6%
Commercial	229,525	44.7%	211,161	43.1%
Total	378,206	73.6%	355,776	72.7%

Construction-residential	8,406	1.6%	6,130	1.3%
Construction-commercial	45,163	8.9%	38,441	7.9%
Total	53,569	10.5%	44,571	9.2%

Total real estate loans	431,775	84.1%	400,347	81.9%

Consumer loans	2,641	0.5%	2,405	0.4%
Commercial and industrial loans	79,291	15.4%	86,540	17.7%
Total loans	513,707	100.0%	489,292	100.0%

Deferred loan origination costs, net	929		923
Allowance for loan losses	(4,922)		(4,596)
Loans, net	$509,714		$485,619

(1) Excludes loans held for sale of $70,000 at December 31, 2013.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At September 30, 2014 and December 31, 2013, the Company was servicing loans for participating lenders totaling $18.0 million and $13.7 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $4.4 million and $24.1 million in residential real estate loans to the secondary market during the nine month periods ended September 30, 2014 and 2013, respectively. The unpaid principal balance of residential real estate loans serviced for others was $94.0 million at September 30, 2014 and $97.6 million at December 31, 2013. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

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

The following table presents an analysis of total loans segregated by risk rating and segment as of September 30, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$63,959	$36,117	$215,936	$316,012
Special mention	13,154	5,916	8,829	27,899
Substandard	2,178	3,130	4,760	10,068
Total commercial loans	$79,291	$45,163	$229,525	$353,979

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$111,518	$8,406		$119,924
Substandard	4,241	—		4,241
Total residential loans	$115,759	$8,406		$124,165

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,641	$32,553		$35,194
Nonperforming	—	369		369
Total consumer loans	$2,641	$32,922		$35,563

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2013:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,483	$27,969	$200,096	$305,548
Special mention	4,050	6,584	3,594	14,228
Substandard	5,007	3,888	7,471	16,366
Total commercial loans	$86,540	$38,441	$211,161	$336,142

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$110,109	$6,130		$116,239
Substandard	2,415	—		2,415
Total residential loans	$112,524	$6,130		$118,654

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,397	$31,798		$34,195
Nonperforming	8	293		301
Total consumer loans	$2,405	$32,091		$34,496

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

During the nine months ended September 30, 2014, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses as of and for the three months ended September 30, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2014	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691
Provision for (reduction of) loan losses	7	30	108	221	(154)	12	3	227
Recoveries	—	—	—	—	22	5	—	27
Loans charged off	—	—	—	—	(9)	(14)	—	(23)
Balance as of September 30, 2014	$515	$111	$2,445	$715	$939	$34	$163	$4,922

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for (reduction of) loan losses	98	17	1,188	1,819	1,980	32	68	5,202
Recoveries	—	—	74	—	23	17	1	115
Loans charged off	(233)	—	(938)	(1,539)	(2,174)	(50)	(57)	(4,991)
Balance as of September 30, 2014	$515	$111	$2,445	$715	$939	$34	$163	$4,922

Allowance for loan losses
Collectively evaluated for impairment	$467	$111	$2,421	$715	$939	$34	$143	$4,830
Individually evaluated for impairment	48	—	24	—	—	—	20	92
Total ending balance	$515	$111	$2,445	$715	$939	$34	$163	$4,922

Total loans
Collectively evaluated for impairment	$111,518	$8,406	$226,220	$42,033	$78,234	$2,641	$32,553	$501,605
Individually evaluated for impairment	4,241	—	3,305	3,130	1,057	—	369	12,102
Total ending balance	$115,759	$8,406	$229,525	$45,163	$79,291	$2,641	$32,922	$513,707

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision for (reduction of) loan losses	296	63	(24)	(67)	90	30	37	425
Recoveries	1	—	247	—	38	14	—	300
Loans charged off	(183)	(62)	(68)	—	(117)	(53)	(10)	(493)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Allowance for loan losses
Collectively evaluated for impairment	$407	$94	$2,109	$435	$1,100	$35	$137	$4,317
Individually evaluated for impairment	243	—	12	—	10	—	14	279
Total ending balance	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Total loans
Collectively evaluated for impairment	$109,866	$6,130	$206,813	$34,553	$85,168	$2,405	$31,798	$476,733
Individually evaluated for impairment	2,658	—	4,348	3,888	1,372	—	293	12,559
Total ending balance	$112,524	$6,130	$211,161	$38,441	$86,540	$2,405	$32,091	$489,292

The following table presents the allowance for loan losses as of and for the three months ended September 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2013	$561	$52	$1,921	$373	$1,251	$38	$140	$4,336
Provision for (reduction of) loan losses	113	23	39	43	(15)	13	(4)	212
Recoveries	—	—	2	—	1	3	—	6
Loans charged off	(52)	—	—	—	(47)	(16)	—	(115)
Balance as of September 30, 2013	$622	$75	$1,962	$416	$1,190	$38	$136	$4,439

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
(Reduction of) provision for loan losses	198	44	(15)	(86)	101	16	12	270
Recoveries	1	—	11	—	37	11	—	60
Loans charged off	(113)	(62)	—	—	(47)	(33)	—	(255)
Balance as of September 30, 2013	$622	$75	$1,962	$416	$1,190	$38	$136	$4,439

Allowance for loan losses
Collectively evaluated for impairment	$391	$75	$1,858	$416	$1,134	$38	$122	$4,034
Individually evaluated for impairment	231	—	104	—	56	—	14	405
Total ending balance	$622	$75	$1,962	$416	$1,190	$38	$136	$4,439

Total loans
Collectively evaluated for impairment	$111,645	$5,192	$180,396	$30,331	$88,587	$2,419	$32,061	$450,631
Individually evaluated for impairment	2,397	—	6,140	3,823	1,567	—	281	14,208
Total ending balance	$114,042	$5,192	$186,536	$34,154	$90,154	$2,419	$32,342	$464,839

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended September 30, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,874	$3,001	$2,714	$—	$26
Residential construction	—	—	—	—	—
Commercial real estate	2,822	3,401	3,626	—	15
Commercial construction	3,130	4,668	3,355	—	13
Commercial and industrial	1,057	1,069	1,401	—	9
Consumer	—	—	—	—	—
Home equity	304	360	252	—	1
Total	$10,187	$12,499	$11,348	$—	$64

Impaired loans with a valuation allowance:
Residential real estate	$1,367	$1,367	$853	$48	$9
Residential construction	—	—	—	—	—
Commercial real estate	483	483	804	24	5
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	38	—	—
Consumer	—	—	—	—	—
Home equity	65	65	38	20	1
Total	$1,915	$1,915	$1,733	$92	$15

Total impaired loans:
Residential real estate	$4,241	$4,368	$3,567	$48	$35
Residential construction	—	—	—	—	—
Commercial real estate	3,305	3,884	4,430	24	20
Commercial construction	3,130	4,668	3,355	—	13
Commercial and industrial	1,057	1,069	1,439	—	9
Consumer	—	—	—	—	—
Home equity	369	425	290	20	2
Total	$12,102	$14,414	$13,081	$92	$79

The following table presents a summary of information pertaining to impaired loans by segment as of and for the nine months ended September 30, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,874	$3,001	$2,419	$—	$83
Residential construction	—	—	—	—	—
Commercial real estate	2,822	3,401	3,744	—	33
Commercial construction	3,130	4,668	3,488	—	99
Commercial and industrial	1,057	1,069	1,364	—	26
Consumer	—	—	—	—	—
Home equity	304	360	222	—	8
Total	$10,187	$12,499	$11,237	$—	$249

Impaired loans with a valuation allowance:
Residential real estate	$1,367	$1,367	$921	$48	$42
Residential construction	—	—	—	—	—
Commercial real estate	483	483	666	24	18
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	58	—	—
Consumer	—	—	—	—	—
Home equity	65	65	69	20	2
Total	$1,915	$1,915	$1,714	$92	$62

Total impaired loans:
Residential real estate	$4,241	$4,368	$3,340	$48	$125
Residential construction	—	—	—	—	—
Commercial real estate	3,305	3,884	4,410	24	51
Commercial construction	3,130	4,668	3,488	—	99
Commercial and industrial	1,057	1,069	1,422	—	26
Consumer	—	—	—	—	—
Home equity	369	425	291	20	10
Total	$12,102	$14,414	$12,951	$92	$311

The $12.1 million of impaired loans include $11.6 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The $14.2 million of impaired loans include $7.1 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents an aging analysis of past due loans and non-accrual loans at September 30, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,384	$623	$1,300	$4,307	$111,452	$115,759	$4,393
Residential construction	—	—	—	—	8,406	8,406	—
Commercial real estate	87	258	2,375	2,720	226,805	229,525	2,790
Commercial construction	—	—	1,810	1,810	43,353	45,163	3,130
Commercial and industrial	447	—	512	959	78,332	79,291	1,216
Consumer	73	—	34	107	2,534	2,641	33
Home equity	92	—	293	385	32,537	32,922	335
Total	$3,083	$881	$6,324	$10,288	$503,419	$513,707	$11,897

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,962	$510	$1,063	$4,535	$107,989	$112,524	$2,415
Residential construction	—	—	—	—	6,130	6,130	—
Commercial real estate	662	—	2,802	3,464	207,697	211,161	3,362
Commercial construction	—	—	—	—	38,441	38,441	—
Commercial and industrial	264	149	816	1,229	85,311	86,540	806
Consumer	80	2	6	88	2,317	2,405	8
Home equity	76	8	209	293	31,798	32,091	243
Total	$4,044	$669	$4,896	$9,609	$479,683	$489,292	$6,834

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

During the nine months ended September 30, 2014, the Company had no TDRs that had defaulted and had been modified within the previous twelve month period. During the nine months ended September 30, 2013, the Company had one TDR totaling $201,000 that had defaulted and had been modified within the previous twelve month period. TDR loans are considered defaulted at 90 days past due.

The following tables provide new TDR activity by segment during the periods indicated:

For the Three Months Ended September 30, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	—	$—	$—
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	2	2,511	3,193
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	2	$2,511	$3,193

For the Nine Months Ended September 30, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(In Thousands)
Residential real estate	1	$252	$252
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	2	2,511	3,193
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	3	$2,763	$3,445

For the Three and Nine Months Ended September 30, 2013	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	—	$—	$—
Residential construction	—	—	—
Commercial real estate	1	249	249
Commercial construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	1	$249	$249

The following is a summary of TDR loans by segment as of the dates indicated:

	As of September 30, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Residential real estate	3	$613	2	$364
Residential construction	—	—	—	—
Commercial real estate	4	618	4	620
Commercial construction	2	2,842	—	—
Commercial and industrial	4	148	4	156
Consumer	—	—	—	—
Home equity	1	34	1	34
Total	14	$4,255	11	$1,174

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

Assets measured at fair value as of September 30, 2014 and December 31, 2013 on a recurring basis are summarized below:

	Fair Value Measurements Using
	September 30, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$383	$383	$—	$—
Total equity securities	$383	$383	$—	$—

	Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities
Equity securities by industry type:
Financial	$602	$602	$—	$—
Total equity securities	$602	$602	$—	$—

Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements Using
	September 30, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$5,408	$—	$—	$5,408
Other real estate owned	1,121	—	1,121	—

Impaired loans are presented net of their related specific reserves of $92,000 and charge offs of $2.3 million as of September 30, 2014.

	Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$1,869	$—	$—	$1,869
Other real estate owned	407	—	407	—
Loans held for sale	70	—	70	—

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

		Fair Value Using
	Carrying Amount at September 30, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$45,383	$45,383	$—	$—
Available-for-sale securities	383	383	—	—
Held-to-maturity securities	34,298	—	33,284	—
FHLB stock	3,914	—	3,914	—

Residential real estate	115,891	—	—	118,414
Residential construction	8,295	—	—	8,281
Commercial real estate	227,362	—	—	228,313
Commercial construction	44,448	—	—	43,318
Commercial and industrial	78,352	—	—	78,490
Consumer	2,607	—	—	2,909
Home equity	32,759	—	—	32,916
Net loans	509,714	—	—	512,641

Accrued interest and dividends receivable	1,604	—	1,604	—
Mortgage servicing rights	304	—	677	—

Financial liabilities:
Deposits	$470,649	$—	$471,468	$—
FHLB advances	66,007	—	66,595	—
Accrued interest payable	78	—	78	—

		Fair Value Using
	Carrying Amount at December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$18,915	$18,915	$—	$—
Available-for-sale securities	602	602	—	—
Held-to-maturity securities	48,606	—	49,338	—
FHLB stock	3,914	—	3,914	—

Residential real estate	112,551	—	—	115,372
Residential construction	6,036	—	—	6,028
Commercial real estate	209,286	—	—	211,982
Commercial construction	38,006	—	—	36,432
Commercial and industrial	85,430	—	—	85,511
Consumer	2,370	—	—	2,530
Home equity	31,940	—	—	32,183
Net loans	485,619	—	—	490,038

Loans held for sale	70	—	70	—
Accrued interest and dividends receivable	1,609	—	1,609	—
Mortgage servicing rights	381	—	831	—

Financial liabilities:
Deposits	$449,766	$—	$458,010	$—
FHLB advances	44,992	—	45,699	—
Accrued interest payable	59	—	59	—

9.      Other Comprehensive Income

As of the statement of financial condition dates, accumulated other comprehensive income was entirely comprised of net unrealized gains on available-for-sale investment securities.

The following table illustrates changes in the balances of each component of accumulated other comprehensive income for the dates indicated:

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$24	$14
Current-period change	(15)	19
Ending balance	$9	$33

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$52	$26
Current-period change	(43)	7
Ending balance	$9	$33

During the nine months ended September 30, 2014, 10,000 shares issued by one company in the financial industry were sold with a realized gain of $34,000. There were no sales of available-for-sale securities during the nine months ended September 30, 2013.

10.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. As of September 30, 2014, a total of 100,731 shares may be repurchased under the current stock repurchase program. The Company may repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

11.    Subsequent Events

Subsequent events represent events or transactions occurring after the statements of financial condition date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On October 24, 2014, the Company announced a quarterly cash dividend of $0.07 per share of its common stock to stockholders of record as of the close of business on November 7, 2014, payable on or about November 20, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the, Company") at September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At September 30, 2014, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $38.1 million, or 6.5%, from $587.7 million at December 31, 2013 to $625.8 million at September 30, 2014. The increase in total assets was primarily due to the increase in cash and cash equivalents of $26.5 million, or 139.9%, and an increase in net loans of $24.1 million, or 5.0%, from $485.6 million, or 82.6% of total assets at December 31, 2013, to $509.7 million, or 81.4% of total assets at September 30, 2014, partially offset by a decrease in held-to-maturity securities of $14.3 million, or 29.4%, to $34.3 million at September 30, 2014.

The significant components of the $24.1 million, or 5.0%, increase in net loans were a $3.2 million, or 2.9%, increase in one-to-four-family residential real estate loans, a $9.0 million, or 20.2%, increase in construction loans, an increase of $18.4 million, or 8.7%, in commercial real estate loans and an increase in home equity loans of $831,000, or 2.6%. These increases were partially offset by the decrease in commercial and industrial loans of $7.2 million, or 8.4%. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $94.0 million in loans sold to the secondary market. In order to service our customers, Management intends to continue to retain the servicing rights on all loans written and sold in the secondary market.

The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $14.5 million, or 29.5%, to $34.7 million at September 30, 2014 from $49.2 million at December 31, 2013. This decrease was primarily the result of a $14.3 million, or 29.4%, decrease in the held-to-maturity portfolio due to maturities of $5.0 million in U.S. Treasuries and maturities of $8.4 million in certificates of deposit. The fair value of available-for-sale securities decreased $219,000, or 36.4%, from $602,000, at December 31, 2013 to $383,000, at September 30, 2014, due to the sale of such securities.

Total deposits increased $20.9 million, or 4.6%, from $449.8 million at December 31, 2013 to $470.6 million at September 30, 2014. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $21.0 million, or 7.2%, from $292.5 million at December 31, 2013 to $313.5 million at September 30, 2014. Demand deposits increased $15.8 million, or 17.3%, to $106.6 million, money market accounts increased $3.1 million, or 2.8%, to $114.2 million, NOW accounts increased $1.2 million, or 2.9%, to $41.9 million, and savings accounts increased $962,000, or 1.9%, to $50.7 million. Certificates of deposit decreased $106,000, or 0.1%, from $157.2 million at December 31, 2013 to $157.1 million at September 30, 2014. The increase of 7.2% in core deposits was mostly due to fluctuations in commercial accounts related to business activity and the increase in retail checking accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship-based core deposits.

Stockholders’ equity was $88.6 million, or 14.2% of total assets, at September 30, 2014 compared to $92.2 million, or 15.7% of total assets, at December 31, 2013. The Company’s stockholders’ equity decreased as a result of the $876,000 net loss for the period and the $1.1 million cash dividend paid during the nine months ended September 30, 2014, partially offset by a decrease of $227,000, or 6.3%, in unearned compensation, and an increase in additional paid-in-capital of $206,000, or 6.2%, related to stock-based compensation. Pursuant to the Company’s Stock Repurchase Programs previously announced, during the nine months ended September 30, 2014, the Company repurchased 134,915 shares of Company stock at an average price per share of $16.38. The Company’s tangible book value per share decreased $0.28, or 1.7%, from $16.97 at December 31, 2013 to $16.69 at September 30, 2014, primarily due to the net loss for the nine months ended September 30, 2014.

Allowance for Loan Losses

Following is the activity in the allowance for loan losses and related ratios as of and for the periods indicated:

	At or for the Nine Months Ended September 30,
	2014	2013
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$4,596	$4,364
Charged off loans:
Residential real estate	(233)	(113)
Construction	(1,539)	(62)
Commercial real estate	(938)	—
Commercial	(2,174)	(47)
Home equity	(57)	—
Consumer	(50)	(33)
Total charged off loans	(4,991)	(255)

Recoveries on loans previously charged off:
Residential real estate	—	1
Construction	—	—
Commercial real estate	74	11
Commercial	23	37
Home equity	1	—
Consumer	17	11
Total recoveries	115	60
Net loan charge offs	(4,876)	(195)
Provision for loan losses	5,202	270
Allowance for loan losses, end of period	$4,922	$4,439

Ratios:
Net loan charge offs to total average loans	0.97%	0.04%
Allowance for loan losses to total loans (1)	0.96%	0.95%
Allowance for loan losses to nonperforming loans (2)	41.37%	61.76%
Recoveries to charge offs	2.30%	23.53%
Net loans charged off to allowance for loan losses	99.07%	4.39%

(1)	Total loans includes net loans plus the allowance for loan losses.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At September 30, 2014, the Company had fourteen troubled debt restructured loans totaling $4.3 million, of which nine totaling $3.7 million were included in nonperforming loans. Five of the twelve restructured loans totaling $509,000 were performing as modified. At September 30, 2013, the Company had one troubled debt restructured loans totaling $249,000 included in nonperforming loans.

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

At September 30, 2014, the allowance for loan losses represented 0.96% of total loans and 41.4% of nonperforming loans. The allowance for loan losses increased $326,000, or 7.1%, from $4.6 million at December 31, 2013 to $4.9 million at September 30, 2014. The increase was due to the $5.2 million provision for loan losses, offset by net charge-offs of $4.9 million. The provision for loan losses was $5.2 million for the nine months ended September 30, 2014, compared to $270,000 for the nine months ended September 30, 2013.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$4,393	$2,415
Residential construction	—	—
Commercial real estate	2,790	3,362
Commercial construction	3,130	—
Commercial and industrial	1,216	806
Home equity	335	243
Consumer	33	8
Total nonaccrual loans	11,897	6,834
Other real estate owned	1,121	407
Total nonperforming assets	$13,018	$7,241

Ratios:
Total nonperforming loans as a percentage of total loans (1)	2.32%	1.40%

Total nonperforming assets as a percentage of total assets (2)	2.08%	1.23%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At September 30, 2014, there were no loans that were over 90 days delinquent and still accruing interest.

At September 30, 2014, nonperforming loans increased $5.1 million, or 74.1%, to $11.9 million compared to $6.8 million at December 31, 2013. The increase in nonperforming loans is primarily due to the increase of $3.1 million in commercial construction loans, an increase of $2.0 million, or 81.9%, in residential real estate loans, an increase of $410,000 or 50.9%, in commercial and industrial loans and an increase of $25,000, or 312.5%, in consumer loans and an increase of $92,000, or 37.9%, in nonperforming home equity loans. These increases were partially offset by a decrease of $572,000, or 17.0%, in commercial real estate loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

For the nine months ended September 30, 2014, the provision for loan losses increased $4.9 million from $270,000, for the nine months ended September 30, 2013 to $5.2 million. The increase in the provision for loan losses was primarily due to three commercial relationships.

The $5.2 million provision for loan losses for the nine months ended September 30, 2014 is the result of a $1.5 million charge off related to a $4.7 million commercial real estate developer loan secured by commercial real estate. With regard to the commercial real estate development loan, the $1.5 million charge off reflects the decline in the fair value of the collateral securing the loan resulting from an updated independent appraisal. The Company has had a lending relationship with the commercial developer for over 25 years. The relationship was previously classified as impaired but was performing in accordance with the terms of the loan. The Company has restructured the loan and is working with the borrower to reduce exposure through sales of existing units. The borrower remains responsible for the full indebtedness, including any amounts charged off. At September 30, 2014, the loan was on nonaccrual as an indication that there is reasonable doubt as to the full collectability of principal and interest.

The provision for loan losses also includes the effect of a $568,000 charge off related to a $3.4 million nonperforming loan disclosed in the third quarter of 2013. The loan is secured by commercial real estate, equipment and all assets of the borrower. The Company is in the process of initiating foreclosure proceedings on such collateral.

The increased provision for the nine months ended September 30, 2014 also reflects the effect of a $2.4 million charge off to a previously disclosed $4.5 million commercial loan relationship suspected of fraud. The loan is secured by inventory, equipment and real estate. The Company has initiated legal proceedings against the principals of the borrower for fraud and is conducting a review and investigation, including the use of forensic accountants. The Company believes the principals made fraudulent misrepresentations about the collateral securing the loan and intends to pursue all legal remedies against the principals for any losses or costs related to the loan, but there can be no assurance that these efforts will result in significant recoveries. The Company has completed liquidation of the inventory and equipment and completed foreclosure action on three properties that were pledged as collateral.

Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2014		December 31, 2013
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars In Thousands)
Demand deposits	$106,620	22.6%	$90,869	20.1%
NOW accounts	41,938	8.9%	40,774	9.1%
Savings accounts	50,717	10.8%	49,755	11.1%
Money market deposit accounts	114,238	24.3%	111,126	24.7%
Total transaction accounts	313,513	66.6%	292,524	65.0%
Certificates of deposit	157,136	33.4%	157,242	35.0%
Total deposits	$470,649	100.0%	$449,766	100.0%

Total deposits increased $20.9 million, or 4.6%, from $449.8 million at December 31, 2013 to $470.6 million at September 30, 2014. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $21.0 million, or 7.2%, from $292.5 million at December 31, 2013 to $313.5 million at September 30, 2014. Demand deposits increased $15.8 million, or 17.3%, to $106.6 million, money market accounts increased $3.1 million, or 2.8%, to $114.2 million, NOW accounts increased $1.2 million, or 2.9%, to $41.9 million, and savings accounts increased $962,000, or 1.9%, to $50.7 million. Certificates of deposit decreased $106,000, or 0.1%, from $157.2 million at December 31, 2013 to $157.1 million at September 30, 2014. The increase of 7.2% in core deposits was mostly due to fluctuations in commercial accounts related to seasonal business activity and the increase in money market accounts. We continue to focus on allowing high cost deposits to mature and be replaced with low cost relationship based core deposits.

Borrowings

The following sets forth information concerning the Company's borrowings for the periods indicated:

	As of or for the nine months ended September 30, 2014	As of or for the year ended December 31, 2013
	(In Thousands)
Maximum amount of borrowings outstanding at any month-end during the period:
Federal Home Loan Bank (FHLB) advances	$66,007	$44,992
Securities sold under agreements to repurchase	—	15,312
Average borrowings outstanding during the period:
FHLB advances	$54,515	$29,202
Securities sold under agreements to repurchase	—	7,243
Weighted average interest rate during the period:
FHLB advances	1.77%	2.41%
Securities sold under agreements to repurchase	—%	0.12%
Balance outstanding at end of period:
FHLB advances	$66,007	$44,992
Securities sold under agreements to repurchase	—	—
Weighted average interest rate at end of period:
FHLB advances	1.43%	1.93%
Securities sold under agreements to repurchase	—%	—%

The Company utilizes borrowings from a variety of sources to supplement its supply of funds for loans and investments. FHLB advances increased $21.0 million, or 46.7%, from $45.0 million at December 31, 2013 to $66.0 million at September 30, 2014 due to an increase in long-term advances of $29.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General

The Company reported net income of $522,000, or $0.10 earnings per share, for the three months ended September 30, 2014, compared to net income of $573,000, or $0.11 earnings per share, for the same period in 2013. The decrease in net income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, was due to an increase in non-interest expense of $232,000, or 5.1%, an increase in the provision for loan losses of $15,000, or 7.1%, and an increase in income tax expense of $319,000, or 277.4%, offset by the $380,000, or 8.2%, increase in net interest income and an increase of $135,000, or 17.7%, in non-interest income.

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

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$39,239	$643	6.50%	$67,593	$691	4.06%
Loans:
Residential real estate loans	116,206	1,126	3.84%	114,580	1,165	4.03%
Home equity	32,339	281	3.45%	32,049	290	3.59%
Commercial real estate loans	228,383	2,702	4.69%	185,479	2,416	5.17%
Residential construction	7,789	77	3.92%	4,067	45	4.39%
Commercial construction	44,012	452	4.07%	32,369	363	4.45%
Consumer loans	2,561	41	6.35%	2,351	39	6.58%
Commercial and industrial loans	83,333	860	4.09%	91,157	954	4.15%
Loans, net (2)	514,623	5,539	4.27%	462,052	5,272	4.53%
Other interest-earning assets	9,970	5	0.20%	21,798	14	0.25%
Total interest-earning assets	563,832	6,187	4.35%	551,443	5,977	4.30%
Non-interest earning assets	39,585			37,965
Total assets	$603,417			$589,408
Interest-bearing liabilities:
Deposits:
Money market accounts	$110,555	$80	0.29%	$127,065	$100	0.31%
Savings accounts (3)	50,431	13	0.10%	50,174	13	0.10%
NOW accounts	41,810	72	0.68%	40,109	90	0.88%
Certificates of deposit	155,875	505	1.29%	168,253	696	1.64%
Total interest-bearing deposits	358,671	670	0.74%	385,601	899	0.92%
Federal Home Loan Bank advances	63,526	243	1.52%	27,153	168	2.45%
Securities sold under agreement to repurchase	—	—	—%	8,155	2	0.10%
Total interest-bearing borrowings	63,526	243	1.52%	35,308	170	1.91%
Total interest-bearing liabilities	422,197	913	0.86%	420,909	1,069	1.01%
Demand deposits	90,862			76,059
Other non-interest bearing liabilities	577			861
Total liabilities	513,636			497,829
Total stockholders' equity	89,781			91,579
Total liabilities and stockholders' equity	$603,417			$589,408
Net interest-earning assets	$141,635			$130,534

Tax equivalent net interest income/interest rate spread (4)		5,274	3.49%		4,908	3.29%
Tax equivalent net interest margin (5) (net interest income as a percentage of interest-earning assets)			3.71%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities			133.55%			131.01%
Less: tax equivalent adjustment (1)		(253)			(267)
Net interest income as reported in statement of operations		$5,021			$4,641

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

	Three Months Ended September 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(698)	$650	$(48)
Loans:
Residential real estate loans	41	(80)	(39)
Home equity	7	(16)	(9)
Commercial real estate loans	834	(548)	286
Residential construction	46	(14)	32
Commercial construction	171	(82)	89
Consumer loans	6	(4)	2
Commercial and industrial loans	(81)	(13)	(94)
Total loans	1,024	(757)	267
Other interest-earning assets	(7)	(2)	(9)
Total interest-earning assets (2)	$319	$(109)	$210

Interest-bearing liabilities:
Deposits:
Money market accounts	$(12)	$(8)	$(20)
Savings accounts (2)	—	—	—
NOW accounts	4	(22)	(18)
Certificates of deposit	(48)	(143)	(191)
Total interest-bearing deposits	(56)	(173)	(229)
Federal Home Loan Bank advances	159	(84)	75
Securities sold under agreement to repurchase	(1)	(1)	(2)
Total interest-bearing borrowings	158	(85)	73
Total interest-bearing liabilities	102	(258)	(156)
Increase (decrease) in net interest income (3)	$217	$149	$366

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $366,000, or 7.5%, to $5.3 million for the three months ended September 30, 2014, mainly driven by the decrease in the cost of funds. Net interest margin, on a tax equivalent basis, increased 18 basis points from 3.53% for the three months ended September 30, 2013 to 3.71% for the three months ended September 30, 2014.

Interest and dividend income, on a tax equivalent basis, increased $210,000, or 3.5%, from $6.0 million for the three months ended September 30, 2013 to $6.2 million for the three months ended September 30, 2014. Average interest-earning assets increased $12.4 million, or 2.2%, from $551.4 million at September 30, 2013 to $563.8 million at September 30, 2014. Average loans increased $52.6 million, or 11.4%, primarily due to the increase in average commercial real estate loans of $42.9 million, or 23.1%.

Average investment securities decreased $28.4 million, or 41.9%, for the period due to the maturities in the U.S. Treasury and certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, decreased $11.8 million, or 54.3%. The tax equivalent yield on average interest-earning assets increased 5 basis points to 4.35% for the three months ended September 30, 2014.

Total interest expense decreased $156,000, or 14.6%, to $913,000 for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013, due to the $229,000, or 25.5%, decrease in deposit costs, partially offset by an increase in cost of FHLB advances of $75,000, or 44.6%. Average interest-bearing liabilities increased $1.3 million, or 0.3%, to $422.2 million for the three months ended September 30, 2014 from $420.9 million for the three months ended September 30, 2013. Rates paid on average interest-bearing liabilities declined 15 basis points from 1.01% for the three months ended September 30, 2013 to 0.86% for the three months ended September 30, 2014. The lower interest rate environment and management’s strategic decision not to renew higher cost short-term time deposits led to a decrease in rates paid for certificates of deposit of 35 basis points from 1.64% at September 30, 2013 to 1.29% at September 30, 2014.

Provision for Loan Losses

The provision for loan losses increased $15,000, or 7.1%, to $227,000, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Nonperforming loans increased $4.7 million, or 66.1%, from $7.2 million, or 1.54% of total loans, at September 30, 2013, to $11.9 million, or 2.32% of total loans, at September 30, 2014. Total nonperforming assets increased $5.3 million, or 68.8%, from $7.7 million, or 1.27% of total assets, at September 30, 2013, to $13.0 million, or 2.08% of total assets, at September 30, 2014. The allowance for loan losses as a percentage of total loans increased from 0.95% at September 30, 2013 to 0.96% at September 30, 2014. The allowance for loan losses as a percentage of nonperforming loans decreased from 61.8% at September 30, 2013 to 41.4% at September 30, 2014, primarily due to the charge offs taken on loans that have become nonperforming.

Non-Interest Income

For the three months ended September 30, 2014, non-interest income increased $135,000, or 17.7% to $899,000 compared to the three months ended September 30, 2013. The increase was primarily due to the decrease of $99,000, or 106.5%, from losses on the sale of other real estate owned (OREO), and an increase of $49,000, or 7.1%, in service charges, fees and commissions, primarily due to seasonal activity in commercial deposit accounts. These improvements were partially offset by a decrease in income from loan sales and servicing of $12,000, or 17.1%, due to a lower volume of mortgage origination activity.

Non-Interest Expenses

Non-interest expense increased $232,000, or 5.1% to $4.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in non-interest expense was due to the increase in professional fees of $112,000, or 70.4%, an increase of $78,000, or 127.9%, in foreclosure and loan collection related expenses, an increase of $63,000, or 118.9%, in FDIC insurance expense, an increase of $23,000, or 7.3%, in data processing, and an increase of $80,000, or 14.8%, in other non-interest expense, partially offset by the $72,000, or 2.8%, decrease in salaries and benefits, a decrease of $24,000, or 14.6%, in advertising expense, a decrease of $19,000, or 4.9%, in occupancy expense and a $12,000, or 6.2%, decrease in furniture and equipment expense.

Income Taxes

Income tax expense increased from $115,000 for the three months ended September 30, 2013 to $434,000 for the three months ended September 30, 2014. The year-to-date effective tax rate included the tax benefit of the loss as well as the tax benefit related to income from tax-advantaged investments, resulting in a rate significantly different from that for 2013 in which there was net income and a corresponding tax expense before consideration of income from tax-advantaged investments.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General

The Company reported a net loss of $876,000, or $0.17 loss per share, for the nine months ended September 30, 2014, compared to net income of $1.9 million, or $0.37 earnings per share, for the same period in 2013. The net loss for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, was due to the $4.9 million increase in the provision for loan losses primarily related to three loan relationships (see "Nonperforming Assets"), a decrease of $193,000, or 8.1%, in non-interest income and an increase of $256,000, or 1.9%, in non-interest expense, partially offset by the $551,000, or 3.9%, increase in net interest income and a tax benefit of $1.6 million for the nine months ended September 30, 2014, compared to a tax expense of $476,000 for the nine months ended September 30, 2013. The tax benefit was the result of a change in the effective tax rate, projected loss due to the increase in the provision for loan losses, as well as the benefit of the tax-exempt investment income.

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

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$43,247	$1,972	6.10%	$66,826	$2,074	4.15%
Loans:
Residential real estate loans	114,669	3,358	3.92%	115,575	3,586	4.15%
Home equity	32,081	841	3.50%	31,734	865	3.64%
Commercial real estate loans	220,199	7,828	4.75%	186,794	7,430	5.32%
Residential construction	7,254	219	4.04%	4,430	137	4.13%
Commercial construction	42,298	1,310	4.14%	34,016	1,161	4.56%
Consumer loans	2,412	117	6.49%	2,362	116	6.57%
Commercial and industrial loans	83,073	2,442	3.93%	86,856	2,785	4.29%
Loans, net (2)	501,986	16,115	4.29%	461,767	16,080	4.66%
Other interest-earning assets	13,655	23	0.23%	22,722	44	0.26%
Total interest-earning assets	558,888	18,110	4.33%	551,315	18,198	4.41%
Non-interest earning assets	37,205			37,311
Total assets	$596,093			$588,626
Interest-bearing liabilities:
Deposits:
Money market accounts	$112,242	$258	0.31%	$121,786	$287	0.32%
Savings accounts (3)	50,269	39	0.10%	49,665	38	0.10%
NOW accounts	41,667	253	0.81%	39,186	280	0.96%
Certificates of deposit	155,530	1,539	1.32%	173,700	2,218	1.71%
Total interest-bearing deposits	359,708	2,089	0.78%	384,337	2,823	0.98%
Federal Home Loan Bank advances	54,515	672	1.65%	29,460	537	2.44%
Securities sold under agreement to repurchase	—	—	—%	9,684	9	0.12%
Total interest-bearing borrowings	54,515	672	1.65%	39,144	546	1.86%
Total interest-bearing liabilities	414,223	2,761	0.89%	423,481	3,369	1.06%
Demand deposits	90,178			73,072
Other non-interest bearing liabilities	511			843
Total liabilities	504,912			497,396
Total stockholders' equity	91,181			91,230
Total liabilities and stockholders' equity	$596,093			$588,626
Net interest-earning assets	$144,665			$127,834

Tax equivalent net interest income/interest rate spread (4)		15,349	3.44%		14,829	3.35%
Tax equivalent net interest margin (5) (net interest income as a percentage of interest-earning assets)			3.67%			3.60%
Ratio of interest-earning assets to interest-bearing liabilities			134.92%			130.19%
Less: tax equivalent adjustment (1)		(768)			(799)
Net interest income as reported in statement of operations		$14,581			$14,030

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

	Nine Months Ended September 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$(602)	$500	$(102)
Loans:
Residential real estate loans	(28)	(200)	(228)
Home equity	4	(28)	(24)
Commercial real estate loans	912	(514)	398
Residential construction	83	(1)	82
Commercial construction	212	(63)	149
Consumer loans	2	(1)	1
Commercial and industrial loans	(118)	(225)	(343)
Total loans	1,067	(1,032)	35
Other interest-earning assets	(17)	(4)	(21)
Total interest-earning assets (2)	$448	$(536)	$(88)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(22)	$(7)	$(29)
Savings accounts (2)	1	—	1
NOW accounts	17	(44)	(27)
Certificates of deposit	(215)	(464)	(679)
Total interest-bearing deposits	(219)	(515)	(734)
Federal Home Loan Bank stock	353	(218)	135
Securities sold under agreement to repurchase	(4)	(5)	(9)
Total interest-bearing borrowings	349	(223)	126
Total interest-bearing liabilities	130	(738)	(608)
Increase (decrease) in net interest income (3)	$318	$202	$520

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 41%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	The changes in interest income and net interest income are reflected on a tax equivalent basis and thus do not correspond to the statement of operations.

Net interest income, on a tax equivalent basis, increased $520,000, or 3.5%, to $15.3 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Net interest margin, on a tax equivalent basis, increased 7 basis points from 3.60% for the three months ended September 30, 2013 to 3.67% for the nine months ended September 30, 2014.

Interest and dividend income, on a tax equivalent basis, decreased $88,000, 0.5%, from $18.2 million for the nine months ended September 30, 2013 to $18.1 million for the nine months ended September 30, 2014. Average interest-earning assets increased $7.6 million, or 1.4%, from $551.3 million at September 30, 2013 to $558.9 million at September 30, 2014. Average loans increased $40.2 million, or 8.7%, primarily due to the increase in average commercial real estate loans of $33.4 million, or 17.9%.

Average investment securities decreased $23.6 million, or 35.3%, for the period due to the maturities in the U.S. Treasury and certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, decreased $9.1 million, or 39.9%. The tax equivalent yield on average interest-earning assets decreased 8 basis points to 4.33% for the nine months ended September 30, 2014, primarily as a result of lower market rates of interest.

Total interest expense decreased $608,000, or 18.0%, to $2.8 million for the nine months ended September 30, 2014 from $3.4 million for the nine months ended September 30, 2013, due to the $734,000, or 26.0%, decrease in deposit costs. Average interest-bearing liabilities decreased $9.3 million, or 2.2%, to $414.2 million for the nine months ended September 30, 2014 from $423.5 million for the nine months ended September 30, 2013. Rates paid on average interest-bearing liabilities declined 17 basis points from 1.06% for the nine months ended September 30, 2013 to 0.89% for the nine months ended September 30, 2014. The lower interest rate environment and management’s strategic decision not to renew higher cost short term time deposits led to a decrease in rates paid for certificates of deposit of 39 basis points from 1.71% at September 30, 2013 to 1.32% for the nine months ended September 30, 2014. The cost of FHLB advances decreased 79 basis points from 2.44% for the nine months ended September 30, 2013 to 1.65% for the nine months ended September 30, 2014.

Provision for Loan Losses

The provision for loan losses increased $4.9 million from $270,000 for the nine months ended September 30, 2013 to $5.2 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, net charge-offs increased $4.7 million from $195,000, or 0.04% of total average loans, for the nine months ended September 30, 2013, to $4.9 million, or 0.97% of total average loans. The increases in the provision for loan losses and net charge-offs were primarily related to three loan relationships (see "Nonperforming Assets"). Nonperforming loans increased $4.7 million, or 66.1%, from $7.2 million, or 1.54% of total loans, at September 30, 2013, to $11.9 million, or 2.32% of total loans, at September 30, 2014. The allowance for loan losses as a percentage of total loans increased from 0.95% at September 30, 2013 to 0.96% at September 30, 2014. The allowance for loan losses as a percentage of nonperforming loans decreased from 61.8% at September 30, 2013 to 41.4% at September 30, 2014.

Non-Interest Income

Non-interest income decreased $193,000, or 8.1%, from $2.4 million for the nine months ended September 30, 2013 to $2.2 million for the nine months ended September 30, 2014. Income from loan sales and servicing decreased $392,000, or 70.1%, due to a lower volume of mortgage origination activity as a result of an increase in interest rates, other non-interest income decreased $24,000, or 100%, and income from bank owned life insurance decreased $7,000, or 2.5%. These decreases were partially offset by increases in income from customer service fees, charges and commissions of $117,000, or 6.9%, a $34,000 gain on the sale of available-for-sale securities and a decrease of $79,000, or 51.3%, in OREO losses and write downs to current market values

Non-Interest Expenses

Non-interest expense of $14.1 million for the nine months ended September 30, 2014 increased $256,000, or 1.9%, from the nine months ended September 30, 2013. The increase was primarily due to the increase of $301,000, or 358.3%, in foreclosure and loan collection related expenses, an increase of $117,000, or 12.6%, in data processing expense, an increase of $128,000, or 71.5%, in FDIC insurance expense, an increase of $100,000, or 18.9%, in professional fees, an increase of $12,000, or 1.0%, in occupancy expense and an increase of $17,000, or 3.7%, in advertising expense. These increased expenses were partly offset by a decrease in salaries and benefits of $175,000, or 2.3%, a decrease in other non-interest expense of $126,000, or 6.5%, a decrease in furniture and equipment of $99,000, or 15.6%, and a decrease in stationery, supplies and postage of $19,000, or 9.0%.

Income Taxes

Income tax expense changed from a tax expense of $476,000 for the nine months ended September 30, 2013 to a tax benefit of $1.6 million for the nine months ended September 30, 2014. The tax benefit was the result of a change in the tax effective rate, the net loss due to the increase in the provision for loan losses, as well as the benefit of the tax-exempt investment income.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$390	3.94%	$424	2.49%	$1,204	3.72%	$1,275	2.55%
Tax equivalent adjustment (1)	253		267		768		799
Investment securities (tax equivalent basis)	$643	6.50%	$691	4.06%	$1,972	6.10%	$2,074	4.15%

Net interest income (no tax adjustment)	$5,021		$4,641		$14,581		$14,030
Tax equivalent adjustment (1)	253		267		768		799
Net interest income (tax equivalent basis)	$5,274		$4,908		$15,349		$14,829

Interest rate spread (no tax adjustment)		3.32%		3.10%		3.26%		3.16%
Net interest margin (no tax adjustment)		3.53%		3.34%		3.49%		3.40%
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, total cash and cash equivalents totaled $45.4 million, net of reserve requirements.

In addition, at September 30, 2014, the Company had the ability to borrow a total of approximately $111.3 million from the FHLB. On September 30, 2014, we had $66.0 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $43.3 million at September 30, 2014. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of September 30, 2014 totaled $93.0 million, or 59.18%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at September 30, 2014.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2014
Total Capital to Risk Weighted Assets
Company	$93,513	18.1%	$41,248	8.0%	N/A	N/A
Bank	$84,415	16.4%	$41,080	8.0%	$51,350	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$88,585	17.2%	$20,624	4.0%	N/A	N/A
Bank	$79,487	15.5%	$20,540	4.0%	$30,810	6.0%
Tier 1 Capital to Average Assets
Company	$88,585	14.9%	$23,850	4.0%	N/A	N/A
Bank	$79,487	13.2%	$24,053	4.0%	$30,066	5.0%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013
Total Capital to Risk Weighted Assets
Company	$96,446	19.6%	$39,424	8.0%	N/A	N/A
Bank	$85,931	17.5%	$39,339	8.0%	$49,173	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$91,814	18.6%	$19,712	4.0%	N/A	N/A
Bank	$81,299	16.5%	$19,669	4.0%	$29,504	6.0%
Tier 1 Capital to Average Assets
Company	$91,814	15.8%	$23,210	4.0%	N/A	N/A
Bank	$81,299	14.0%	$23,172	4.0%	$28,965	5.0%

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

On October 24, 2014 the Company declared a cash dividend of $0.07 per share payable on November 20, 2014

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2014	December 31, 2013
Commitments to grant loans	$43,716	$17,904
Unfunded commitments for construction loans	16,276	29,339
Unfunded commitments under lines of credit	81,626	79,306
Standby letters of credit	1,001	1,311

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.0 million and $1.3 million at September 30, 2014 and December 31, 2013, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2014 and December 31, 2013 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2014 through September 30, 2015 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	0.3%
Up 400 - 24 months	0.7%
Up 300 - 12 months shock	3.1%
Up 200 - 12 months	0.7%
Up 100 - 12 months shock	1.3%
Base
Down 100 - 12 months	(1.0)%

As indicated in the table above, the results of a 100 shock and 200 basis increment increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 1.3% and 0.7%, respectively. A 300 basis point shock increase over 12-months is estimated to increase net interest income by 3.1%. A 400 basis point increase in market interest rates over a 24-month time horizon is estimated to increase net interest income by 0.7% and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 0.3% in the first twelve months. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.0%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2014, the risk factors for the Company have not changed materially from those reported in our 2013 Annual Report on Form 10-K. However, the risks described in our 2013 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the nine months ended September 30, 2014, the Company repurchased 134,915 shares of Company stock at an average price per share of $16.38. The following table provides information regarding the Company's purchase of its equity securities during the three months ended September 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	37,072	$16.71	97,955	174,045
August 1-31, 2014	8,314	16.06	106,269	165,731
September 1-30, 2014	65,000	16.00	171,269	100,731
Total	110,386	$16.24
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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for each of the three and nine months ended September 30, 2014 and 2013,  (iii) the Consolidated Statement of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Changes in Stockholders' Equity for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: November 10, 2014	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 10, 2014		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)