Form 10-K
period 2014-12-31
CHICOPEE BANCORP, INC.
filed 2015-03-12
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ____NO    X

On June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $85,587,625

The number of shares of Common Stock outstanding as of March 10, 2015 was 5,270,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Stockholders, to be held on May 27, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank, a Massachusetts stock savings bank, was organized in 1845 under the name Cabot Savings Bank and adopted its present name in 1854.  The Bank is a full-service, community oriented financial institution offering products and services to individuals and businesses through nine offices located in Western Massachusetts. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Depositor’s Insurance Fund (“DIF”) of Massachusetts. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Chicopee Savings Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans, consumer loans and home equity loans, and investing in a variety of investment securities. The Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and borrowings. The Bank also sells residential one-to-four family real estate loans to the secondary market to reduce interest rate risk.  The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities, fees from its retail banking operation, and investment management.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the FHLB and proceeds from loan sales. The Bank also provides access to insurance and investment products through its Financial Services Division.

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

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2014, which is the most recent date for which data is available from the FDIC, we held approximately 4.87% of the deposits in Hampden County, which was the 8th largest market share out of the 19 banks and thrifts with offices in Hampden County.  This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks.  There are 15 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts.  In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Santander Bank, N.A., Citizens Financial Group, First Niagara Financial Group, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $523.7 million at December 31, 2014 compared to $489.3 million at December 31, 2013, representing 81.9% and 83.3% of total assets, respectively. In its lending activity, the Company originates one-to-four family real estate loans, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not originate loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $140.5 million in fiscal year 2014 and $187.6 million in 2013, including residential mortgage loans sold to the secondary market of $4.7 million and $26.4 million, respectively. Servicing rights are retained on all loans originated and sold into the secondary market.

Residential Real Estate Loans. At December 31, 2014 and 2013, the residential real estate loan portfolio totaled $118.7 million and $112.5 million, or 22.7% and 23.0% of the total loan portfolio, with an average yield of 3.87% and 4.09%, respectively. Residential real estate loans originated totaled $36.2 million and $79.3 million in 2014 and 2013, respectively, which includes loans sold to the secondary market of $4.7 million and $26.4 in 2014 and 2013, respectively. Of the residential real estate loans outstanding at December 31, 2014, $104.3 million, or 87.9%, were adjustable rate loans. Total loans serviced for others as of December 31, 2014 and 2013 were $91.3 million and $97.6 million, respectively. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

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

The largest owner-occupied residential real estate loan was $1.7 million and was performing according to its original terms as of December 31, 2014.

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

Commercial Real Estate Loans.  At December 31, 2014 and 2013, commercial real estate loans totaled $249.6 million and $211.2 million, or 47.7% and 43.1% of the total loan portfolio, with an average yield of 4.75% and 5.24%, respectively. This yield calculation includes commercial construction and residential investment loan balances and interest income. Commercial real estate loans originated totaled $66.6 million and $87.4 million in 2014 and 2013, respectively. Our commercial real estate and residential investment loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

We originate a variety of fixed- and adjustable-rate commercial real estate and residential investment loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every one to ten years and generally are adjusted to a rate equal to 2.0% to 3.0% above the corresponding U.S. Treasury rate or FHLB rate. Most of our adjustable-rate commercial real estate and residential investment loans adjust every five years. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2014, our largest commercial real estate loan was $9.1 million and was secured by multiple warehouse/industrial buildings in Westfield, Massachusetts. This loan was performing according to the original terms at December 31, 2014.

At December 31, 2014, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $18.2 million and $19.0 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2014, we had eleven land loans totaling $480,000.

Construction Loans. At December 31, 2014 and 2013, the Company had $43.9 million and $44.6 million of construction loans outstanding, representing 8.4% and 9.2% of the total loan portfolio, with an average yield of 4.12% and 4.47%, respectively. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings.

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

At December 31, 2014, our largest outstanding residential construction loan was $1.1 million, of which $950,000 was outstanding. At December 31, 2014, our largest outstanding commercial construction loan was $7.9 million, of which $7.0 million was outstanding for the development of an office building. These loans were performing in accordance with their original terms at December 31, 2014.

Commercial and Industrial Loans.  The Company originated $30.4 million and $38.2 million in commercial and industrial loans in 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had $74.3 million and $86.5 million in commercial and industrial loans, representing 14.1% and 17.7% of the total loan portfolio, with an average yield of 3.99% and 4.23%, respectively. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial and industrial loans.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The collateral securing commercial and industrial loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  See "-Loan Underwriting Risks" below.

At December 31, 2014, our largest commercial term loan was a $2.0 million loan secured by real estate located in East Longmeadow, Massachusetts, including all assets of the borrower. The loan was performing according to its original terms at December 31, 2014. Our largest lending exposure was a $14.4 million commercial lending relationship, of which $11.7 million  was outstanding at December 31, 2014. The relationship consists of three separate entities each providing independent cash flow and were secured by the assets of the borrower, including all assets and commercial real estate. The loans were performing in accordance with their original terms at December 31, 2014.

Consumer Loans. The Company originated $12.1 million and $8.9 million of consumer loans, including home equity loans, in 2014 and 2013, respectively. At December 31, 2014 and 2013, consumer loans outstanding totaled $37.2 million and $34.5 million, or 7.1% and 7.0% of the total loan portfolio, with an average yield of 3.67% and 3.82%, respectively. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles, recreational vehicles, pools and spas and home improvement loans.

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

Residential Real Estate. The Company’s primary residential real estate lending market areas include Hampden and Hampshire Counties in Western Massachusetts.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced. Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws, regulations and acts of nature. Residential real estate loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In addition, the application of various federal and state laws, including foreclosure, bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2014, our general regulatory limit on loans to one borrower was $15.7 million. At December 31, 2014, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. Our largest lending exposure was a $14.4 million commercial lending relationship, of which $11.7 million  was outstanding at December 31, 2014. The relationship consists of three separate entities each providing independent cash flow and were secured by the assets of the borrower, including all assets and commercial real estate. The loans were performing in accordance with their original terms at December 31, 2014.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including marketable equity securities, U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We are also required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2014.

At December 31, 2014, our investment portfolio consisted primarily of tax-exempt industrial revenue bonds, and to a lesser extent, certificates of deposit, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2014, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and price the deposit products depending on our needs for funds and rates on borrowings.  Deposit accounts at the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. In addition, as a Massachusetts-chartered savings bank, Chicopee Savings Bank is required to be a member of DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The combination of FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposits.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger ("LPL"). Through LPL, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by LPL from sales to customers. For the years ended December 31, 2014, 2013 and 2012, we received fees of $374,000, $320,000 and $312,000, respectively, through our relationship with LPL.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2014, CSB Colts had total assets of $33.5 million consisting primarily of tax-exempt industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2014 was $1.5 million. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2014, CSB Investment had total assets of $679,000 consisting primarily of collateralized mortgage obligations and marketable equity securities. CSB Investment’s net income for the year ended December 31, 2014 was $59,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned (“OREO”). At December 31, 2014, Cabot Realty had total assets of $1.7 million consisting primarily of cash and cash equivalents of $535,000 and OREO of $1.1 million. Cabot Realty’s net loss for the year ended December 31, 2014 was $205,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2014 had total assets of $17,000.

Personnel

As of December 31, 2014, we had approximately 108 full-time employees and 22 part-time employees, none of whom is represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is a Massachusetts-chartered savings bank and the wholly-owned subsidiary of Chicopee Bancorp, a Massachusetts corporation. Chicopee Savings Bank’s deposits are insured up to applicable limits by the FDIC, and by the DIF for amounts in excess of the FDIC insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Chicopee Bancorp is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.”

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

The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months of that date. The revised capital regulations are effective January 1, 2015.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.
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

In addition, the Consumer Financial Protection Bureau issued a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act. The regulations generally require lenders to make a reasonable, good faith determination as to a potential borrower’s ability to repay a residential mortgage loan. The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features and terms deemed to make the loan less risky. The Ability to Repay final rules were effective January 10, 2014.
Many of the provisions of the Dodd-Frank Act were subject to delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. It is therefore difficult to predict at this time what the full impact the new legislation and implementing regulations will have on community banks such as Chicopee Savings Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase operating and compliance costs.
Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered stock savings bank, Chicopee Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Chicopee Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks and/or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.
Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.
New Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” was signed into law in January 2015 and is effective April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

For the years ended December 31, 2014, 2013 and 2012, a total of $5.0 million, $2.5 million and $1.6 million, respectively, in dividends were declared from the Bank to the Company. During 2014, 2013 and 2012, a total of $700,000, $660,000 and $2.0 million, respectively, in dividends were declared from Chicopee Funding Corporation ("CFC") to the Company, respectively.

For the years ended December 31, 2014 and 2013, a total of $1.4 million and $1.0 million, respectively, in cash dividends were paid to the Company's stockholders. The Company did not pay any dividend to shareholders during the year ended December 31, 2012. The first quarterly dividend declared by the Company was announced on January 24, 2013.

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
The recent Massachusetts legislation provides that, beginning in April 2015, Massachusetts law incorporates federal regulations governing extensions of credit to insiders, and the separate Massachusetts requirements are regarding such extensions of credit are repealed.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Chicopee Savings Bank’s investment activities. See “-Federal Regulations-Business and Investment Activities.”
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
Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. These requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-

Leach-Bliley Act, discussed below under “-Federal Regulations-Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.
Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Chicopee Savings Bank, are required to comply with minimum leverage capital requirements. During 2014, for an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement was a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio was not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. During 2014, state non-member banks were required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to bank and savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule became effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. During 2014, an institution was deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater. An institution was “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%. An institution was deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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
In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, effective January 1, 2015. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% or greater (unchanged).
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
In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2014, Chicopee Savings Bank paid $31,000 in fees related to the FICO.
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
As a Massachusetts-chartered savings bank, Chicopee Savings Bank is also required to be a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “Massachusetts Banking Laws and Supervision-Depositors Insurance Fund,” above.
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
Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.
Federal Home Loan Bank System.  Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLB, Chicopee Savings Bank is required to acquire and hold shares of capital stock in the FHLB.  As of December 31, 2014 and 2013, Chicopee Savings Bank was in compliance with this requirement with an investment in stock of the FHLB of $3.9 million.

For the years ended December 31, 2014 and 2013, the Company received $58,000, and $15,000 in dividend income from its FHLB stock investment, respectively.

Other Regulations
Some interest and other charges collected or contracted for by Chicopee Savings Bank are subject to state usury laws and federal laws concerning interest rates. Chicopee Savings Bank’s operations are also subject to state and federal laws applicable to credit transactions and other operations, including but not limited to, the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•
Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties; and

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations requires banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

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
Chicopee Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that were not includable at the institution level. As previously noted, the Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
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

Below is information regarding our executive officers who are not also Directors.  Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2014.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 64.

Guida R. Sajdak was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and Bank effective July 1, 2010.  Ms. Sajdak has been employed by the Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 41.

Item 1A.  Risk Factors.

Our increased emphasis on commercial real estate and commercial business lending may expose us to increased lending risks. At December 31, 2014, our loan portfolio included $249.6 million of commercial real estate loans, or 47.7% of total loans, and $74.3 million of commercial business loans, or 14.1% of total loans. We have grown the commercial loan portfolio in recent years and intend to continue to grow commercial real estate and commercial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential real estate loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four-family residential real estate loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

Our low return on equity may negatively affect our stock price. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income, non-interest income and decrease our non-interest expenses, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the year ended December 31, 2014, we reported a negative return on average equity of (0.64)%.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.  Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2014.  The economic downturn was accompanied by deteriorated loan portfolio quality at many institutions, including Chicopee Savings Bank.  In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this “Risk Factors” section.  In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

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

We could be held responsible for environmental liabilities of properties we acquired through foreclosure.
In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense.

The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We are subject to liquidity risk. Liquidity risk is the risk of potential loss if we are unable to meet our funding requirements at a reasonable cost. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects parties or us.

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

For further discussion of how changes in interest rates could impact us, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management-Interest Rate Risk Management.

Prepayments of loans may negatively impact our business. Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us. From time to time, we may be named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, we are exposed to a high level of potential litigation related to our businesses and operations. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.

We are subject to reputational risk. We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

Historically low interest rates may adversely affect our net interest income and profitability. During the past six years it has been the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has recently indicated its intention to increase short term rates. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 0.94% of total loans at December 31, 2014. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

We may be unable to attract and retain key personnel. Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We rely on other companies to provide key components of our business infrastructure. Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

We are subject to extensive regulatory oversight. We are subject to extensive supervision, regulation, and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Massachusetts Division of Banks. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund of the FDIC, the Depositor's Insurance Fund of Massachusetts, and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, CRA laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Financial reform legislation enacted in 2010 has, among other things, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in 2010. This law is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act remain unknown for many months or years.
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

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2014, we held 4.87% of the deposits in Hampden County, which was the 8th largest market share of deposits out of the 19 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 15 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation. The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations. We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our customers’ devices may be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers' confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions. A substantial portion of income from fiduciary services is dependent on the market value of wealth management assets under administration, which are primarily marketable securities. Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

We are a holding company and dependent upon our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our subsidiaries. Our revenue (on a parent-only basis) is derived primarily from interest and dividends paid to us by the Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of us in a creditor capacity may be recognized.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $6.4 million at December 31, 2014. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2014:

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “CBNK.”  The following table sets forth the high and low closing prices of the common stock and dividends declared for the years ended December 31, 2014 and 2013, as reported by NASDAQ. The Company did not pay any dividend to shareholders during the year ended December 31, 2012. The first quarterly dividend declared by the Company was announced on January 24, 2013. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2014				2013
First Quarter	$17.88	$16.89	$0.07	First Quarter	$17.05	$15.43	$0.05
Second Quarter	17.69	16.46	0.07	Second Quarter	18.27	16.73	0.05
Third Quarter	16.85	14.81	0.07	Third Quarter	19.72	17.10	0.05
Fourth Quarter	16.95	13.80	0.07	Fourth Quarter	18.19	17.31	0.05

The Company’s ability to pay dividends is dependent on dividends received from Chicopee Savings Bank and its other subsidiaries. For a discussion of restrictions on the payment of cash dividends by Chicopee Savings Bank, see “Business—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2009 through December 31, 2014. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Thrift $500M – $1B Bank Index and the NASDAQ Stock Index (U.S. Companies). The graph assumes a $100 investment on December 31, 2009 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2014.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Chicopee Bancorp, Inc.	100.00	101.36	112.98	127.32	141.16	138.10
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Thrift $500M - $1B	100.00	109.75	103.58	131.04	161.06	187.92

Shareholders and Issuer Purchases of Equity Securities

As of March 10, 2015, the Company had approximately 583 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2014-10/31/2014	—	$—	171,269	100,731
11/01/2014-11/30/2014	40,000	16.30	211,269	60,731
12/01/2014-12/31/2014	—	—	211,269	60,731
Total	40,000	$16.30	211,269	60,731

On June 1, 2012, the Company announced that the Board of Directors authorized a common stock repurchase program (the "Plan"). The Plan allows for the repurchase of up to 272,000, or approximately 5.0%, of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s board of directors terminate the program. There is no specified expiration date of the Plan. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under rule 10b-5(1) repurchase plans. The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. As of December 31, 2014, the Company repurchased 211,269 shares at an average price of $16.21, or 77.7%, of the Plan’s total allotment. A total of 60,731 shares may yet be purchased under the Plan.

Item 6.  Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Selected Financial Data:
Total assets	$639,222	$587,727	$599,982	$616,306	$573,704
Cash and cash equivalents	49,769	18,915	39,608	61,122	35,873
Loans	523,740	489,292	468,658	447,126	433,793
Allowance for loan losses	4,927	4,596	4,364	4,576	4,431
Available-for-sale securities	414	602	621	613	362
Held-to-maturity securities	33,747	48,606	59,568	73,852	69,713
Deposits	483,558	449,766	466,177	453,377	391,937
Federal Home Loan Bank advances	67,039	44,992	33,332	59,265	71,915
Stockholders' equity	88,134	92,230	89,969	90,782	91,882
Nonperforming assets	12,243	7,241	4,559	5,624	6,756

Selected Operating Data:
Interest and dividend income	$23,354	$23,069	$24,397	$24,850	$24,857
Interest expense	3,683	4,349	5,627	6,902	8,016
Net interest and dividend income	19,671	18,720	18,770	17,948	16,841
Provision for loan losses	5,271	425	442	842	1,223
Net interest income after provision for loan losses	14,400	18,295	18,328	17,106	15,618
Non-interest income	2,817	3,100	3,023	2,650	2,626
Non-interest expense	18,900	18,155	18,305	18,734	18,009
Income (loss) before provision for income taxes	(1,683)	3,240	3,046	1,022	235
Income tax expense (benefit)	(1,105)	687	581	(78)	(230)
Net income (loss)	$(578)	$2,553	$2,465	$1,100	$465
Basic earnings (loss) per share	$(0.12)	$0.51	$0.49	$0.21	$0.08
Diluted earnings (loss) per share	$(0.12)	$0.50	$0.48	$0.21	$0.08

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	4.30%	4.39%	4.55%	4.73%	4.96%
Average rate paid on interest-bearing liabilities	0.88%	1.04%	1.27%	1.57%	1.91%
Average interest rate spread (2)	3.42%	3.35%	3.28%	3.16%	3.05%
Net interest margin (3)	3.65%	3.60%	3.54%	3.47%	3.40%
Ratio of interest-earning assets to interest-bearing liabilities	134.79%	132.02%	126.51%	124.18%	122.61%
Non-interest expenses as a percent of average assets	3.13%	3.10%	3.06%	3.21%	3.24%
Return on average assets	(0.10)%	0.44%	0.41%	0.19%	0.08%
Return on average equity	(0.64)%	2.79%	2.75%	1.20%	0.49%
Ratio of average equity to average assets	15.01%	15.58%	15.02%	15.72%	17.04%
Efficiency ratio (4)	80.09%	79.00%	79.43%	88.06%	91.59%

Regulatory Capital Ratios:
Total risk-based capital ratio	17.5%	19.6%	19.3%	19.6%	20.7%
Tier 1 risk-based capital ratio	16.5%	18.6%	18.4%	18.7%	19.7%
Tier 1 leverage capital ratio	13.8%	15.8%	15.0%	14.8%	16.1%

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	2.14%	1.40%	0.85%	1.05%	1.49%
Nonperforming assets as a percent of total assets	1.92%	1.23%	0.76%	0.91%	1.18%
Allowance for loan losses as a percent of total loans	0.94%	0.94%	0.93%	1.02%	1.02%
Allowance for loan losses as a percent of nonperforming loans	44.02%	67.25%	109.46%	97.13%	68.49%
Net loans charged-off to average interest-earning loans	0.98%	0.04%	0.14%	0.16%	0.20%

Other Data:
Banking offices at end of year	9	9	9	9	8

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
(4)
The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on sales of investment securities, property, loans held for sale and other, net. At December 31, 2014 the ratio is calculated as follows (in thousands):

Non-interest expenses	$18,900
Tax equivalent net interest income	$20,689
Non-interest income	2,817
Add back:
Net gain on sale of securities	(34)
Loss and writedowns on sale of other real estate owned	125
Total income included in calculation	$23,597
Non-interest expenses divided by total income	80.09%

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to: (1) changes in consumer spending, borrowing and savings habits; (2) the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company; (3) adverse changes in the securities market; and (4) the costs, effects and outcomes of existing or future litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, furniture and equipment expenses, data processing expenses, foreclosure related expenses, professional fees, advertising expense, FDIC insurance expense, stationery, supplies and postage expense, and various other miscellaneous expenses.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, special mention, or loss. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

Loans individually considered for impairment include all loans included in the class of commercial and residential, as well as home equity loans. These are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Valuation of OREO. In connection with the determination of the carrying value of other real estate owned ("OREO") management obtains independent appraisals for significant properties. While management uses available information to recognize losses on OREO, future write-downs of OREO may be necessary based upon changes in economic and market conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s valuation of its OREO. Such agencies may require the Company to recognize write-downs of OREO based upon their judgment about information available to them at the time of their examination.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution serving primarily retail customers and businesses in our market areas. We plan to continue our strategy of:

●	increasing our overall commercial relationships, as well as broadening individual commercial relationships, in our market area;

●	increasing our deposit market share in our market area;

●	increasing our sale of non-deposit investment products;

●	improving operating efficiency and cost control; and

●	applying disciplined underwriting practices to maintain a high quality loan portfolio.

Continuing to increase our commercial relationships in our market area. We have diversified our loan portfolio beyond residential loans by increasing our commercial relationships. Our goal is to increase the number of our commercial customers, while also broadening individual relationships. Our commercial real estate, commercial construction and commercial and industrial loan portfolio has increased $98.2 million, or 37.5%, from $261.6 million, or 62.5% of the total loan portfolio, at December 31, 2010 to $359.7 million, or 68.7% of the total loan portfolio, at December 31, 2014. Business deposit accounts have increased $26.8 million, or 33.7%, from $52.7 million at December 31, 2010 to $79.5 million at December 31, 2014. In order to support the growth in the commercial loan portfolio, we have also increased the number of commercial lenders and commercial underwriting and support staff.

Increasing our deposit market share in our market area. Retail deposits are our primary source of funds for investing and lending. By offering a variety of deposit products, special and tiered pricing, and superior customer service, we intend to retain and expand existing customer relationships as well as attract new deposit customers. Personalized service and flexibility with regard to customer needs will continue to be augmented with a full array of delivery channels to maximize customer convenience. These include drive-up banking, ATMs, internet banking, automated bill payment, remote capture, and telephone banking. Through our continued focus on these deposit-gathering efforts in existing branch locations, couple with our plans for geographic expansion, we expect to increase the overall level of deposits and our market share in the markets we serve.

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

Increasing our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $374,000, $320,000 and $312,000 of non-interest income during the years ended December 31, 2014, 2013, and 2012, respectively.

Improving operating efficiency and cost control. Non-interest expense increased $745,000, or 4.1%, from $18.2 million, or 3.10% of average total assets, at December 31, 2013 to $18.9 million, or 3.13% of average total assets, at December 31, 2014. The increase in non-interest expenses was largely due to the increase in foreclosure related expenses of $339,000, or 218.7%, an increase in professional fees of $291,000, or 44.6%, an increase in FDIC insurance premium fees of $193,000, or 83.5%, and an increase in data processing expense of $146,000, or 11.7%. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment which have had a negative impact on our expense ratio over the short term. Our non-interest expenses are also impacted as a result of the financial, accounting, legal and compliance and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and stock options. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for stock options over the vesting period of awards made to recipients pursuant to our 2007 Equity Incentive Plan.

Applying disciplined underwriting practices to maintain a high quality loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2014, our ratio of nonperforming loans (loans which are 90 or more days delinquent) to total loans was 2.14% of our total loan portfolio, compared to 1.40% at December 31, 2013. Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total Assets. Total assets increased $51.5 million, or 8.8%, from $587.7 million at December 31, 2013 to $639.2 million at December 31, 2014.  The increase in total assets was primarily due to the increase in net loans of $34.1 million, or 7.0%, from $485.6 million, or 82.6% of total assets, at December 31, 2013 to $519.8 million, or 81.3% of total assets, at December 31, 2014 and the increase in cash and cash equivalents of $30.9 million, or 163.1%, to $49.8 million at December 31, 2014. These increases were partially offset by the $15.0 million or 30.6%, decrease in investments to $34.2 million at December 31, 2014.

Cash and Cash Equivalents.  Cash, including correspondent bank balances and federal funds sold, increased $30.9 million, or 163.1%, from $18.9 million at December 31, 2013 to $49.8 million at December 31, 2014.

Investments. The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $15.0 million, or 30.6%, from $49.2 million at December 31, 2013 to $34.2 million at December 31, 2014. The decrease in investments was primarily due to the $5.0 million, or 100.0%, decrease in the U.S. Treasury portfolio, a decrease of $8.4 million, or 100.0%, in certificates of deposit, a decrease of $242,000, or 37.5%, in collateralized mortgage obligations, a decrease of $188,000, or 31.2%, in securities available-for-sale and a decrease of $1.2 million, or 3.6%, in tax-exempt industrial revenue bonds.

Total Loans. Total loans at December 31, 2014 increased $34.4 million, or 7.0%, from $489.3 million, or 83.3% of total assets, at December 31, 2013 to $523.7 million, or 81.9% of total assets. The increase in total loans was due to the increase in commercial real estate loans of $38.5 million, or 18.2%, to $249.6 million, an increase in residential construction loans of $2.0 million, or 32.6%, to $8.1 million, an increase of $2.4 million, or 7.5%, in home equity loans to $34.5 million, and an increase in one- to four-family loans of $6.2 million, or 5.5%, to $118.7 million. These increases were partially offset by a decrease in commercial construction loans of $2.7 million, or 6.9%, to $35.8 million, and a decrease in commercial and industrial loans of $12.2 million, or 14.1%, to $74.3 million. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. For the year ended December 31, 2014, the Company sold $4.7 million in low coupon residential real estate loans and currently services $91.3 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

Deposits and Borrowed Funds. Total deposits increased $33.8 million, or 7.5%, from $449.8 million at December 31, 2013 to $483.6 million at December 31, 2014. Core deposits, defined as savings accounts, money market accounts, demand deposit accounts and NOW accounts, increased $19.4 million, or 6.6%, from $292.5 million at December 31, 2013 to $311.9 million at December 31, 2014. Money market accounts increased $10.0 million, or 9.0%, to $121.1 million, demand deposits increased $7.1 million, or 7.8%, to $97.9 million, savings accounts increased $1.0 million, or 1.9%, to $50.7 million, and NOW accounts increased $1.4 million, or 3.4%, to $42.2 million. Certificates of deposit increased $14.4 million, or 9.2%, from $157.2 million at December 31, 2013 to $171.6 million at December 31, 2014. FHLB advances increased $22.0 million, or 49.0%, from $45.0 million at December 31, 2013 to $67.0 million at December 31, 2014. FHLB advances increased to fund the $34.4 million, or 7.0%, loan growth over the same period.

Total Stockholders’ Equity. Stockholders’ equity was $88.1 million, or 13.8% of total assets, at December 31, 2014 compared to $92.2 million, or 15.7% of total assets, at December 31, 2013. The Company’s stockholders’ equity decreased as a result of the $578,000 net loss for the year ended December 31, 2014 and the $1.4 million cash dividend paid during the year ended December 31, 2014, partially offset by an increase of $303,000, or 8.5%, in stock-based compensation, and an increase of $296,000, or 9.0%, in additional paid-in-capital. In addition, during the year ended December 31, 2014, the Company repurchased 174,915 shares of the Company stock at a cost of $2.9 million, or $16.36 average price per share and released 9,700 shares to fund employee stock options exercises. The Company’s book value per share decreased by $0.25, or 1.5%, from $16.97 at December 31, 2013 to $16.72 at December 31, 2014. The decrease in the book value was primarily due to the $578,000 net loss and the cash dividend payment of $1.4 million, or $0.28 per share, made during the year ended December 31, 2014.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four-family residential loans, commercial real estate loans and commercial business loans. To a lesser extent, we originate residential investment, construction and consumer loans.

Our residential real estate loan portfolio has increased from $112.5 million, or 23.0% of total loans, at December 31, 2013 to $118.7 million, or 22.7% of total loans, at December 31, 2014. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $4.7 million of fixed rate, low coupon residential real estate loans originated in 2014 to the secondary market.

The commercial real estate portfolio increased $38.5 million, or 18.2%, from $211.2 million, or 43.1% of total loans, at December 31, 2013 to $249.6 million, or 47.7% of total loans, at December 31, 2014 as a result of new commercial loan relationships. Commercial and industrial loans decreased $12.2 million, or 14.1%, from $86.5 million at December 31, 2013 to $74.3 million at December 31, 2014 as a result of a $2.0 million charge-off reported in the first quarter of 2014, a $5.9 million payoff on a classified line of credit and other customer paydowns.

The construction loan portfolio decreased from $44.6 million at December 31, 2013 to $43.9 million at December 31, 2014. Commercial construction decreased $2.7 million, or 6.9%, from $38.4 million at December 31, 2013 to $35.8 million at December 31, 2014 and residential construction increased $2.0 million, or 32.6% to $8.1 million.

The consumer and home equity loan portfolio increased $2.7 million, or 7.8%, from $34.5 million at December 31, 2013 to $37.2 million at December 31, 2014, primarily due to the $2.4 million, or 7.5% in Home Equity loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans
Residential real estate	$118,692	22.7%	$112,524	23.0%	$120,265	25.7%	$123,294	27.6%	$132,670	30.6%
Home equity	34,508	6.6%	32,091	6.6%	31,731	6.8%	29,790	6.7%	29,933	6.9%
Commercial	249,632	47.7%	211,161	43.1%	189,472	40.4%	174,761	39.0%	162,107	37.4%
Total real estate loans	402,832	77.0%	355,776	72.7%	341,468	72.9%	327,845	73.3%	324,710	74.9%
Construction loans:
Residential	8,129	1.6%	6,130	1.3%	4,334	0.9%	5,597	1.3%	6,428	1.5%
Commercial	35,786	6.8%	38,441	7.9%	35,781	7.6%	31,706	7.0%	26,643	6.1%
Total construction loans	43,915	8.4%	44,571	9.2%	40,115	8.5%	37,303	8.3%	33,071	7.6%
Total real estate and construction loans	446,747	85.4%	400,347	81.9%	381,583	81.4%	365,148	81.6%	357,781	82.5%
Consumer	2,662	0.5%	2,405	0.4%	2,492	0.6%	2,566	0.6%	3,165	0.7%
Commercial and industrial	74,331	14.1%	86,540	17.7%	84,583	18.0%	79,412	17.8%	72,847	16.8%
Total loans	523,740	100.0%	489,292	100.0%	468,658	100.0%	447,126	100.0%	433,793	100.0%
Deferred loan origination costs, net	944		923		917		921		945
Allowance for loan losses	(4,927)		(4,596)		(4,364)		(4,576)		(4,431)
Loans, net	$519,757		$485,619		$465,211		$443,471		$430,307

Loan Maturity. The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate mortgage loans include residential and commercial real estate loans and home equity loans.

	Real Estate Mortgage	Construction	Commercial	Consumer	Total Loans
	(In Thousands)
Amounts due
One year or less	$2,066	$21,966	$48,376	$147	$72,555
More than one year to five years	6,499	10,882	19,582	1,692	38,655
More than five years	394,267	11,067	6,373	823	412,530
Total amount due	$402,832	$43,915	$74,331	$2,662	$523,740

The following table sets forth the dollar amount of all loans at December 31, 2014 that are due after December 31, 2015 that have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs. Real estate loans include residential and commercial real estate loans and home equity loans.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans	$47,305	$353,461	$400,766
Construction	4,495	17,454	21,949
Commercial	21,749	4,206	25,955
Consumer	2,468	47	2,515
Total loans	$76,017	$375,168	$451,185

Investment Securities. The investment securities portfolio consists primarily of tax-exempt industrial revenue bonds, collateralized mortgage obligations and marketable equity securities. Total investment securities decreased $15.0 million, or 30.6%, from $49.2 million at December 31, 2013 to $34.2 million at December 31, 2014. The $15.0 million decrease was primarily due to maturities in certificates of deposit of $8.4 million, maturities of U.S. Treasury securities of $5.0 million, paydowns of tax-exempt industrial revenue bonds of $1.2 million, and paydowns of collateralized mortgage obligations of $242,000.

The amortized cost of available-for-sale securities decreased $153,000, or 29.3%, from $522,000 at December 31, 2013 to $369,000 at December 31, 2014, due to the sale of 10,000 shares of common stock issued by one company in the financial industry with a realized gain of $34,000. The fair value of available-for-sale securities decreased $188,000, or 31.2%, from $602,000 at December 31, 2013 to $414,000 at December 31, 2014 due to the sale of the 10,000 shares. At December 31, 2014, available-for-sale securities had a net unrealized gain of $45,000.

Total investment securities decreased $11.0 million, or 18.2%, from $60.1 million at December 31, 2012 to $49.1 million at December 31, 2013. The decrease was primarily due to maturities of U.S. Treasury securities of $20.2 million, paydowns of tax-exempt industrial revenue bonds of $1.1 million, $16.2 million of maturities in certificates of deposit, and maturities of collateralized mortgage obligations of $535,000. These decreases were partially offset by purchases of U.S. Treasury securities and certificates of deposit of $11.5 million and $15.5 million, respectively.

The amortized cost of available-for-sale securities decreased $59,000, or 10.2%, from $581,000 at December 31, 2012 to $522,000 at December 31, 2013, due to the sale of 6,000 shares of common stock issued by one company in the financial industry with a realized gain of $37,000. The fair value of available-for-sale securities decreased $19,000, or 3.1%, from $621,000 at December 31, 2012 to $602,000 at December 31, 2013 due to the sale of the 6,000 shares. At December 31,2013, available-for-sale securities had a net unrealized gain of $80,000.

During 2012, the Company recorded an OTTI charge of $37,000 relating to three securities issued by one company in the financial industry. There were no sales of available-for-sale securities during 2012.

At December 31, 2014 and 2013, there were no investments in a single company or entity (other than the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth, at the dates indicated, information regarding the amortized cost and market values of the Company's investment securities.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities ¹	$369	$414	$522	$602	$581	$621
Total available-for-sale securities	$369	$414	$522	$602	$581	$621
Held-to-maturity securities
U.S. Treasury securities	$—	$—	$5,000	$5,000	$13,691	$13,693
Corporate and industrial revenue bonds	33,344	33,811	34,588	35,269	35,656	43,137
Certificates of deposit	—	—	8,373	8,388	9,041	9,045
Collateralized mortgage obligations	403	418	645	681	1,180	1,233
Total held-to-maturity securities:	$33,747	$34,229	$48,606	$49,338	$59,568	$67,108
Total investment securities	$34,116	$34,643	$49,128	$49,940	$60,149	$67,729

¹ Does not include investments in restricted stock consisting of FHLB stock of $3.9 million at December 31, 2014 and 2013 and $4.3 million at December 31, 2012. Investment in Banker's Bank Northeast stock of $183,000 at December 31, 2014, 2013, and 2012 is included.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2014.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Held-to-maturity securities
Industrial revenue bonds	$—	—	$7,883	4.25%	$—	—%	$25,461	4.10%	$33,344	4.14%
Collateralized mortgage obligations	—	—	403	0.22%	—	—%	—	—	403	0.22%
Total held-to-maturity securities	$—	—%	$8,286	4.47%	$—	4.47%	$25,461	4.10%	$33,747	4.19%

Restricted Equity Securities. At December 31, 2014 and 2013, the Company held $3.9 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2014. The Company will continue to monitor its investment in FHLB stock. For additional information regarding our FHLB stock, see Note 3 to the notes to the consolidated financial statements. At December 31, 2014 and 2013, the Company held $183,000 of Banker's Bank Northeast stock. The stock is restricted and carried at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to par value.

Deposits. Our primary source of funds are deposits, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2014, 2013 and 2012, we did not use brokered deposits as a source of funding.

Total deposits increased $33.8 million, or 7.5%, from $449.8 million at December 31, 2013 to $483.6 million at December 31, 2014. Core deposits, defined as savings accounts, money market accounts, demand deposit accounts and NOW accounts, increased $19.4 million, or 6.6%, from $292.5 million at December 31, 2013 to $311.9 million at December 31, 2014. Money market accounts increased $10.0 million, or 9.0%, to $121.1 million, demand deposits increased $7.1 million, or 7.8%, to $97.9 million, savings accounts increased $1.0 million, or 1.9%, to $50.7 million, and NOW accounts increased $1.4 million, or 3.4%, to $42.2 million. Certificates of deposit increased $14.4 million, or 9.2%, from $157.2 million at December 31, 2013 to $171.6 million at December 31, 2014. The increase in certificates of deposit was the result of management's focus to replace maturing high cost accounts with lower cost accounts by offering promotional rates which are lower than the accounts scheduled to reprice. Demand accounts increased due to increases in commercial accounts as well as an increase in low cost relationship focused transaction and savings accounts.

     At December 31, 2013, deposits increased $16.4 million, or 3.5%, to $449.8 million from $466.2 million at December 31, 2012. The increase was primarily due to increases in NOW accounts of $4.1 million, or 11.1%, demand accounts of $15.5 million, or 20.5% and savings accounts of $873,000, or 1.8%. These increases were partially offset by decreases in certificates of deposit of $20.2 million, or 11.4% and money market accounts of $16.6 million, or 13.0%. The decrease in certificates of deposits was mainly attributed to the strategic run-off of high cost accounts as a result of management’s focus to lower the cost of deposits and allow higher cost, short-term time deposits to mature without renewals. Demand accounts increased due to increases in municipal and commercial accounts as well as an increase in low cost relationship focused transaction and savings accounts.

The following table sets forth the distribution of the Company's deposit accounts as of the dates indicated.

	December 31,
	2014	2013	2012
	(In Thousands)
Demand deposits	$97,922	$90,869	$75,407
NOW accounts	42,177	40,774	36,711
Savings accounts	50,716	49,755	48,882
Money market deposit accounts	121,106	111,126	127,730
Certificates of deposit	171,637	157,242	177,447
Total deposits	$483,558	$449,766	$466,177

The following table sets forth certificates of deposit of the Company classified by interest rate as of the dates indicated:

	December 31,
	2014	2013	2012
Interest rate	(In Thousands)
Less than 1.0%	$43,091	$66,675	$64,651
1.00% to 1.99%	96,362	32,466	29,669
2.00% to 2.99%	19,876	29,669	38,082
3.00% to 3.99%	12,308	28,432	35,183
4.00% to 4.99%	—	—	9,862
Total certificates of deposit	$171,637	$157,242	$177,447

The following table sets forth maturities of certificates of deposit by year of maturity and interest rate as of December 31, 2014:

	2015	2016	2017	2018	2019	Total
Interest rate	(In Thousands)
Less than 1.0%	$37,547	$4,657	$882	$5	$—	$43,091
1.00% to 1.99%	43,661	21,754	11,400	12,719	6,828	96,362
2.00% to 2.99%	10,514	8,098	—	1,264	—	$19,876
3.00% to 3.99%	12,308	—	—	—	—	12,308
Total certificates of deposit	$104,030	$34,509	$12,282	$13,988	$6,828	$171,637

As of December 31, 2014, the aggregate amount of outstanding certificates of deposits in amounts greater than or equal to $100,000 was $88.2 million, or 51.4%, of total certificates of deposits. The following table sets forth the maturity of those certificates of deposits as of December 31, 2014:

		Weighted Average
Maturity Period	Amount	Rate
	(Dollars in Thousands)
Three months or less	$9,040	0.89%
Over three months through six months	18,267	0.99%
Over six months through 12 months	26,636	1.83%
Over 12 months	34,270	1.41%
Total certificates of deposit greater than or equal to $100,000:	$88,213	1.40%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$67,039	$44,992	$58,308
Securities sold under agreements to repurchase	—	15,312	12,982
Average advances outstanding during the year:
FHLB advances	$57,182	$29,202	$46,907
Securities sold under agreements to repurchase	—	7,243	9,027
Weighted average interest rate during the year:
FHLB advances	1.59%	2.41%	2.56%
Securities sold under agreements to repurchase	—%	0.12%	0.14%
Balance outstanding at end of year:
FHLB advances	$67,039	$44,992	$33,332
Securities sold under agreements to repurchase	—	—	—
Weighted average interest rate at end of year:
FHLB advances	1.43%	1.93%	2.39%
Securities sold under agreements to repurchase	—%	—%	0.12%

FHLB advances increased $22.0 million, or 49.0%, to $67.0 million at December 31, 2014 from $45.0 million at December 31, 2013. The increase was due to long-term advances of $33.0 million to fund loan growth and minimize interest rate risk, partially offset by paydowns of long-term advances of $11.0 million.

FHLB advances increased $11.7 million, or 35.0%, to $45.0 million at December 31, 2013 from $33.3 million at December 31, 2012. The increase was due to long-term advances of $21.0 million to fund loan growth and minimize interest rate risk, partially offset by pay downs of long-term advances of $9.3 million.

At December 31, 2013, securities sold under agreements to repurchase decreased to zero from $9.8 million at December 31, 2012. At December 31, 2014, securities sold under agreements to repurchase were zero and all agreements were terminated in October of 2013.

At December 31, 2014, the Company had an Ideal Way Line of Credit with the FHLB of $2.0 million and the ability to borrow a total of $44.5 million with the Federal Reserve Bank of Boston’s discount window. In addition, we had the ability to borrow a total of $4.0 million from Banker’s Bank Northeast. As of December 31, 2014, the Company did not utilize any of these contingency funding sources.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2014, 2013 and 2012.  The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from non-accruing loans.

	Average Balance, Interest and Yield/Rate Analysis
	December 31,
	2014			2013			2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Investments (1)	$42,005	$2,607	6.21%	$64,405	$2,754	4.28%	$68,257	$2,721	3.99%
Loans:
Residential real estate loans	115,791	4,483	3.87%	115,402	4,717	4.09%	123,102	5,547	4.51%
Home equity loans	32,470	1,124	3.46%	31,840	1,151	3.61%	30,744	1,191	3.87%
Commercial real estate loans	223,988	10,635	4.75%	187,751	9,840	5.24%	179,564	10,122	5.64%
Residential construction loans	7,477	299	4.00%	4,778	198	4.14%	5,208	226	4.34%
Commercial construction loans	42,550	1,762	4.14%	34,824	1,574	4.52%	38,089	1,874	4.92%
Consumer loans	2,497	160	6.41%	2,376	156	6.57%	2,553	172	6.74%
Commercial and industrial loans	81,789	3,261	3.99%	87,190	3,688	4.23%	81,566	3,518	4.31%
Loans, net (2)	506,562	21,724	4.29%	464,161	21,324	4.59%	460,826	22,649	4.91%
Other	17,602	41	0.23%	21,069	55	0.26%	29,664	64	0.22%
Total interest-earning assets	566,169	24,372	4.30%	549,635	24,133	4.39%	558,747	25,434	4.55%
Noninterest-earning assets	42,037			41,307			44,665
Less: Allowance for loan losses	(4,685)			(4,362)			(4,501)
Total assets	$603,521			$586,580			$598,911
Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$113,205	$339	0.30%	$120,405	$378	0.31%	$109,168	$358	0.33%
Savings accounts (3)	50,341	52	0.10%	49,851	52	0.10%	48,679	51	0.10%
NOW accounts	41,761	322	0.77%	39,435	371	0.94%	31,401	322	1.03%
Certificates of deposit	157,564	2,060	1.31%	170,195	2,834	1.67%	196,491	3,681	1.87%
Total interest-bearing deposits	362,871	2,773	0.76%	379,886	3,635	0.96%	385,739	4,412	1.14%
Total interest-bearing borrowings:
FHLB advances	57,182	910	1.59%	29,202	705	2.41%	46,907	1,202	2.56%
Securities sold under agreement to repurchase	—	—	—	7,243	9	0.12%	9,027	13	0.14%
Total interest-bearing borrowings	57,182	910	1.59%	36,445	714	1.96%	55,934	1,215	2.17%
Total interest-bearing liabilities:	420,053	3,683	0.88%	416,331	4,349	1.04%	441,673	5,627	1.27%
Demand deposits	92,347			77,949			66,840
Other noninterest-bearing liabilities	546			887			464
Total liabilities	512,946			495,167			508,977
Total stockholders' equity	90,575			91,413			89,934
Total liabilities and stockholders' equity	$603,521			$586,580			$598,911
Net interest-earning assets	$146,116			$133,304			$117,074

Net interest income (fully-taxable equivalent)		20,689			19,784			19,807
Less: tax equivalent adjustment (1)		(1,018)			(1,064)			(1,037)
Net interest income		$19,671			$18,720			$18,770
Net interest rate spread (fully-taxable equivalent) (4)			3.42%			3.35%			3.28%
Net interest margin (fully-taxable equivalent) (5)			3.65%			3.60%			3.54%
Ratio of interest-earning assets
to interest-bearing liabilities			134.79%			132.02%			126.51%

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%.
The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale and the allowance for loan losses and includes nonperforming loans.
(3)	Savings accounts include mortgagors' escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities
(5)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Year Ended December 31, 2014 Compared to December 31, 2013			Year Ended December 31, 2013 Compared to December 31, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$(1,146)	$999	$(147)	$(159)	$192	$33
Loans:
Residential real estate	16	(250)	(234)	(407)	(491)	(898)
Home equity	23	(50)	(27)	42	(80)	(38)
Commercial real estate	1,779	(984)	795	396	(611)	(215)
Residential construction	108	(7)	101	(18)	(10)	(28)
Commercial construction	328	(140)	188	(154)	(146)	(300)
Consumer	8	(4)	4	(10)	(6)	(16)
Commercial and industrial	(221)	(206)	(427)	239	(69)	170
Total loans	2,041	(1,641)	400	88	(1,413)	(1,325)
Other	(8)	(6)	(14)	(21)	12	(9)
Total interest-earning assets	$887	$(648)	$239	$(92)	$(1,209)	$(1,301)

Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$(23)	$(16)	$(39)	$36	$(16)	$20
Savings accounts (1)	—	—	—	1	—	1
NOW accounts	21	(70)	(49)	77	(28)	49
Certificates of deposit	(198)	(576)	(774)	(463)	(384)	(847)
Total interest-bearing deposits	(200)	(662)	(862)	(349)	(428)	(777)
FHLB advances	511	(306)	205	(431)	(66)	(497)
Securities sold under agreement
to repurchase	(4)	(5)	(9)	(2)	(2)	(4)
Total interest-bearing borrowings	507	(311)	196	(433)	(68)	(501)
Total interest-bearing liabilities	307	(973)	(666)	(782)	(496)	(1,278)
Increase in net interest income	$580	$325	$905	$690	$(713)	$(23)

 (1)   Includes interest on mortgagors' escrow deposits.
Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

Net Loss. The Company reported a net loss of $578,000, or $0.12 basic loss per share, for the year ended December 31, 2014, compared to net income of $2.6 million, or $0.51 basic earnings per share, for the year ended December 31, 2013. The net loss reported for the year ended December 31, 2014 was due to the increase in the provision for loan losses of $4.8 million, or 1,140.2%, resulting primarily from charge-offs taken in three loan relationships, the increase in non-interest expense of $745,000, or 4.1%, a decrease in non-interest income of $283,000, or 9.1%, partially offset by the increase in net interest income of $951,000, or 5.1%, and the decrease in income tax expense of $1.8 million, or 260.8%. The tax benefit was the result of a change in the effective tax rate of 21.2% for the year ended December 31, 2013 to 65.7% for the year ended December 31, 2014, due to the net loss reported as well as the benefit of the tax-exempt investment income.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was a increase in tax equivalent net interest income for the year ended December 31, 2014 of $905,000, or 4.6%, to $20.7 million, for the same period in 2013. Based on the methodology used in the Rate/Volume Analysis table, the increase in the volume of interest-earning assets increased interest and dividend income $887,000. The decrease in the volume of interest bearing deposits, specially certificates of deposits, decreased interest expense $200,000. The increase in the volume of interest-bearing borrowings increased interest expense $511,000. The changes in volume had the effect of increasing net interest income $580,000. The changes in the rates of interest-bearing liabilities decreased interest expense $973,000, partially offset by changes in the rates of interest-earning assets which decreased interest income $648,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income $325,000. Net interest margin, on a tax equivalent basis, increased from 3.60% for the year ended December 31, 2013 to 3.65% for the year ended December 31, 2014.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, increased $239,000, or 1.0%, to $24.4 million for the year ended December 31, 2014 compared to $24.1 million for the year ended December 31, 2013, largely reflecting the increase in income from loans of $400,000, or 1.9%, partially offset by the decrease in income, on a tax equivalent basis, from investments of $147,000, or 5.3%. Average interest-earning assets totaled $566.2 million for the year ended December 31, 2014 compared to $549.6 million for the same period 2013, representing an decrease of $16.5 million, or 3.0%. Average loans increased $42.4 million, or 9.1%, primarily due to commercial real estate lending, partially offset by the decrease in commercial and industrial loan activity. Average investment securities decreased $22.4 million, or 34.8%, primarily due to maturities of U.S. Treasury securities and certificates of deposit and pay downs of collateralized mortgage obligations and tax-exempt industrial revenue bonds. The tax equivalent yield on interest-earning assets decreased 3 basis points to 4.30% for the year ended December 31, 2014 from 4.39% for the year ended December 31, 2013, largely attributable to lower market rates of interest in 2014 and the increase in nonperforming loans.

Interest Expense. Total interest expense decreased $666,000, or 15.3%, to $3.7 million for the year ended December 31, 2014 from $4.3 million for the year ended December 31, 2013. The decrease in interest expense was primarily due to the decrease in interest rates. Average interest-bearing liabilities totaled $420.1 million for the year ended December 31, 2014, representing an increase of $3.7 million, or 0.9%, from $416.3 million for the same period in 2013, primarily due to the decrease in average interest-bearing deposits of $17.0 million, or 4.5%, and an increase in average interest-bearing borrowings of $20.7 million, or 56.9%. The rate paid on interest-bearing liabilities decreased 16 basis points to 0.88% for the year ended December 31, 2014 from 1.04% in 2013, reflecting the lower interest rate environment.

Provision for Loan Losses. The provision for loan losses increased $4.8 million, or 1,140.2%, from $425,000, for the year ended December 31, 2013 to $5.3 million for the year ended December 31, 2014, due to charge-offs taken in three relationships. Charge-offs for the years ended December 31, 2014 and 2013 were $5.1 million and $493,000, respectively, partially offset by recoveries of $181,000 and $300,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

The allowance for loan losses of $4.9 million at December 31, 2014 represented 0.94% of total loans, as compared to an allowance for loan losses of $4.6 million, representing 0.94% of total loans at December 31, 2013. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income. Non-interest income decreased $283,000, or 9.1%, from $3.1 million for the year ended December 31, 2013 to $2.8 million for the year ended December 31, 2014. The decrease in non-interest income was due to the $425,000, or 68.3%, decrease in income from net loan sales and servicing, partially offset by the $142,000, or 6.4%, increase in income from customer service fees and commissions, and a $33,000, or 20.9%, decrease in net losses on the sale of OREO from $158,000 for the year ended December 31, 2013 to $125,000 for the year ended December 31, 2014.

Non-interest Expenses.  Non-interest expense increased $745,000, or 4.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Non-interest expense increased due to the increase of $339,000, or 218.7%, in foreclosure and loan collection related expenses, an increase of $291,000, or 44.6%, in professional fees, an increase of $146,000, or 11.7%, in data processing, an increase of $193,000, or 83.5%, in FDIC insurance expense, an increase of $27,000, or 3.9%, in furniture and equipment, an increase of $25,000, or 1.9%, in occupancy expense, and an increase of $3,000, or 0.1%, in other non-interest expense. These increases were partially offset by a decrease in salaries and benefits of $238,000, or 2.3%, a decrease of $31,000, or 10.7%, in stationery, supplies and postage, and a decrease of $10,000, or 1.7%, in advertising expense.

Income Taxes. Income tax expense decreased $1.8 million, or 260.8% from a tax expense of $687,000 for the year ended December 31, 2013 to a tax benefit of $1.1million for the year ended December 31, 2014. The tax benefit was the result of a change in the effective tax rate of 21.2%, for the year ended December 31, 2013 to 65.7%, for the year ended December 31, 2014, due to the net loss reported as well as the benefit of the tax-exempt investment income.

As of December 31, 2013, a valuation allowance of $54,000 was established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. The decrease in the valuation reserve in 2014 is due to an increase in expected future capital gains. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 10 for additional income tax disclosures.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

Net Income. The Company had net income of $2.6 million, or $0.51 basic earnings per share, for the year ended December 31, 2013 as compared to net income of $2.5 million, or $0.49 basic earnings per share, for the year ended December 31, 2012. The $88,000, or 3.6%, increase in net income for the year ended December 31, 2013 compared to the year ended December 31, 2012, was primarily due to the decrease in non-interest expense of $150,000, or 0.8%, a decrease in provision for loan losses of $17,000, or 3.8%, and an increase of $77,000, or 2.5%, in non-interest income partially offset by a decrease of $50,000, or 0.3%, in net interest income and a $106,000, or 18.2%, increase in income tax expense.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was a decrease in tax equivalent net interest income for the year ended December 31, 2013 of $23,000, or 0.1%, to $19.8 million compared to the same period in 2012. The decrease in the volume of interest-earning assets decreased interest and dividend income $92,000. The increase in the volume of interest bearing deposits, especially, money market accounts, NOW accounts and savings accounts increased interest expense $114,000, partially offset by the decrease in the volume of certificates of deposit which decreased interest expense $463,000, for an overall decrease of $349,000. In addition, the volume of interest-bearing borrowings decreased interest expense $433,000. The changes in volume had the effect of increasing net interest income $690,000. The changes in the rates of interest-earning assets decreased interest income $1.2 million, partially offset by changes in the rates of interest-bearing liabilities which decreased interest expense $496,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of decreasing net interest income $713,000. Net interest margin, on a tax equivalent basis, increased from 3.54% for the year ended December 31, 2012 to 3.60% for the year ended December 31, 2013.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, decreased $1.3 million, or 5.1%, to $24.1 million for the year ended December 31, 2013 compared to $25.4 million for the year ended December 31, 2012, largely reflecting the decrease in income from loans. Average interest-earning assets totaled $549.6 million for the year ended December 31, 2013 compared to $558.7 million for the same period 2012, representing a decrease of $9.1 million, or 1.6%. Average loans increased $3.3 million, or 0.7%, primarily due to commercial lending and partially offset by the sale of low-coupon fixed rate residential real estate loans originated in 2013 to the secondary market. Average investment securities decreased $3.9 million, or 5.6%, primarily due to maturities of U.S. Treasury securities and certificates of deposit and pay downs of collateralized mortgage obligations and tax-exempt industrial revenue bonds. The tax equivalent yield on interest-earning assets decreased 16 basis points to 4.39% for the year ended December 31, 2013 from 4.55% for the year ended December 31, 2012, largely attributable to lower market rates of interest for 2013.

Interest Expense. Total interest expense decreased $1.3 million, or 22.7%, to $4.3 million for the year ended December 31, 2013 from $5.6 million for the year ended December 31, 2012. The decrease was primarily due to the decrease in deposit interest rates to manage interest rate risk, as well as decreased market rates of interest. Average interest-bearing liabilities totaled $416.3 million for the year ended December 31, 2013, representing a decrease of $25.3 million, or 5.7%, from $441.7 million for the same period in 2012, primarily due to the decrease in average interest-bearing deposits of $5.9 million, or 1.5%, and a decrease in average in terest-bearing borrowings of $19.5 million, or 34.8%. The rate paid on interest-bearing liabilities decreased 23 basis points to 1.04% for the year ended December 31, 2013 from 1.27% in 2012, reflecting the lower interest rate environment.

Provision for Loan Losses. For the year ended December 31, 2013, the provision for loan losses decreased $17,000, or 3.8%, to $425,000 from $442,000 for the same period in 2012. Charge-offs for years ended December 31, 2013 and 2012 were $493,000 and $678,000, respectively, partially offset by recoveries of $300,000 and $24,000 for the year ended December 31, 2013 and December 31, 2012, respectively.

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

Non-interest Income. Non-interest income increased $77,000, or 2.5%, to $3.1 million for the year ended December 31, 2013. Income from customer service charges, fees and commissions decreased $18,000, or 0.8%, income from bank owned life insurance decreased $14,000, or 3.7%, and income from net loan sales and servicing decreased $45,000, or 6.7%. These decreases were partially offset by the decrease on the loss on sale of OREO of $91,000, or 36.5%.

Non-interest Expenses. Non-interest expense decreased $150,000, or 0.8%, from $18.3 million for the year ended December 31, 2012 to $18.2 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in salaries and employee benefits of $264,000, or 2.5%. The decrease in salaries and employee benefits was directly attributed to the decrease in the expense related to the 2007 Equity Incentive Plan. The restricted stock awards and stock options granted in 2007 were fully expensed on July 27, 2012. FDIC insurance expense decreased $126,000, or 35.3%, stationery, supplies and postage decreased $46,000, or 13.6%, advertising expense decreased $21,000, or 3.5%, furniture and equipment expense decreased $29,000, or 4.0%, and other non-interest expense decreased $115,000, or 4.3%. These decreases were partially offset by an increase in occupancy expense of $63,000, or 5.0%, an increase in data processing of $125,000, or 11.2%, and an increase in professional fees of $102,000, or 18.5%.

Income Taxes. Income tax expense increased $106,000, or 18.2% from $581,000 for the year ended December 31, 2012 to $687,000 for the year ended December 31, 2013 mainly due to the increase in income before income taxes of $194,000, or 6.4%, which resulted in an increase in current tax expense of $465,000, and a decrease of $13,000 in the valuation reserve. As of December 31, 2013, a valuation allowance of $54,000 was established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. The decrease in the valuation reserve is due to an increase in expected future capital gains. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 10 for additional income tax disclosures.

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

	For the Years Ended December 31,
	2014		2013		2012
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$1,589	3.78%	$1,690	2.62%	$1,684	2.47%
Tax equivalent adjustment (1)	1,018		1,064		1,037
Investment securities (tax equivalent basis)	$2,607	6.21%	$2,754	4.28%	$2,721	3.99%

Net interest income (non-tax adjustment)	$19,671		$18,720		$18,770
Tax equivalent adjustment (1)	1,018		1,064		1,037
Net interest income (tax equivalent basis)	$20,689		$19,784		$19,807

Interest rate spread (no tax adjustment)		3.25%		3.16%		3.10%
Net interest margin (no tax adjustment)		3.47%		3.41%		3.36%

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

For the year ended December 31, 2014, net charge offs were primarily due to three commercial relationships.  The Company recorded a $1.5 million charge off on a $4.7 million commercial developer condo loan, a charge off of $568,000 on a $3.4 million commercial relationship in the process of foreclosure and an additional charge off of $2.4 million on a $4.5 million commercial relationship suspected of fraud.  Management has completed its investigation into the potential fraudulent activities on the part of a commercial borrower.  As a result, during the year ended December 31, 2014, the Company increased its provision for loan losses by approximately $2.4 million and reduced the value of the borrower's loans by $2.4 million.  During the year ended December 31, 2014, management liquidated the collateral securing these loans and applied the proceeds to the remaining net loan balance and transferred one of the commercial properties to OREO. To the extent this litigation is settled or resolved the Company cannot predict whether or to what extent a recovery may occur.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When property is acquired and placed in OREO, it is recorded at the fair value, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2014 and 2013, the Company had $1.1 million and $407,000 classified as OREO, respectively.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2014	2013	2012	2011	2010
		(Dollars in Thousands)
Nonaccrual loans
Residential real estate	$4,308	$2,415	$2,587	$2,222	$3,329
Residential construction	—	—	331	—	316
Commercial real estate	3,000	3,362	902	798	2,158
Commercial construction	2,396	—	—	—	—
Commercial	1,196	806	47	1,306	391
Home equity	261	243	96	306	204
Consumer	32	8	24	79	72
Total nonaccrual loans	11,193	6,834	3,987	4,711	6,470
Other real estate owned	1,050	407	572	913	286
Total nonperforming assets	$12,243	$7,241	$4,559	$5,624	$6,756

Total nonperforming loans as a percentage of total loans (1)	2.14%	1.40%	0.85%	1.05%	1.49%
Total nonperforming assets as a percentage of total assets (2)	1.92%	1.23%	0.76%	0.91%	1.18%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. The Company had two troubled debt restructured loans included in nonperforming loans of $2.1 million at December 31, 2014. These TDRs were modified during the year ended December 31, 2014.

As of December 31, 2014, the following loan classes were not accruing interest: there were 36 residential real estate loans, with total principal balances of $4.3 million and total collateral values of $5.3 million, 10 commercial real estate loans, with total principal balances of $3.0 million and total collateral values of $3.1 million; there were 29 commercial and industrial loans, with total principal balances of $1.2 million and total collateral values of $1.4 million; there were three commercial construction loans with total principal balances of $2.4 million and total collateral values of $4.0 million; there were three consumer loans, with principal balances of $32,000 and there were eight home equity loans, with principal balances of $261,000 and total collateral values of $402,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2014, the Company’s total nonperforming loans as a percentage of total loans of 2.14% was above the peer average of 1.24%. This statistical data was obtained from the December 31, 2014 UBPR Peer Group Average Report and included average data for 865 insured savings banks.

As of December 31, 2013, the following loan classes were not accruing interest: there were 17 residential real estate loans, with total principal balances of $2.4 million and total collateral values of $2.6 million, seven commercial real estate loans, with total principal balances of $3.4 million and total collateral values of $2.4 million; there were 24 commercial and industrial loans, with total principal balances of $806,000 and total collateral values of $1.3 million; there were seven consumer loans, with principal balances of $8,000 and there were four home equity loans, with principal balances of $243,000 and total collateral values of $432,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2013, he Company’s total nonperforming loans as a percentage of total loans of 1.40% was below the peer average of 1.59%. This statistical data was obtained from the December 31, 2013 UBPR Peer Group Average Report and included average data for 933 insured savings banks.

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

Interest income that would have been recorded for the years ended December 31, 2014, 2013 and 2012 had nonperforming loans and troubled debt restructurings been current according to their original terms amounted to $1.4 million, $527,000 and $92,000, respectively. Interest income recognized on impaired loans and troubled debt restructurings for the years ended December 31, 2014, 2013 and 2012 was $381,000, $542,000 and 423,000, respectively.

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2014	2013	2012
Classified loans	(Dollars in Thousands)
Special mention loans	$20,868	$14,228	$23,699
Substandard loans	14,513	19,082	11,801
Doubtful loans	—	—	47
Total classified loans	$35,381	$33,310	$35,547

At December 31, 2014, special mention loans consisted of $5.0 million in commercial and industrial loans, $5.8 million in commercial construction loans, and $10.0 million in commercial real estate loans. Substandard loans consisted of $2.9 million in commercial and industrial loans, $2.4 million in commercial constructions loans, $4.7 million in commercial real estate loans and $4.1 million in residential real estate loans and $381,000 in consumer and home equity loans . The increase in classified loans of $2.1 million was due to an increase of $6.6 million in special mention loans, partially offset by the $4.6 million decrease in substandard loans. At December 31, 2014, 80.5 % of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2014 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2013, special mention loans consisted of $4.1 million in commercial and industrial loans, $6.6 million in commercial construction loans, and $3.6 million in commercial real estate loans, Substandard loans consisted of $5.0 million in commercial and industrial loans, $3.9 million in commercial constructions loans, $7.5 million in commercial real estate loans and $2.4 million in residential real estate loans and $301,000 in consumer and home equity loans. The decrease in classified loans was due to an decrease in additions of special mention loan partially offset by the increase in additions to substandard loans. At December 31, 2013, 78.2% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2013 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2014, our allowance for loan losses represented 0.94% of total loans and 44.02% of nonperforming loans. The allowance for loan losses increased $331,000, or 7.2%, from $4.6 million at December 31, 2013 to $4.9 million at December 31, 2014, due to a provision for loan losses of $5.3 million, partially offset by net charge-offs of $4.9 million, or 0.98%, of total average loans. The provision for loan losses increased $4.8 million from $425,000 for the year ended December 31, 2013 to $5.3 million for the year ended December 31, 2014. Net charge-offs increased $4.7 million from $193,000, or 0.04% of total average loans, for the same period in December 31, 2013. The increases in the provision for loan losses and net charge-offs were primarily related to three loan relationships (see "Analysis of Nonperforming and Classified Assets"). Nonperforming loans increased $4.4 million, or 63.7%, from $6.8 million, or 1.40% of total loans, at December 31, 2013 to $11.2 million, or 2.14% of total loans, at December 31, 2014.

The provision for loan losses in the year ended December 31, 2014 reflects management’s assessment of several factors. In particular, nonaccrual loans increased $4.4 million to $11.2 million at December 31, 2014 from $6.8 million at December 31, 2013.

At December 31, 2013, our allowance for loan losses represented 0.94% of total loans and 67.5% of nonperforming loans. The allowance for loan losses increased $232,000, or 5.3% from $4.4 million at December 31, 2012 to $4.6 million at December 31, 2013, due to a provision for loan losses of $425,000, partially offset by net charge-offs of $193,000, or 0.4% of total average loans. Net charge-offs decreased $461,000, or 70.5%, from $654,000, or 0.14% of total average loans, from the same period in 2012. In the fourth quarter of 2013, a recovery of $235,000 on a previous charge-off was recognized.

At December 31, 2012, our allowance for loan losses represented 0.93% of total loans and 109.46% of nonperforming loans. The allowance for loan losses decreased slightly from $4.6 million at December 31, 2011 to $4.4 million at December 31, 2012, due to a provision for loan losses of $442,000, partially offset by net charge-offs of $654,000. The provision for loan losses in the year ended December 31, 2012 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $700,000 from $4.7 million at December 31, 2011 to $4.0 million at December 31, 2012. Also, net charge-offs decreased $43,000 from Dec ember 31, 2011. In addition, management assessed the continued growth of the loan portfolio, particularly the increases in commercial real estate loans, construction loans and commercial business loans, as well as the weakening of the local and national economy.

The following table sets forth the Company's percent of allowance for loan losses by category to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Real estate includes residential, commercial and home equity loans.

	For Years Ended December 31,
	2014			2013			2012
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
Allowance for loan losses:	(Dollars in Thousands)
Real estate	$3,338	67.8%	77.0%	$2,922	63.6%	72.7%	$2,626	60.2%	72.9%
Construction	675	13.7%	8.4%	529	11.5%	9.2%	595	13.6%	8.5%
Commercial and industrial	879	17.8%	14.1%	1,110	24.2%	17.7%	1,099	25.2%	18.0%
Consumer	35	0.7%	0.5%	35	0.7%	0.4%	44	1.0%	0.6%
Unallocated	—	—	—	—	—	—	—	—	—
Total:	$4,927	100.0%	100.0%	$4,596	100.0%	100.0%	$4,364	100.0%	100.0%

	For Years Ended December 31,
	2011			2010
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
Allowance for loan losses:	(Dollars in Thousands)
Real estate	$2,571	56.2%	73.3%	$2,424	54.7%	74.9%
Construction	615	13.4%	8.3%	550	12.4%	7.6%
Commercial and industrial	1,343	29.4%	17.8%	1,429	32.3%	16.8%
Consumer	47	1.0%	0.6%	28	0.6%	0.7%
Unallocated	—	—	—	—	—	—
Total:	$4,576	100.0%	100.0%	$4,431	100.0%	100.0%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$4,596	$4,364	$4,576	$4,431	$4,077
Charged-off loans:
Residential real estate	(303)	(183)	(98)	(87)	(118)
Residential construction	—	(62)	—	(76)	(107)
Commercial real estate	(975)	(68)	(65)	(164)	(332)
Commercial construction	(1,539)	—	—	—	—
Commercial and industrial	(2,181)	(117)	(406)	(317)	(266)
Home equity	(66)	(10)	(35)	(6)	—
Consumer	(57)	(53)	(74)	(65)	(109)
Total charged-off loans	(5,121)	(493)	(678)	(715)	(932)
Recoveries on loans previously charged-off:
Residential real estate	—	1	1	—	—
Residential construction	—	—	—	—	—
Commercial real estate	74	247	—	—	—
Commercial construction	—	—	—	—	—
Commercial and industrial	83	38	4	—	38
Home equity	23	—	—	—	—
Consumer	1	14	19	18	25
Total recoveries	181	300	24	18	63
Net loans charged-off	(4,940)	(193)	(654)	(697)	(869)
Provision for loan losses	5,271	425	442	842	1,223
Allowance for loan losses, end of period	$4,927	$4,596	$4,364	$4,576	$4,431

Net charge-offs to average loans outstanding	0.98%	0.04%	0.14%	0.16%	0.20%
Allowance for loan losses to total loans (1)	0.94%	0.94%	0.93%	1.02%	1.02%
Allowance for loan losses to nonperforming loans (2)	44.02%	67.25%	109.46%	97.13%	68.49%
Net charge-offs to allowance for loan losses	100.26%	4.20%	14.99%	15.23%	19.61%
Recoveries to charge-offs	3.53%	60.85%	3.54%	2.52%	6.76%

(1)	Total loans equals net loans plus the allowance for loan losses.

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

Net Interest Income Simulation Analysis. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk under seven primary different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100 and 200 basis points instantaneous increase in interest rates, 300 basis point increase over a 12-month horizon, and a 400 and 500 basis point increase over a 24-month time horizon and a decrease of 100 basis points, from current rates over the one year time period following the current consolidated financial statements.

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

The following table reflects changes in estimated net interest income for the Company at December 31, 2014 through December 31, 2015.

Changes In Interest Rates (Basis Points)	Net Interest Income	Dollar Change in Estimated Net Interest Income Over Twelve Months	Percentage Change in Estimated Net Interest Income Over Twelve Months
Flat Up 500 - 24 Months	$19,156	$(114)	(0.6)%
Up 400 - 24 Months	19,249	(21)	(0.1)%
Up 300 - instantaneous	19,451	181	0.9%
Up 200 - 12 months	19,249	(21)	(0.1)%
Up 100 - instantaneous	19,416	146	0.8%
Base	19,270	—	—%
Down 100 - 12 Months	19,064	(206)	(1.1)%

As indicated in the table above, a 100 basis point decrease in interest rates is estimated to decrease net interest income by 1.1%. A 100 and 300 basis point instantaneous increase in interest rates is projected to increase net interest income by 0.8% and 0.9%, respectively. A 200 basis point gradual increase in interest rates over a 12 month period is projected to decrease net interest income by 0.1%. A 400 and flat 500 basis point increase in interest rates over a 24-month period is estimated to decrease net interest income by 0.1% and 0.6%, respectively, in the first 12 months.

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

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term investments primarily consist of U.S. Treasury and government agencies, which we use primarily for collateral for sweep accounts maintained by commercial customers. The balances of these investments fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

The Company's most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, total Bank cash and cash equivalents totaled $42.9 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $414,000 at December 31, 2014.

On December 31, 2014, we had $67.0 million of borrowings outstanding with the FHLB and we had the ability to borrow an additional $65.4 million based on the collateral pledged to the FHLB. The Company is able to pledge additional collateral to increase the availability of FHLB borrowings to 50% of its asset base. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $44.5 million at December 31, 2014. In addition, at December 31, 2014 we had the following contingency funding sources available: a $2.0 million available line of credit with the FHLB, and an unsecured line of credit of $4.0 million with Bankers Bank, N.E. In addition, we had $95.6 million, or 15.0% of total assets available from the brokered deposit market. During the year ended December 31, 2014, we did not utilize any of these three contingency funding sources. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2014, we had $35.4 million in loan commitments outstanding, which consisted of: $28.4 million in commercial loan commitments, $6.3 million of mortgage loan commitments, and $647,000 in home equity and consumer commitments; $17.2 million in unadvanced construction loan commitments; $79.1 million in unused lines of credit; and $904,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2014 totaled $104.0 million, or 60.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2014:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In Thousands)
Long-term debt	$67,039	$16,891	$29,302	$19,882	$964
Operating lease obligations	5,014	476	931	861	2,746
Other long-term liabilities reflected on the
Company's balance sheet under GAAP	—	—	—	—	—
Total	$72,053	$17,367	$30,233	$20,743	$3,710

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

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity decreased $4.1 million, or 4.4%, from $92.2 million, or 15.7% of total assets, at December 31, 2013 to $88.1 million, or 13.8% of total assets, at December 31, 2014. The Company's decrease in stockholders' equity of 4.4% was primarily as a result of the $578,000 net loss for the year ended December 31, 2014 and the $1.4 million cash dividend paid during the year ended December 31, 2014, partially offset by an increase of $303,000, or 8.5%, in stock-based compensation, and an increase of $296,000, or 9.0%, in additional paid-in-capital. In 2014, the Company repurchased 174,915 shares of the Company’s common stock at a cost of $2.9 million and an average per share price of $16.36 and released 9,700 shares to fund employee stock option exercises at an average price per share of $17.51.

The Company's book value per share decreased $0.25, or 1.5%, to $16.72 at December 31, 2014 compared to $16.97 at December 31, 2013. During 2014 and 2013, the Company repurchased approximately $2.9 million, or 174,915 shares, and $242,000, or 13,700 shares, of the Company's stock, respectively.

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

For the years ended December 31, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2014 Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)
Equity compensation plans
approved by security holders	653,898	$14.57	46,174

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	653,898	$14.57	46,174

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

1.      Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2014 and 2013
-	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
-	Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
-	Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3.      Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)
10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.3*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)
10.4*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)
10.5*	Form of Loan Agreement (1)
10.6*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)
10.7*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)
10.8*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (1)
10.9*	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (3)
10.10*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.11*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.12*	Change in Control Agreement between Guida R. Sajdak and Chicopee Savings Bank (4)
10.13*	First Amendment to Change in Control Employment Agreement between Guida R. Sajdak and Chicopee Savings Bank (6)
10.14*	Employment Agreement between Russell J. Omer and Chicopee Bancorp, Inc. (4)
10.15*	Employment Agreement between Russell J. Omer and Chicopee Savings Bank (4)
10.16*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (5)
10.17*	2012 Phantom Stock Unit Award and Long-Term Incentive Plan (7)
21.0	List of Subsidiaries
23.0	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
___________________________
	*	Management contract or compensatory plan, contract or agreement.
(1)
Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

	(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
	(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010.
	(5)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51996).
	(6)	Incorporated by reference to the Company's 8-K filed with the SEC on March 1, 2013.
	(7)	Incorporated by reference to the Company's 8-K filed with the SEC on March 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 12, 2015
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 12, 2015
William J. Wagner	and Chief Executive Officer
(principal executive officer)

/s/ Guida R. Sajdak	Senior Vice President, Chief	March 12, 2015
Guida R. Sajdak	Financial Officer and Treasurer
(principal financial and chief
accounting officer)
/s/ James P. Lynch	Director	March 12, 2015
James P. Lynch
/s/ William D. Masse	Director	March 12, 2015
William D. Masse
/s/ William J. Giokas	Director	March 12, 2015
William J. Giokas
/s/ Gregg F. Orlen	Director	March 12, 2015
Gregg F. Orlen
/s/ Judith T. Tremble	Director	March 12, 2015
Judith T. Tremble
/s/ Thomas J. Bardon	Director	March 12, 2015
Thomas J. Bardon
/s/ James H. Bugbee	Director	March 12, 2015
James H. Bugbee
/s/ Gary G. Fitzgerald	Director	March 12, 2015
Gary G. Fitzgerald
/s/ Paul C. Picknelly	Director	March 12, 2015
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2014, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We have also audited Chicopee Bancorp, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Chicopee Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with GAAP. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in COSO.

Berry Dunn McNeil & Parker, LLC
Portland, Maine

March 12, 2015

 CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS	(In Thousands, except share data)
Cash and due from banks	$8,794	$9,100
Federal funds sold	2,915	426
Interest-bearing deposits with the Federal Reserve Bank of Boston	38,060	9,389
Cash and cash equivalents	49,769	18,915

Available-for-sale securities, at fair value	414	602
Held-to-maturity securities, at cost (fair value $34,229 and $49,338 at December 31, 2014 and December 31, 2013, respectively)	33,747	48,606
Federal Home Loan Bank stock, at cost	3,914	3,914
Loans held for sale	—	70
Loans receivable, net of allowance for loan losses ($4,927 and $4,596 at December 31, 2014 and December 31, 2013, respectively)	519,757	485,619
Other real estate owned	1,050	407
Mortgage servicing rights	269	381
Bank owned life insurance	14,531	14,173
Premises and equipment, net	8,855	9,181
Accrued interest receivable	1,591	1,609
Deferred income tax asset	3,683	3,042
Other assets	1,642	1,208
Total assets	$639,222	$587,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$97,922	$90,869
NOW accounts	42,177	40,774
Savings accounts	50,716	49,755
Money market deposit accounts	121,106	111,126
Certificates of deposit	171,637	157,242
Total deposits	483,558	449,766

Federal Home Loan Bank advances	67,039	44,992
Accrued expenses and other liabilities	491	739
Total liabilities	551,088	495,497

Commitments and contingencies (Notes 10,11,12,13,15,16,17 and 20)
Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,270,670 and 5,435,885 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	72,479	72,479
Treasury stock, at cost, 2,168,698 and 2,003,483 shares at December 31, 2014 and December 31, 2013, respectively	(29,119)	(26,435)
Additional paid-in capital	3,595	3,299
Unearned compensation (restricted stock awards)	(7)	(12)
Unearned compensation (Employee Stock Ownership Plan)	(3,273)	(3,571)
Retained earnings	44,430	46,418
Accumulated other comprehensive income	29	52
Total stockholders' equity	88,134	92,230
Total liabilities and stockholders' equity	$639,222	$587,727

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In Thousands, except share data)
Interest and dividend income:
Loans, including fees	$21,724	$21,324	$22,649
Interest and dividends on securities	1,589	1,690	1,684
Other interest-earning assets	41	55	64
Total interest and dividend income	23,354	23,069	24,397

Interest expense:
Deposits	2,773	3,635	4,412
Securities sold under agreements to repurchase	—	9	13
Other borrowed funds	910	705	1,202
Total interest expense	3,683	4,349	5,627

Net interest income	19,671	18,720	18,770
Provision for loan losses	5,271	425	442
Net interest income after provision for loan losses	14,400	18,295	18,328

Non-interest income:
Service charges, fee and commissions	2,352	2,210	2,228
Loan sales and servicing, net	197	622	667
Net gain on sales of available-for-sale securities	34	37	—
Loss on sale of other real estate owned	(125)	(158)	(249)
Other than temporary impairment charge	—	—	(37)
Income from bank owned life insurance	359	366	380
Other non-interest income	—	23	34
Total non-interest income	2,817	3,100	3,023

Non-interest expenses:
Salaries and employee benefits	9,927	10,165	10,429
Occupancy expenses	1,357	1,332	1,269
Furniture and equipment	726	699	728
FDIC insurance assessment	424	231	357
Data processing	1,390	1,244	1,119
Professional fees	943	652	550
Advertising	563	573	594
Foreclosure expense	494	155	224
Stationery, supplies and postage	260	291	337
Other non-interest expense	2,816	2,813	2,698
Total non-interest expenses	18,900	18,155	18,305

Income (loss) before income tax expense (benefit)	(1,683)	3,240	3,046
Income tax expense (benefit)	(1,105)	687	581
Net income (loss)	$(578)	$2,553	$2,465

Earnings (loss) per share:
Basic (loss) earnings per share	$(0.12)	$0.51	$0.49
Diluted (loss) earnings per share	$(0.12)	$0.50	$0.48

Basic weighted average number of common shares outstanding	5,020,140	5,037,783	5,072,875
Diluted weighted average number of common shares outstanding	5,090,723	5,129,527	5,088,734

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Net income (loss)	$(578)	$2,553	$2,465
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net unrealized holding gains (losses) arising during period	(1)	77	8
Other than temporary impairment charge realized in income (1)	—	—	37
Reclassification adjustment for gains realized in net income (1)	(34)	(37)	—
Tax effect	12	(14)	(16)
Total other comprehensive income (loss), net of tax	(23)	26	29
Total comprehensive income (loss)	$(601)	$2,579	$2,494

(1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities and other than temporary impairment charge.

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2014, 2013, and 2012

(In Thousands, except number of shares)	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (Equity Incentive Plan)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2011	$72,479	$(22,190)	$2,800	$(546)	$(4,166)	$42,408	$(3)	$90,782
Comprehensive income:
Net income	—	—	—	—	—	2,465	—	2,465
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $16)	—	—	—	—	—	—	29	29
Total comprehensive income	—	—	—	—	—	—	—	2,494
Treasury stock purchased (307,718 shares)	—	(4,377)	—	—	—	—	—	(4,377)
Adjustment to treasury shares	—	—	—	32	—	—	—	32
Stock options exercised	—	—	(53)	—	—	—	—	(53)
Stock option expense	—	—	278	—	—	—	—	278
Change in unearned compensation:
Restricted stock award expense	—	—	(113)	496	—	—	—	383
Common stock held by ESOP committed to be released	—	—	132	—	298	—	—	430
Balance at December 31, 2012	72,479	(26,567)	3,044	(18)	(3,868)	44,873	26	89,969
Comprehensive income:
Net income	—	—	—	—	—	2,553	—	2,553
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $14)	—	—	—	—	—	—	26	26
Total comprehensive income	—	—	—	—	—	—	—	2,579
Treasury stock purchased (13,700 shares)	—	(242)	—	—	—	—	—	(242)
Stock options exercised	—	374	(75)	—	—	—	—	299
Stock option expense	—	—	118	—	—	—	—	118
Change in unearned compensation:
Restricted stock award expense	—	—	—	6	—	—	—	6
Common stock held by ESOP committed to be released	—	—	212	—	297	—	—	509
Cash dividends ($0.20 per share)	—	—	—	—	—	(1,008)	—	(1,008)
Balance at December 31, 2013	72,479	(26,435)	3,299	(12)	(3,571)	46,418	52	92,230
Comprehensive loss:
Net loss	—	—	—	—	—	(578)	—	(578)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $12)	—	—	—	—	—	—	(23)	(23)
Total comprehensive loss	—	—	—	—	—	—	—	(601)
Treasury stock purchased (174,915 shares)	—	(2,862)	—	—	—	—	—	(2,862)
Stock options exercised	—	178	(37)	—	—	—	—	141
Stock option expense	—	—	140	—	—	—	—	140
Change in unearned compensation:
Restricted stock award expense	—	—	—	5	—	—	—	5
Common stock held by ESOP committed to be released	—	—	193	—	298	—	—	491
Cash dividends ($0.28 per share)	—	—	—	—	—	(1,410)	—	(1,410)
Balance at December 31, 2014	$72,479	$(29,119)	$3,595	$(7)	$(3,273)	$44,430	$29	$88,134
The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$(578)	$2,553	$2,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	703	945	906
Gain on disposal of premises and equipment	—	(24)	—
Provision for loan losses	5,271	425	442
Increase in cash surrender value of life insurance	(359)	(366)	(380)
Net realized gain on sales of available-for-sale securities	(34)	(37)	—
Other than temporary impairment charge	—	—	37
Realized gains on sales of mortgages	(55)	(367)	(429)
Change in mortgage servicing rights	112	(13)	(24)
Net loss on sales and write downs of other real estate owned	125	158	249
Loans originated for sale	(4,681)	(26,398)	(22,752)
Proceeds from loan sales	4,806	26,695	24,816
Deferred income taxes	(629)	196	(375)
Decrease in FDIC prepaid insurance	—	467	357
(Increase) decrease in other assets	(434)	(35)	233
Decrease (increase) in accrued interest receivable	18	(42)	(40)
(Decrease) increase in other liabilities	(248)	(2)	199
Stock option expense	140	118	278
Change in unearned compensation	496	515	813
Net cash provided by operating activities	4,653	4,788	6,795

Cash flows from investing activities:
Purchase of premises and equipment	(375)	(439)	(437)
Net increase in loans	(40,619)	(21,650)	(22,984)
Proceeds from sales of other real estate owned	442	644	730
Proceeds from sales of available-for-sale securities	187	97	—
Purchases of held-to-maturity securities	—	(27,015)	(49,833)
Maturities of held-to-maturity securities	13,373	36,390	62,182
Proceeds from principal paydowns of held-to-maturity securities	1,486	1,595	1,928
Proceeds from the sale of FHLB stock	—	362	213
Net cash used in investing activities	(25,506)	(10,016)	(8,201)

Cash flows from financing activities:
Net increase (decrease) in deposits	33,791	(16,411)	12,800
Net decrease in securities sold under agreements to repurchase	—	(9,763)	(2,577)
Proceeds from long-term FHLB advances	33,000	21,000	—
Payments on long-term FHLB advances	(10,953)	(9,340)	(25,933)
Treasury stock purchased	(2,862)	(242)	(4,377)
Stock options exercised	141	299	(53)
Adjustment to treasury shares	—	—	32
Cash dividends paid on common stock	(1,410)	(1,008)	—
Net cash provided by (used in) financing activities	51,707	(15,465)	(20,108)

Net increase (decrease) in cash and cash equivalents	30,854	(20,693)	(21,514)

Cash and cash equivalents at beginning of year	18,915	39,608	61,122

Cash and cash equivalents at end of year	$49,769	$18,915	$39,608

Supplemental cash flow information:
Interest paid on deposits	$2,773	$3,635	$4,412
Interest paid on borrowings	887	715	1,287
Income taxes paid	22	571	767
Transfers from loans to other real estate owned	1,211	636	639
Gain on acquisition of other real estate owned	—	—	34
The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2014 and 2013, no impairment has been recognized.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Residential loans. In general, one-to-four family residential loans and home equity loans that are delinquent 90 days or more are classified substandard. An updated appraisal is obtained when the loan is 90 days or more delinquent. Any outstanding balance in excess of the fair value of the property, less cost to sell, is charged-off against the allowance for loan losses.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, special mention, or loss. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. There was no unallocated component of the allowance at December 31, 2014 and 2013.

There were no changes in the allowance for loan losses methodology during the year ended December 31, 2014.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s stock options and stock awards receive non-forfeitable dividends at the same rate as common stock. During the years ended December 31, 2014 and 2013, the Company paid a quarterly cash dividend of $0.07 and $0.05 per share, respectively. There were no dividends paid prior to 2013. The first dividend was declared on January 20, 2013. The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Net income (loss)	$(578)	$2,553	$2,465
Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,061,264)	(2,013,461)	(1,918,041)
Less: average number of unallocated ESOP shares	(357,089)	(386,848)	(416,605)
Less: average number of nonvested restricted stock awards	(875)	(1,276)	(31,847)
Adjusted weighted average number of common shares outstanding	5,020,140	5,037,783	5,072,875
Plus: dilutive nonvested restricted stock awards	297	395	15,358
Plus: dilutive outstanding stock options	70,286	91,349	501
Weighted average number of diluted shares outstanding	5,090,723	5,129,527	5,088,734

Net income (loss) per share:
Basic- common stock	$(0.12)	$0.51	$0.49
Basic- unvested share-based payment awards	$(0.12)	$0.51	$0.49
Diluted- common stock	$(0.12)	$0.50	$0.48
Diluted- unvested share-based payment awards	$(0.12)	$0.50	$0.48

There were 92,000, 97,000, and 583,198 stock options for the years ended December 31, 2014, 2013, and 2012, which were excluded from the diluted earnings per share because their effect is anti-dilutive.

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent accounting pronouncements

In January 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this ASU are effective for annual periods beginning after December 15, 2014. Management has reviewed the ASU and does not believe that it will have a material effect on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU will not have a material effect on the Company's consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. GAAP does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU will not have a material effect on the Company's consolidated financial statements.

 Reclassifications

Certain amounts in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or deposits with the Federal Reserve Bank of Boston.  At December 31, 2014 and 2013, these reserve balances amounted to $6.9 million and $8.5 million, respectively, and are included in interest bearing deposits.

3.	INVESTMENT SECURITIES

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$45	$—	$414
Total available-for-sale securities	$369	$45	$—	$414

Held-to-maturity securities:
Corporate and industrial revenue bonds	$33,344	$467	$—	$33,811
Collateralized mortgage obligations	403	15	—	418
Total held-to-maturity securities	$33,747	$482	$—	$34,229

Non-marketable securities:
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$522	$80	$—	$602
Total available-for-sale securities	$522	$80	$—	$602

Held-to-maturity securities:
U.S. Treasury securities	$5,000	$—	$—	$5,000
Industrial revenue bonds	34,588	681	—	35,269
Certificates of deposit	8,373	15	—	8,388
Collateralized mortgage obligations	645	36	—	681
Total held-to-maturity securities	$48,606	$732	$—	$49,338

Non-marketable securities:
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$—	$—
From 1 to 5 years	8,286	8,610
From 5 to 10 years	—	—
Over 10 years	25,461	25,619
Total	$33,747	$34,229

During the years ended December 31, 2014 and 2013, proceeds from sales of available-for-sale securities amounted to $187,000 and $97,000, respectively. Gross realized gains of $34,000 and $37,000 were realized during the years ended December 31, 2014 and 2013, respectively. There were no gross realized losses for the years ended December 31, 2014 and 2013. The tax provision applicable to these net realized gains in 2014 and 2013 was $12,000 and $13,000, respectively.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is OTTI.

For the year ended December 31, 2014 and 2013, management determined that there were no securities other-than-temporarily impaired.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses on Investment Securities

There were no continuous unrealized losses for the years ended December 31, 2014 and 2013, respectively.

Non-Marketable Securities
The Company is a member of the FHLB, a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company's level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2014 and 2013, the Company's investment in FHLB stock totaled $3.9 million.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the years ended December 31, 2014 and 2013, the Company received $58,000 and $15,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through December 31, 2014 and the Company will continue to monitor its FHLB stock investment.

Banker's Bank Northeast (BBN) stock is reported under other assets in the consolidated balance sheets and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of December 31, 2014 and 2013, the Company's investment in BBN totaled $183,000. There have not been any impairment losses recorded through December 31, 2014 and the Company will continue to monitor its BBN stock investment.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LOANS

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	December 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(In Thousands)
Real estate loans:
Residential real estate¹	$118,692	22.7%	$112,524	23.0%
Home equity	34,508	6.6%	32,091	6.6%
Commercial	249,632	47.7%	211,161	43.1%
Total	402,832	77.0%	355,776	72.7%

Construction-residential	8,129	1.6%	6,130	1.3%
Construction-commercial	35,786	6.8%	38,441	7.9%
Total construction	43,915	8.4%	44,571	9.2%
Total real estate loans	446,747	85.4%	400,347	81.9%

Consumer loans	2,662	0.5%	2,405	0.4%
Commercial and industrial loans	74,331	14.1%	86,540	17.7%
Total loans	523,740	100.0%	489,292	100.0%
Deferred loan origination costs, net	944		923
Allowance for loan losses	(4,927)		(4,596)
Loans, net	$519,757		$485,619

¹ Excludes loans held for sale of $70,000 at December 31, 2013.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$66,442	$27,547	$234,866	$328,855
Special mention	4,991	5,843	10,034	20,868
Substandard	2,898	2,396	4,732	10,026
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial loans	$74,331	$35,786	$249,632	$359,749

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$114,586	$8,129		$122,715
Nonperforming	4,106	—		4,106
Total residential loans	$118,692	$8,129		$126,821

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,630	$34,159		$36,789
Nonperforming	32	349		381
Total consumer loans	$2,662	$34,508		$37,170

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2013:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$77,483	$27,969	$200,096	$305,548
Special mention	4,050	6,584	3,594	14,228
Substandard	5,007	3,888	7,471	16,366
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial loans	$86,540	$38,441	$211,161	$336,142

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$110,109	$6,130		$116,239
Nonperforming	2,415	—		2,415
Total residential loans	$112,524	$6,130		$118,654

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,397	$31,798		$34,195
Nonperforming	8	293		301
Total consumer loans	$2,405	$32,091		$34,496

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer	Home Equity	Total
Allowance for loan losses:	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for loan losses	139	13	1,479	1,672	1,867	43	58	5,271
Recoveries	—	—	74	—	83	23	1	181
Loans charged off	(303)	—	(975)	(1,539)	(2,181)	(66)	(57)	(5,121)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Ending balance allowance for loan losses:
Collectively evaluated for impairment	$481	$107	$2,634	$568	$879	$35	$150	$4,854
Individually evaluated for impairment	5	—	65	—	—	—	3	73
Total:	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Total loans ending balance:
Collectively evaluated for impairment	$114,586	$8,129	$246,123	$33,391	$73,286	$2,662	$34,160	$512,337
Individually evaluated for impairment	4,106	—	3,509	2,395	1,045	—	348	11,403
Total:	$118,692	$8,129	$249,632	$35,786	$74,331	$2,662	$34,508	$523,740

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information as of December 31, 2013:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer	Home Equity	Total
	(In Thousands)
Allowance for loan losses:
Balance as of December 31, 2012	$536	$93	$1,966	$502	$1,099	$44	$124	$4,364
Provision (reduction) for loan losses	296	63	(24)	(67)	90	30	37	425
Recoveries	1	—	247	—	38	14	—	300
Loans charged off	(183)	(62)	(68)	—	(117)	(53)	(10)	(493)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Ending balance allowance for loan:
Collectively evaluated for impairment	$407	$94	$2,109	$435	$1,100	$35	$137	$4,317
Individually evaluated for impairment	243	—	12	—	10	—	14	279
Total:	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596

Total loans ending balance:
Collectively evaluated for impairment	$109,866	$6,130	$206,813	$34,553	$85,168	$2,405	$31,798	$476,733
Individually evaluated for impairment	2,658	—	4,348	3,888	1,372	—	293	12,559
Total:	$112,524	$6,130	$211,161	$38,441	$86,540	$2,405	$32,091	$489,292

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of December 31, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,495	$3,617	$2,634	$—	$105
Residential construction	—	—	—	—	—
Commercial real estate	2,700	3,317	3,535	—	55
Commercial construction	2,395	3,934	3,270	—	111
Commercial and industrial	1,045	1,057	1,300	—	43
Consumer	—	—	—	—	—
Home equity	301	366	238	—	10
Total	$9,936	$12,291	$10,977	$—	$324

Impaired loans with a valuation allowance:
Residential real estate	$611	$611	$859	$5	$32
Residential construction	—	—	—	—	—
Commercial real estate	809	809	694	65	23
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	47	—	1
Consumer	—	—	—	—	—
Home equity	47	47	65	3	1
Total	$1,467	$1,467	$1,665	$73	$57

Total impaired loans:
Residential real estate	$4,106	$4,228	$3,493	$5	$137
Residential construction	—	—	—	—	—
Commercial real estate	3,509	4,126	4,229	65	78
Commercial construction	2,395	3,934	3,270	—	111
Commercial and industrial	1,045	1,057	1,347	—	44
Consumer	—	—	—	—	—
Home equity	348	413	303	3	11
Total	$11,403	$13,758	$12,642	$73	$381

The $11.4 million of impaired loans include $11.2 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The $11.3 million of impaired loans include $4.3 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$3,396	$542	$1,212	$5,150	$113,542	$118,692	$4,308
Residential construction	—	—	—	—	8,129	8,129	—
Commercial real estate	913	—	2,385	3,298	246,334	249,632	3,000
Commercial construction	550	—	1,558	2,108	33,678	35,786	2,396
Commercial and industrial	218	434	513	1,165	73,166	74,331	1,196
Consumer	28	—	13	41	2,621	2,662	32
Home equity	77	30	263	370	34,138	34,508	261
Total	$5,182	$1,006	$5,944	$12,132	$511,608	$523,740	$11,193

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2013:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,962	$510	$1,063	$4,535	$107,989	$112,524	$2,415
Residential construction	—	—	—	—	6,130	6,130	—
Commercial real estate	662	—	2,802	3,464	207,697	211,161	3,362
Commercial construction	—	—	—	—	38,441	38,441	—
Commercial and industrial	264	149	816	1,229	85,311	86,540	806
Consumer	80	2	6	88	2,317	2,405	8
Home equity	76	8	209	293	31,798	32,091	243
Total	$4,044	$669	$4,896	$9,609	$479,683	$489,292	$6,834

There were no loans greater than ninety days past due and still accruing at December 31, 2014 and 2013.

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

During the year ended December 31, 2014, the Company granted four TDRs totaling $4.7 million. Of the four TDRs granted in 2014, three totaling $4.5 million had defaulted. During the year ended December 31, 2013 the Company had one TDR totaling $201,000, that had defaulted and had been modified within the previous twelve month period. TDR loans are considered defaulted when based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide new TDR activity by segment during the periods indicated:

For the year ended December 31, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	2	$510	$510	$505
Residential construction	—	—	—	—
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial and industrial	2	4,225	2,687	2,108
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	4	$4,735	$3,197	$2,613

For the year ended December 31, 2013	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	1	249	249	249
Commercial construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	1	$249	$249	$249

The following is a summary of TDR loans by segment as of the dates indicated:

	As of December 31, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Residential real estate	4	$865	$2	$364
Residential construction	—	—	—	—
Commercial real estate	4	$575	4	620
Commercial construction	2	2,108	—	—
Commercial and industrial	4	$141	4	155
Consumer	—	—	—	—
Home equity	1	33	1	34
Total	15	$3,722	$11	$1,173

TDRs granted in 2014 and 2013 were primarily the result of concessions to reduce the interest rate or extension of the maturity date. The TDRs granted during 2014 resulted in a $1.5 million reduction of the recorded investment. One of the four modifications

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted in 2014 was in compliance with modified terms. The TDRs granted during 2013 did not result in a reduction of the recorded investment.

The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances. The reserve balance is typically calculated using the present value of future cash flows or using the fair value of the collateral method if sufficient borrower cash flow cannot be identified. There were no specific reserves related to TDRs that were granted for the year ended December 31, 2014.

5.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $91.3 million and $97.6 million at December 31, 2014 and 2013, respectively. The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from changes in mortgage interest rates. Capitalized mortgage servicing rights were $39,000, $194,000, and $187,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  The balance of capitalized servicing rights, net of valuation allowances, at December 31, 2014, 2013 and 2012, was $269,000, $381,000 and $368,000, respectively. At December 31, 2014, 2013 and 2012, the fair value of these rights was $622,000, $831,000 and $444,000, respectively. At December 31, 2014, 2013 and 2012, the valuation allowance was $2,000, $0, and $32,000, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2014, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (8.12%), weighted average servicing fee (0.2504)%, and net cost to service loans ($43.23 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance at the beginning of year:	$381	$368	$344
Capitalized mortgage servicing rights	39	194	187
Change in valuation allowance	(2)	32	20
Amortization	(149)	(213)	(183)
Balance at the end of year	$269	$381	$368

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2014	2013
	(In Thousands)
Land	$1,529	$1,529
Buildings	9,845	9,823
Leasehold improvements	1,461	1,461
Furniture and equipment	6,281	6,064
Total cost	19,116	18,877
Accumulated depreciation	(10,261)	(9,696)
Premises and equipment, net	$8,855	$9,181

Depreciation expense related to premises and equipment for the years ended December 31, 2014, 2013 and 2012 amounted to $701,000, $717,000 and $714,000, respectively.

7.	DEPOSITS

A summary of deposit balances by type is as follows:

	December 31,
	2014	2013
	(In Thousands)
Demand deposits	$97,922	$90,869
NOW accounts	42,177	40,774
Savings accounts	50,716	49,755
Money market deposit accounts	121,106	111,126
Total core accounts	311,921	292,524
Certificate accounts less than $100,000	83,424	79,829
Certificate accounts $100,000 or more	88,213	77,413
Total certificate of deposit accounts	171,637	157,242
Total deposits	$483,558	$449,766

A summary of certificate accounts by maturity is as follows:

	December 31, 2014		December 31, 2013
	(In Thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2014	$—	—	$92,172	1.29%
2015	104,030	1.21%	29,626	2.13%
2016	34,509	1.42%	19,357	1.75%
2017	12,282	1.30%	5,772	1.31%
2018	13,988	1.30%	10,315	1.16%
2019	6,828	1.10%	—	—
Total	$171,637	1.26%	$157,242	1.49%

Certificate accounts issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $53.1 million and $46.5 million at December 31, 2014 and 2013, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities and are summarized as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at end of year	$—	$—
Average amount outstanding during the year	—	7,243
Interest expense incurred during the year	—	9
Maximum amount outstanding at any month-end	—	15,312
Weighted average interest rate during the year	—%	0.12%
Weighted average interest rate on end of year balances	—%	—%

Repurchase agreements are no longer being offered by the Company as of October 1, 2013. The corresponding customer balances were transferred to demand deposit accounts.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB consist of the following:

		December 31, 2014		December 31, 2013
		Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(In Thousands)
Fixed-rate FHLB advances maturing:
Due 2014	(a)	$—	—%	$3,802	2.20%
Due 2015	(a)	16,891	0.59%	9,001	1.47%
Due 2016	(a)	16,585	1.03%	6,317	1.75%
Due 2017	(a)	6,217	2.01%	5,872	2.19%
Due 2018		6,500	3.25%	5,000	3.69%
Due 2019	(a)	13,274	1.52%	9,000	1.33%
Due 2020	(a)	2,561	1.68%	3,000	1.68%
Due 2021	(a)	4,047	2.01%	3,000	2.00%
Due 2024	(a)	964	2.64%	—	—
Total FHLB advances		$67,039	1.43%	$44,992	1.93%

(a) Includes amortizing advances requiring monthly principal and interest payments.

FHLB advances are secured primarily by a blanket lien on qualified one- to four-family residential real estate, certain pledged commercial real estate loans and the Company’s holding of FHLB stock.  At December 31, 2014 and 2013, the Company was in compliance with the FHLB collateral requirements. At December 31, 2014, the Company pledged $214.0 million of collateral to the FHLB.

At December 31, 2014, the Company had the ability to borrow an additional $65.4 million based on the collateral pledged to the FHLB.  In addition, the Company is able to pledge additional collateral to increase the advance availability with the FHLB.

The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to manage interest rate risk. At December 31, 2014, all of the Company’s outstanding FHLB advances were at fixed interest rates ranging from 0.24% to 3.69%. At December 31, 2013, all of the Company's outstanding FHLB advances were at fixed interest rates ranging from 0.72% to 3.69%.

At December 31, 2014, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million and an unsecured line of credit of $4.0 million with Banker’s Bank Northeast. In addition, the Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was $44.5 million at December 31, 2014. At December 31, 2014, there were no amounts outstanding under these lines of credit.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Current tax (benefit) expense
Federal	$(440)	$367	$726
State	(36)	124	230
Total current tax (benefit) expense	(476)	491	956
Deferred tax (benefit) expense
Federal	(548)	160	(275)
State	(27)	49	(80)
Total deferred tax (benefit) expense	(575)	209	(355)

Change in valuation reserve	(54)	(13)	(20)
	(629)	196	(375)
Income tax (benefit) expense	$(1,105)	$687	$581

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.5%	3.5%	3.2%
Dividends received deduction	0.2%	(0.2)%	(0.2)%
Change in valuation allowance	3.2%	(0.4)%	(0.7)%
Tax-exempt interest	29.6%	(16.1)%	(16.7)%
Bank owned life insurance	7.2%	(3.8)%	(4.2)%
Stock-based compensation	(6.1)%	3.4%	2.9%
Expiration of contribution carryover	(2.8)%	—%	—%
Other, net	(2.1)%	0.8%	0.8%
Effective tax rate	65.7%	21.2%	19.1%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2014	2013
	(In Thousands)
Gross deferred tax assets:
Charitable contribution carryforward	$4	$—
Capital loss carryforward	—	54
Allowance for loan losses	1,968	1,835
Employee benefit and stock-based compensation plans	904	912
Nonaccrual interest	186	108
OREO	67	161
Alternative minimum tax credit	940	540
Net operating loss carryforward	112	—
Other	115	139
Gross deferred tax assets	4,296	3,749

Gross deferred tax liabilities
Deferred loan costs	(357)	(369)
Mortgage servicing rights	(104)	(151)
Depreciation	(136)	(105)
Unrealized gain on available-for-sale securities	(16)	(28)
Gross deferred tax liabilities	(613)	(653)
Net deferred tax asset	3,683	3,096
Valuation allowance	—	(54)
Net deferred tax asset	$3,683	$3,042

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance at beginning of year:	$54	$67	$87
Change generated by current year's operations	(54)	(13)	(20)
Balance at end of year	$—	$54	$67

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

The Company’s income tax returns for the years ended December 31, 2011, 2012, 2013 and 2014 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2014, 2013 and 2012.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2014	2013
	(In Thousands)
Commitments to grant loans	$35,418	$17,904
Unfunded commitments for construction loans	17,210	29,339
Unfunded commitments under lines of credit	79,092	79,306
Standby letters of credit	904	1,311

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

Disclosures and liability recognition are required for the fair value of certain guarantees at issuance. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $904,000 and $1.3 million at December 31, 2014 and 2013, respectively and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2014 and 2013 was not material.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2014, future minimum operating lease commitments pertaining to banking premises are as follows:

(In Thousands)
2015	$476
2016	470
2017	461
2018	420
2019	441
Thereafter	2,746
Total	$5,014

The leases contain options to extend for periods from one to five years. Total rent expense, including common area charges, for the years ended December 31, 2014, 2013 and 2012 approximated $527,000, $496,000, and $484,000, respectively.

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

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2014 will have no material effect on the Company's consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to the Company.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented below.

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014:
Total Capital to Risk Weighted Assets:
Company	$91,331	17.5%	$41,808	8.0%	N/A	N/A
Bank	$78,337	15.0%	$41,677	8.0%	$52,096	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$86,384	16.5%	$20,904	4.0%	N/A	N/A
Bank	$73,390	14.1%	$20,838	4.0%	$31,257	6.0%
Tier 1 Capital to Average Assets:
Company	$86,384	13.8%	$24,956	4.0%	N/A	N/A
Bank	$73,390	11.8%	$24,871	4.0%	$31,088	5.0%

As of December 31, 2013:
Total Capital to Risk Weighted Assets:
Company	$96,446	19.6%	$39,424	8.0%	N/A	N/A
Bank	$85,931	17.5%	$39,339	8.0%	$49,173	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$91,814	18.6%	$19,712	4.0%	N/A	N/A
Bank	$81,299	16.5%	$19,669	4.0%	$29,504	6.0%
Tier 1 Capital to Average Assets:
Company	$91,814	15.8%	$23,210	4.0%	N/A	N/A
Bank	$81,299	14.0%	$23,172	4.0%	$28,965	5.0%

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

	December 31,
	2014	2013
	(In Thousands)
Total equity determined under GAAP	$88,134	$92,230
Net unrealized gain on available-for-sale securities, net of tax	(29)	(52)
Disallowed mortgage servicing rights	(27)	(38)
Disallowed deferred tax assets	(1,694)	(326)
Tier 1 Capital	86,384	91,814
Allowable allowance for loan losses	4,927	4,596
Unrealized gain on available-for-sale equity securities, net of tax	20	36
Total regulatory capital	$91,331	$96,446

14.	COMMON STOCK REPURCHASE PROGRAM

On June 1, 2012, the Company announced that the Board of Directors authorized the Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5% of the Company's outstanding common stock. As of December 31, 2014, under the Seventh Stock Repurchase Program, the Company has purchased 211,269 shares at an average price per share of $16.21. As of December 31, 2014, the Company repurchased a total of 2.2 million shares of common stock at a total cost of $29.4 million, or an average price per share of $13.49.

The following table summarizes the Stock Repurchase plans as of the dates indicated:

Repurchase Plan	Approval Date	Completion Date	No. of Shares Approved	No. of Shares Purchased	Average Price per Share	Total Cost of the Plan
Initial Plan	August 16, 2007	March 3, 2008	371,968	371,968	$13.21	$4.9 million
Second Plan	March 4, 2008	August 8, 2008	353,370	353,370	$13.26	$4.7 million
Third Plan	August 8, 2008	November 25, 2009	335,000	335,000	$12.98	$4.3 million
Fourth Plan	February 26, 2010	November 23, 2010	318,952	318,952	$11.75	$3.7 million
Fifth Plan	November 19, 2010	November 3, 2011	303,004	303,004	$13.84	$4.2 million
Sixth Plan	September 30, 2011	October 11, 2012	287,000	287,000	$14.26	$4.1 million
Seventh Plan	June 1, 2012	—	272,000	211,269	$16.21	$3.4 million

15.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) defined contribution plan (the “Plan”) for eligible employees. Each employee reaching the age of 21 and one year of service automatically becomes a participant in the Plan. Employees may defer from 1%-75% of compensation subject to current federal tax laws. For participating employees, the Company makes matching contributions equal to 50% of a participant’s contribution up to 2% of compensation. The Company also provides a guaranteed non-elective 3% Safe Harbor contribution to all eligible employees. The Company’s total expense under the Plan for the years ended December 31, 2014, 2013 and 2012 amounted to $302,000, $284,000 and $259,000, respectively. The Company provides supplemental life insurance benefits to key officers.  Amounts charged to expense for these benefits were $59,000, $55,000 and $233,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion from mutual to stock.  The loan bears interest equal to 8.25% and provides for annual payments of principal and interest.  Under the ESOP’s change in control provision, the Trust would be instructed to use proceeds from the sale of stock to pay off the outstanding ESOP loan balance and to distribute the remaining plan assets to current participants.

At December 31, 2014, the remaining principal balance is payable as follows:

Years Ending
December 31,
(In Thousands)
2015	$247
2016	268
2017	290
2018	314
2019	340
Thereafter	2,714
Total	$4,173

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by the Trust, which are held in a suspense account for allocation among the participants as the loan is paid. Shares released are allocated to each eligible participant based on the ratio of each participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Total compensation expense applicable to the ESOP amounted to $491,000, $509,000, and $430,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Shares held by the ESOP include the following:

	December 31,
	2014	2013	2012
Number of shares:
Allocated	221,841	201,566	181,107
Unallocated	327,333	357,090	386,847
Total	549,174	558,656	567,954

Fair value of shares (In Thousands):
Allocated	$3,700	$3,500	$2,900
Unallocated	5,500	6,200	6,100
Total	$9,200	$9,700	$9,000

17.	EQUITY INCENTIVE PLAN

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
2013
Expected dividend yield	1.39%
Expected term	6.5 years
Expected volatility	24.06%
Risk-free interest rate	1.25%

There were no stock options granted during the year ended December 31, 2014.

The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2014, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	595,198	$14.24	5.15	$983
Outstanding at December 31, 2013	668,598	14.58	4.86	$1,894
Exercised	(9,700)	14.51	3.69	—
Forfeited or expired	(5,800)	15.82	7.76	—
Outstanding at December 31, 2014	653,098	$14.57	3.83	$1,425
Exercisable at December 31, 2014	541,497	$14.33	3.03	$1,313
Exercisable at December 31, 2013	515,698	$14.26	3.74	$1,627
Exercisable at December 31, 2012	519,998	$14.26	4.62	$846

The weighted-average grant-date fair value of options granted during 2013 was $3.59. The weighted average grant-date fair value of the options outstanding and exercisable at December 31, 2014 was $3.81 and $3.87, respectively. For the years ended December 31, 2014, 2013 and 2012 share based compensation expense applicable to options granted under the Plan was $121,000, $118,000 and $278,000 respectively. During the year ended December 31, 2014, 1,200 stock options with an exercise price of $14.21 per share, 1,000 stock options with an exercise price of $16.55, and 7,500 stock options with an exercise price of $14.29 per share were exercised. As of December 31, 2014, unrecognized stock-based compensation expense related to non-vested options amounted to $284,000. This amount is expected to be recognized over a period of 2.64 years.

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of all stock awards as of December 31, 2014 is $14.08. The Company recorded compensation cost related to stock awards of approximately $5,000 for the year ended December 31, 2014, $6,000 for the year ended December 31, 2013, and $496,000 for the year ended December 31, 2012. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the year ended December 31, 2014. Stock awards with a fair value of $7,000, $7,000 and $854,000 have vested during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $7,000 is expected to be recognized over a period of 1.19 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock awards as of December 31, 2014, and changes during the year then ended is as follows:

		Weighted Average Grant-Date
Nonvested Shares	Shares	Fair Value
Outstanding at December 31, 2013:	1,200	$14.08
Vested	400	14.08
Outstanding at December 31, 2014	800	$14.08

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

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company's stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1 to December 31. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Plan for the years ended December 31, 2014, 2013 and 2012 was $44,000, $39,000 and $0, respectively. During the years ended December 31, 2014 and 2013, 2,942 and 4,074 phantom stock units were granted, respectively.

19.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates. An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year:	$1,108	$1,210
Additions	—	12
Repayments	(45)	(56)
Change in related party status	(592)	(58)
Balance at end of year	$471	$1,108

Deposits from related parties held by the Company at December 31, 2014 and 2013 amounted to $3.3 million and $3.0 million, respectively.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any and all federal and state taxes. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. Capital of the Company and the Bank at December 31, 2014 was sufficient to meet the requirements of regulatory authorities.

During the years ended December 31, 2014, 2013 and 2012, a total of $5.0 million, $2.5 million and $1.6 million, respectively, in dividends were declared from the Bank to the Company. During the years ended December 31, 2014, 2013 and 2012, a total of $700,000, $660,000 and $2.0 million, respectively, in dividends were declared from Chicopee Funding Corporation ("CFC") to the Company.

During the years ended December 31, 2014 and 2013, cash dividends of $1.4 million, or $0.28 per share, and $1.0 million, or $0.20 per share, respectively, were paid to the Company's stockholders. There were no cash dividends paid to the Company's stockholders prior to 2013.

21.          FAIR VALUE

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset and, premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Assets measured at fair value as of December 31, 2014 and 2013 on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$414	$414	$—	$—
Total equity securities	$414	$414	$—	$—

		Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$602	$602	$—	$—
Total equity securities	$602	$602	$—	$—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are summarized below:

		Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets:
Impaired loans	$5,184	$—	$—	$5,184
OREO	1,050	—	1,050	—
Mortgage servicing rights	622	—	622	—

		Fair Value Measurements Using
	December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets:
Impaired loans	$1,869	$—	$—	$1,869
OREO	407	—	407	—
Loans held for sale	70	—	70	—
Mortgage servicing rights	831	—	831	—

Impaired loans are presented net of their related specific reserve of $73,000 and $279,000 as of December 31, 2014 and 2013, respectively.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's financial instruments are as follows:

		Fair Value Measurements Using
	Carrying Amount at December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$49,769	$49,769	$—	$—
Available-for-sale securities	414	414	—	—
Held-to-maturity securities	33,747	—	34,229	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	118,837	—	—	121,296
Residential construction	8,022	—	—	8,008
Commercial real estate	247,246	—	—	248,316
Commercial construction	35,218	—	—	35,463
Commercial and industrial	73,452	—	—	73,668
Consumer	2,627	—	—	2,804
Home equity	34,355	—	—	34,453
Net loans	519,757	—	—	524,008

Accrued interest receivable	1,591	—	1,591	—
Mortgage servicing rights	269	—	622	—

Financial liabilities:
Deposits	$483,558	$—	$484,423	$—
FHLB long-term advances	67,039	—	67,644	—
Accrued interest payable	82	—	82	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	Carrying Amount at December 31, 2013	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$18,915	$18,915	$—	$—
Available-for-sale securities	602	602	—	—
Held-to-maturity securities	48,606	—	49,338	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	112,551	—	—	116,049
Residential construction	6,036	—	—	6,028
Commercial real estate	209,286	—	—	212,228
Commercial construction	38,006	—	—	36,432
Commercial and industrial	85,430	—	—	85,511
Consumer	2,370	—	—	2,530
Home equity	31,940	—	—	32,183
Net loans	485,619	—	—	490,961

Accrued interest receivable	1,609	—	1,609	—
Mortgage servicing rights	381	—	831	—

Financial liabilities:
Deposits	$449,766	$—	$451,245	$—
FHLB long-term advances	44,992	—	45,699	—
Accrued interest payable	59	—	59	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2014 and 2013:

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$5,623	$5,784	$5,934	$6,013	$5,894	$5,792	$5,710	$5,673
Interest expense	927	921	913	922	1,150	1,149	1,069	981
Net interest income	4,696	4,863	5,021	5,091	4,744	4,643	4,641	4,692
(Reduction of ) provision for loan losses	2,201	2,774	227	69	(70)	127	212	156
Net gain on sales of available-for-sale securities	34	—	—	—	—	—	—	37
Non-interest income	555	711	899	618	842	788	764	669
Non-interest expenses	4,618	4,694	4,737	4,851	4,634	4,655	4,505	4,361
Income (loss) before income tax	(1,534)	(1,894)	956	789	1,022	649	688	881
Income tax expense	(175)	(1,854)	434	490	225	136	115	211
Net income (loss)	$(1,359)	$(40)	$522	$299	$797	$513	$573	$670
Earnings (loss) per share:
Basic	$(0.27)	$(0.01)	$0.10	$0.06	$0.16	$0.10	$0.11	$0.14
Diluted	$(0.27)	$(0.01)	$0.10	$0.06	$0.16	$0.10	$0.11	$0.14

23.         CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2014	2013
	(In Thousands)
Assets:
Cash and cash equivalents	$6,852	$4,387
Investment in common stock of Chicopee Savings Bank	75,140	81,715
Investment in common stock of Chicopee Funding Corporation	4,192	4,429
Other assets	1,985	1,701
Total assets	$88,169	$92,232

Liabilities and Stockholders' Equity:
Total liabilities	$35	$2
Stockholders' equity	88,134	92,230
Total liabilities and stockholders' equity	$88,169	$92,232

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
STATEMENTS OF INCOME	2014	2013	2012
	(In Thousands)
Interest income	$9	$11	$2,043
Dividend income from subsidiaries	7,373	3,124	1,565
Operating expenses	814	750	704
Income before income taxes and equity in undistributed
net income (loss) of subsidiaries	6,568	2,385	2,904
Applicable income tax benefit	(279)	(57)	(44)
Income before equity in undistributed net income (loss) of subsidiaries	6,847	2,442	2,948
Equity in undistributed net income (loss) of Chicopee Savings Bank	(7,188)	390	1,157
Equity in undistributed net loss of Chicopee Funding Corporation	(237)	(279)	(1,640)
Net income (loss)	$(578)	$2,553	$2,465

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2014	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(578)	$2,553	$2,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of Chicopee Savings Bank	7,188	(390)	(1,157)
Equity in undistributed net loss of Chicopee Funding Corporation	237	203	1,640
Increase in other assets	(284)	(212)	(391)
Increase (decrease) in other liabilities	33	2	(50)
Stock option expense	140	118	278
Change in unearned compensation	496	515	813
Net cash provided by operating activities	7,232	2,789	3,598

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(636)	(633)	(1,091)
Net cash used in investing activities	(636)	(633)	(1,091)

Cash flows from financing activities:
Treasury stock purchased	(2,862)	(242)	(4,377)
Adjustment to treasury shares	—	—	32
Cash dividends paid on common stock	(1,410)	(1,008)	—
Exercise of stock options	141	299	(53)
Net cash used in financing activities	(4,131)	(951)	(4,398)

Net increase (decrease) in cash and cash equivalents	2,465	1,205	(1,891)
Cash and cash equivalents at beginning of year	4,387	3,182	5,073
Cash and cash equivalents at end of year	$6,852	$4,387	$3,182

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

On January 26, 2015, the Company announced a cash dividend of $0.07 per share of its common stock to stockholders of record as of the close of business on February 6, 2015, payable on or about February 20, 2015.