Form 10-Q
period 2015-03-31
CHICOPEE BANCORP, INC.
filed 2015-05-08
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Yes [   ]    No [X]

As of May 4, 2015, there were 5,270,670 shares of the Registrant’s Common Stock outstanding.

1

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$9,588	$8,794
Federal funds sold	2,563	2,915
Interest-bearing deposits with the Federal Reserve Bank of Boston	38,565	38,060
Total cash and cash equivalents	50,716	49,769

Securities available for sale, at fair value	399	414
Securities held to maturity, at cost (fair value of $34,208 at March 31, 2015 and $34,229 at December 31, 2014)	33,424	33,747
Federal Home Loan Bank stock, at cost	4,292	3,914
Loans, net of allowance for loan losses of $5,184 at March 31, 2015 and $4,927 at December 31, 2014	540,327	519,757
Loans held for sale	217	—
Other real estate owned	865	1,050
Mortgage servicing rights	242	269
Bank owned life insurance	14,619	14,531
Premises and equipment, net	8,777	8,855
Accrued interest and dividends receivable	1,651	1,591
Deferred income tax asset	3,688	3,683
Other assets	1,615	1,642
Total assets	$660,832	$639,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$96,185	$97,922
NOW accounts	42,533	42,177
Savings accounts	53,049	50,716
Money market deposit accounts	114,678	121,106
Total core deposits	306,445	311,921
Certificates of deposit	182,261	171,637
Total deposits	488,706	483,558

Federal Home Loan Bank of Boston advances	83,537	67,039
Accrued expenses and other liabilities	374	491
Total liabilities	572,617	551,088

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,270,670 shares outstanding at March 31, 2015 and December 31, 2014)	72,479	72,479
Treasury stock, at cost (2,168,698 shares at March 31, 2015 and December 31, 2014)	(29,119)	(29,119)
Additional paid-in-capital	3,665	3,595
Unearned compensation (restricted stock awards)	(6)	(7)
Unearned compensation (Employee Stock Ownership Plan)	(3,198)	(3,273)
Retained earnings	44,374	44,430
Accumulated other comprehensive income	20	29
Total stockholders' equity	88,215	88,134
Total liabilities and stockholders' equity	$660,832	$639,222

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$5,604	$5,204
Interest and dividends on securities	376	411
Interest on other interest-earning assets	19	8
Total interest and dividend income	5,999	5,623

Interest expense:
Deposits	713	714
Federal Home Loan Bank of Boston advances	263	213
Total interest expense	976	927

Net interest income	5,023	4,696
Provision for loan losses	400	2,201
Net interest income, after provision for loan losses	4,623	2,495

Non-interest income:
Service charges, fees and commissions	515	496
Net loan sales and servicing	39	53
Net gain on sales of available-for-sale securities	—	34
Net loss on sale of other real estate owned	—	(82)
Increase in cash surrender value of bank owned life insurance	88	88
Total non-interest income	642	589

Non-interest expenses:
Salaries and employee benefits	2,535	2,516
Occupancy expenses	475	448
Furniture and equipment	181	183
FDIC insurance and assessment	123	84
Data processing services	366	346
Professional fees	178	180
Advertising expense	145	169
Stationery, supplies and postage	75	60
Foreclosure expense	159	80
Other non-interest expense	633	552
Total non-interest expenses	4,870	4,618

Income (loss) before income taxes	395	(1,534)
Income tax expense (benefit)	82	(175)
Net income (loss)	$313	$(1,359)

Earnings (loss) per share:
Basic	$0.06	$(0.27)
Diluted	$0.06	$(0.27)

Adjusted weighted average shares outstanding:
Basic	4,942,636	5,079,063
Diluted	5,012,777	5,176,226

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$313	$(1,359)

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on available-for-sale securities	(15)	(8)
Reclassification adjustment for gains realized in net income (1)	—	(34)
Tax effect	6	15
Total other comprehensive loss, net of tax	(9)	(27)
Total comprehensive income (loss)	$304	$(1,386)

 (1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2015 and 2014
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

Comprehensive loss:
Net loss	—	—	—	—	—	(1,359)	—	(1,359)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $15)	—	—	—	—	—	—	(27)	(27)
Total comprehensive loss								(1,386)
Stock options exercised (2,200 shares)	—	41	(8)	—	—	—	—	33
Stock option expense	—	—	30	—	—	—	—	30
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	56	—	75	—	—	131
Cash dividends declared ($0.07 per share)	—	—	—	—	—	(381)	—	(381)
Balance at March 31, 2014	$72,479	$(26,394)	$3,377	$(11)	$(3,496)	$44,678	$25	$90,658

Balance at December 31, 2014	$72,479	$(29,119)	$3,595	$(7)	$(3,273)	$44,430	$29	$88,134

Comprehensive income:
Net income	—	—	—	—	—	313	—	313
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $6)	—	—	—	—	—	—	(9)	(9)
Total comprehensive income								304
Stock option expense	—	—	22	—	—	—	—	22
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	48	—	75	—	—	123
Cash dividends declared ($0.07 per share)	—	—	—	—	—	(369)	—	(369)
Balance at March 31, 2015	$72,479	$(29,119)	$3,665	$(6)	$(3,198)	$44,374	$20	$88,215
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$313	$(1,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183	172
Provision for loan losses	400	2,201
Increase in cash surrender value of bank owned life insurance	(88)	(88)
Net realized gain on sales of securities available for sale	—	(34)
Change in mortgage servicing rights	27	29
Net loss on sale of other real estate owned	—	82
Loans originated for sale	(552)	(1,925)
Proceeds from loan sales	339	1,612
Realized gains on sales of mortgage loans	(5)	(13)
Decrease in other assets	27	42
(Increase) decrease in accrued interest and dividends receivable	(60)	81
Decrease in other liabilities	(117)	(412)
Change in unearned compensation	124	132
Stock option expense	22	30
Net cash provided by operating activities	613	550

Cash flows from investing activities:
Purchase of premises and equipment	(105)	(35)
Loan originations, net of principal payments	(20,970)	(4,752)
Proceeds from sales of other real estate owned	185	190
Proceeds from sales of securities available-for-sale	—	187
Maturities of held-to-maturity securities	—	7,325
Proceeds from principal paydowns of held-to-maturity securities	323	288
Purchase of Federal Home Loan Bank stock	(377)	—
Net cash (used) provided by investing activities	(20,944)	3,203

Cash flows from financing activities:
Net increase in deposits	5,149	6,919
Proceeds from long-term FHLB advances	23,500	5,000
Repayments of long-term FHLB advances	(7,002)	(2,805)
Proceeds from short-term FHLB advances	—	5,000
Cash dividends paid on common stock	(369)	(381)
Stock options exercised	—	33
Net cash provided by financing activities	21,278	13,766

Net increase in cash and cash equivalents	947	17,519

Cash and cash equivalents at beginning of period	49,769	18,915

Cash and cash equivalents at end of period	$50,716	$36,434

Supplemental cash flow information:
Interest paid on deposits	$713	$714
Interest paid on borrowings	246	200
Income taxes paid	4	7

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2015 and 2014

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of March 31, 2015 and for the periods ended March 31, 2015 and 2014 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2015 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share have been computed based on the following:

	Three Months Ended
	March 31,
($ in thousands, except share data )	2015	2014
Net income (loss)	$313	$(1,359)

Average number of shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(2,168,698)	(2,002,114)
Less: average number of unallocated ESOP shares	(327,332)	(357,089)
Less: average number of dilutive restricted stock awards	(702)	(1,102)

Adjusted weighted average number of common shares outstanding	4,942,636	5,079,063
Plus: dilutive outstanding restricted stock awards	336	435
Plus: dilutive outstanding stock options	69,805	96,728
Weighted average number of diluted shares outstanding	5,012,777	5,176,226

Net income (loss) per share:
Basic-common stock	$0.06	$(0.27)
Basic-unvested share-based payment awards	$0.06	$(0.27)

Diluted-common stock	$0.06	$(0.27)
Diluted-unvested share-based payment awards	$0.06	$(0.27)

There were 92,000 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2014 and March 31, 2015 because the effect was anti-dilutive. Given the loss for the three months ended March 31, 2014, diluted loss per share did not differ from basic loss per share as all potential shares were anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the three month periods ended March 31, 2015 or 2014.

A summary of options under the Plan as of March 31, 2015 and changes during the three months ended March 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	653,098	$14.57	3.83	$1,425
Forfeited or expired	(4,200)	15.82	0.42	—
Outstanding at March 31, 2015	648,898	$14.56	3.52	$1,486
Exercisable at March 31, 2015	572,897	$14.39	3.00	$1,408
Exercisable at March 31, 2014	546,897	$14.33	3.77	$1,842

The weighted-average grant-date fair value of the options outstanding and exercisable at March 31, 2015 was $3.81 and $3.85, respectively. For the three months ended March 31, 2015, share based compensation expense applicable to options granted under the Plan was $22,000. For the three months ended March 31, 2014, share based compensation expense applicable to options granted under the Plan was $30,000. As of March 31, 2015, unrecognized stock-based compensation expense related to non-vested options amounted to $243,000. This amount is expected to be recognized over a period of 2.39 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of March 31, 2015 is $14.08. The Company recorded compensation cost related to stock awards of approximately $1,000 for each of the three month periods ended March 31, 2015 and 2014. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the three months ended March 31, 2015. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of March 31, 2015, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $6,000. This amount is expected to be recognized over a period of 0.94 years.

A summary of the status of the Company’s stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	800	$14.08
Vested	400	14.08
Outstanding at March 31, 2015	400	$14.08

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

A total of 150,000 phantom stock units are available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the three months ended March 31, 2015 and 2014, was $7,000 and $8,000, respectively. There were no phantom stock units granted during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, 7,016 phantom stock units were outstanding.

5.      Recent Accounting Pronouncements (Applicable to the Company)

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Management has applied this ASU and it did not have a material effect on the Company’s consolidated financial statements.

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

In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU does not have a material effect on the Company's consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. generally accepted accounting principles (GAAP) does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU will not have a material effect on the Company's consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$30	$—	$399
Total available-for-sale securities	$369	$30	$—	$399

Held-to-maturity securities:
Corporate and industrial revenue bonds	$33,077	$772	$—	$33,849
Collateralized mortgage obligations	347	12	—	359
Total held-to-maturity securities	$33,424	$784	$—	$34,208

Non-marketable securities:
Federal Home Loan Bank stock	$4,292	$—	$—	$4,292
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,475	$—	$—	$4,475

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$45	$—	$414
Total available-for-sale securities	$369	$45	$—	$414

Held-to-maturity securities:
Corporate and industrial revenue bonds	$33,344	$467	—	$33,811
Collateralized mortgage obligations	403	15	—	418
Total held-to-maturity securities	$33,747	$482	$—	$34,229

Non-marketable securities:
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one year through five years	8,194	8,564
Due after five years through ten years	—	—
Due after ten years	25,230	25,644
Total	$33,424	$34,208

There were no sales of available-for-sale securities during the three months ended March 31, 2015. During the three months ended March 31, 2014, proceeds from sales of available-for-sale securities amounted to $187,000 with gross realized gains of $34,000. The tax provision applicable to the net realized gain for the three months ended March 31, 2014 was $8,000.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired.

Unrealized Losses on Investment Securities
There were no continuous unrealized losses as of March 31, 2015 and December 31, 2014.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $4.3 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the three months ended March 31, 2015 and 2014, the Company received $17,000 and $15,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through March 31, 2015 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets in the consolidated statement of financial condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of March 31, 2015 and December 31, 2014, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through March 31, 2015 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential	$120,096	22.0%	$118,692	22.7%
Home equity	34,329	6.3%	34,508	6.6%
Commercial	272,060	50.0%	249,632	47.7%
Total	426,485	78.3%	402,832	77.0%

Construction-residential	7,545	1.4%	8,129	1.6%
Construction-commercial	36,968	6.8%	35,786	6.8%
Total	44,513	8.2%	43,915	8.4%

Total real estate loans	470,998	86.5%	446,747	85.4%

Consumer loans	2,561	0.5%	2,662	0.5%
Commercial and industrial loans	71,093	13.0%	74,331	14.1%
Total loans	544,652	100.0%	523,740	100.0%

Deferred loan origination costs, net	859		944
Allowance for loan losses	(5,184)		(4,927)
Loans, net	$540,327		$519,757

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At March 31, 2015 and December 31, 2014, the Company was servicing loans for participating lenders totaling $17.0 million and $18.0 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $334,000 and $1.6 million in residential real estate loans to the secondary market during the three month periods ended March 31, 2015 and 2014, respectively. The unpaid principal balance of residential real estate loans serviced for others was $89.0 million at March 31, 2015 and $91.3 million at December 31, 2014. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan classes: commercial real estate, commercial construction and commercial and industrial. The risks evaluated in determining an adequate credit risk rating include the financial strength of the borrower and the collateral securing the loan. Commercial loans, including commercial and industrial, commercial real estate and commercial construction loans, are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention through loss. At least quarterly, classified assets are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

Residential real estate and residential construction loans are categorized into performing and nonperforming risk ratings. They are considered nonperforming when they are 90 days past due or have not returned to accrual status. Nonperforming residential loans are individually evaluated for impairment.

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

Loss. Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

The following table presents an analysis of total loans segregated by risk rating and segment as of March 31, 2015:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$64,371	$28,975	$260,345	$353,691
Special mention	3,775	5,826	8,535	18,136
Substandard	2,947	2,167	3,180	8,294
Total commercial loans	$71,093	$36,968	$272,060	$380,121

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$116,054	$7,545		$123,599
Nonperforming	4,042	—		4,042
Total residential loans (1)	$120,096	$7,545		$127,641

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,529	$33,983		$36,512
Nonperforming	32	346		378
Total consumer loans	$2,561	$34,329		$36,890

(1) At March 31, 2015, the Company had a total of $481,000 in residential real estate loans in the process of foreclosure.

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$66,442	$27,547	$234,866	$328,855
Special mention	4,991	5,843	10,034	20,868
Substandard	2,898	2,396	4,732	10,026
Total commercial loans	$74,331	$35,786	$249,632	$359,749

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$114,586	$8,129		$122,715
Nonperforming	4,106	—		4,106
Total residential loans	$118,692	$8,129		$126,821

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,630	$34,159		$36,789
Nonperforming	32	349		381
Total consumer loans	$2,662	$34,508		$37,170

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

Residential loans. In general, one-to-four family residential loans and home equity loans that are delinquent 90 days or more or are on nonaccrual status are classified nonperforming. An updated appraisal is obtained when the loan is 90 days or more delinquent. Any outstanding balance in excess of the fair value of the property, less cost to sell, is charged-off against the allowance for loan losses.

Consumer loans. Generally all loans are automatically considered for charge-off at 90 to 120 days from the contractual due date, unless there is liquid collateral in hand sufficient to repay principal and interest in full.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following portfolio segments: residential real estate, residential construction, commercial real estate, commercial and industrial, commercial construction, consumer and home equity. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each portfolio segment. Management deems 48 months to be an appropriate time frame on which to base historical losses for each portfolio segment. This historical loss factor is adjusted for qualitative factors for each portfolio segment including, but not limited to: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and changes in lending policies, experience, ability, depth of lending management and staff; and national and local economic conditions. Management follows a similar process to estimate its liability for off-balance-sheet commitments to extend credit.

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

During the three months ended March 31, 2015, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended March 31, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	145	(7)	152	83	24	5	(2)	400
Recoveries	—	—	1	—	—	7	1	9
Loans charged off	(85)	—	(3)	—	(53)	(11)	—	(152)
Balance as of March 31, 2015	$546	$100	$2,849	$651	$850	$36	$152	$5,184

Allowance for loan losses
Collectively evaluated for impairment	$499	$100	$2,816	$651	$818	$36	$149	$5,069
Individually evaluated for impairment	47	—	33	—	32	—	3	115
Total ending balance	$546	$100	$2,849	$651	$850	$36	$152	$5,184

Total loans
Collectively evaluated for impairment	$116,054	$7,545	$270,053	$34,801	$69,313	$2,561	$33,983	$534,310
Individually evaluated for impairment	4,042	—	2,007	2,167	1,780	—	346	10,342
Total ending balance	$120,096	$7,545	$272,060	$36,968	$71,093	$2,561	$34,329	$544,652

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for loan losses	139	13	1,479	1,672	1,867	43	58	5,271
Recoveries	—	—	74	—	83	23	1	181
Loans charged off	(303)	—	(975)	(1,539)	(2,181)	(66)	(57)	(5,121)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Allowance for loan losses
Collectively evaluated for impairment	$481	$107	$2,634	$568	$879	$35	$150	$4,854
Individually evaluated for impairment	5	—	65	—	—	—	3	73
Total ending balance	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Total loans
Collectively evaluated for impairment	$114,586	$8,129	$246,123	$33,391	$73,286	$2,662	$34,160	$512,337
Individually evaluated for impairment	4,106	—	3,509	2,395	1,045	—	348	11,403
Total ending balance	$118,692	$8,129	$249,632	$35,786	$74,331	$2,662	$34,508	$523,740

The following table presents the allowance for loan losses and select loan information as of and for the three months ended March 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for (reduction of) loan losses	(6)	16	148	61	1,929	13	40	2,201
Recoveries	—	—	—	—	1	5	—	6
Loans charged off	(233)	—	—	—	(2,033)	(19)	(56)	(2,341)
Balance as of March 31, 2014	$411	$110	$2,269	$496	$1,007	$34	$135	$4,462

Allowance for loan losses
Collectively evaluated for impairment	$407	$110	$2,129	$496	$997	$34	$135	$4,308
Individually evaluated for impairment	4	—	140	—	10	—	—	154
Total ending balance	$411	$110	$2,269	$496	$1,007	$34	$135	$4,462

Total loans
Collectively evaluated for impairment	$110,092	$7,109	$208,845	$39,341	$77,238	$2,358	$31,196	$476,179
Individually evaluated for impairment	3,165	—	6,358	4,098	1,674	—	240	15,535
Total ending balance	$113,257	$7,109	$215,203	$43,439	$78,912	$2,358	$31,436	$491,714

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended March 31, 2015:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,182	$3,389	$3,338	$—	$34
Residential construction	—	—	—	—	—
Commercial real estate	1,454	1,491	2,077	—	29
Commercial construction	2,167	3,706	2,281	—	4
Commercial and industrial	1,343	1,375	1,194	—	7
Consumer	—	—	—	—	—
Home equity	299	362	300	—	1
Total	$8,445	$10,323	$9,190	$—	$75

Impaired loans with a valuation allowance:
Residential real estate	$860	$860	$736	$47	$12
Residential construction	—	—	—	—	—
Commercial real estate	553	599	681	33	6
Commercial construction	—	—	—	—	—
Commercial and industrial	437	437	219	32	2
Consumer	—	—	—	—	—
Home equity	47	47	47	3	—
Total	$1,897	$1,943	$1,683	$115	$20

Total impaired loans:
Residential real estate	$4,042	$4,249	$4,074	$47	$46
Residential construction	—	—	—	—	—
Commercial real estate	2,007	2,090	2,758	33	35
Commercial construction	2,167	3,706	2,281	—	4
Commercial and industrial	1,780	1,812	1,413	32	9
Consumer	—	—	—	—	—
Home equity	346	409	347	3	1
Total	$10,342	$12,266	$10,873	$115	$95

The $10.3 million of impaired loans include $8.8 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2014:

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

The following table presents an aging analysis of past due loans and non-accrual loans at March 31, 2015:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,078	$176	$807	$3,061	$117,035	$120,096	$4,239
Residential construction	—	—	—	—	7,545	7,545	—
Commercial real estate	423	68	81	572	271,488	272,060	907
Commercial construction	396	—	1,483	1,879	35,089	36,968	2,167
Commercial and industrial	374	537	547	1,458	69,635	71,093	1,150
Consumer	20	32	—	52	2,509	2,561	32
Home equity	108	—	260	368	33,961	34,329	261
Total	$3,399	$813	$3,178	$7,390	$537,262	$544,652	$8,756

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$3,396	$542	$1,212	$5,150	$113,542	$118,692	$4,308
Residential construction	—	—	—	—	8,129	8,129	—
Commercial real estate	913	—	2,385	3,298	246,334	249,632	3,000
Commercial construction	550	—	1,558	2,108	33,678	35,786	2,396
Commercial and industrial	218	434	513	1,165	73,166	74,331	1,196
Consumer	28	—	13	41	2,621	2,662	32
Home equity	77	30	263	370	34,138	34,508	261
Total	$5,182	$1,006	$5,944	$12,132	$511,608	$523,740	$11,193

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

During the three months ended March 31, 2015, the Company had no TDRs that had defaulted and had been modified within the previous twelve month period. During the three months ended March 31, 2014, the Company had one TDR totaling $201,000 that had defaulted and had been modified within the previous twelve month period. TDR loans are considered defaulted at 90 days past due.

The Company did not have any new TDR activity during the three months ended March 31, 2015 and 2014.

The following is a summary of TDR loans by segment as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In Thousands)
Residential real estate	4	$862	4	$865
Residential construction	—	—	—	—
Commercial real estate	4	572	4	575
Commercial construction	2	1,879	2	2,108
Commercial and industrial	4	128	4	141
Consumer	—	—	—	—
Home equity	1	33	1	33
Total	15	$3,474	15	$3,722

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

Mortgage servicing rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the fair values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as Level 2.

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

Assets measured at fair value as of March 31, 2015 and December 31, 2014 on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$399	$399	$—	$—
Total equity securities	$399	$399	$—	$—

	Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$414	$414	$—	$—
Total equity securities	$414	$414	$—	$—

Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements Using
	March 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$5,454	$—	$—	$5,454
Other real estate owned	865	—	865	—
Loans held for sale	217	—	217	—
Impaired loans are presented net of their related specific reserves of $115,000 and charge offs of $1.9 million as of March 31, 2015.

	Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$5,184	$—	$—	$5,184
Other real estate owned	1,050	—	1,050	—

Impaired loans are presented net of their related specific reserves of $73,000 and charge offs of $2.3 million as of December 31, 2014.

Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values for financial instruments as of March 31, 2015 and December 31, 2014 were as follows:

		Fair Value Using
	Carrying Amount at March 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$50,716	$50,716	$—	$—
Available-for-sale securities	399	399	—	—
Held-to-maturity securities	33,424	—	34,208	—
FHLB stock	4,292	—	4,292	—

Loans:
Residential real estate	120,172	—	—	122,858
Residential construction	7,445	—	—	7,432
Commercial real estate	269,448	—	—	271,356
Commercial construction	36,317	—	—	36,565
Commercial and industrial	70,243	—	—	70,480
Consumer	2,525	—	—	2,720
Home equity	34,177	—	—	34,269
Net loans	540,327	—	—	545,680

Loans held for sale	217	—	217	—
Accrued interest and dividends receivable	1,651	—	1,651	—
Mortgage servicing rights	242	—	521	—

Financial liabilities:
Deposits	$488,706	$—	$489,725	$—
FHLB advances	83,537	—	84,454	—
Accrued interest payable	98	—	98	—

		Fair Value Using
	Carrying Amount at December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$49,769	$49,769	$—	$—
Available-for-sale securities	414	414	—	—
Held-to-maturity securities	33,747	—	34,229	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	118,837	—	—	121,296
Residential construction	8,022	—	—	8,008
Commercial real estate	247,246	—	—	248,316
Commercial construction	35,218	—	—	35,463
Commercial and industrial	73,452	—	—	73,668
Consumer	2,627	—	—	2,804
Home equity	34,355	—	—	34,453
Net loans	519,757	—	—	524,008

Loans held for sale	—	—	—	—
Accrued interest and dividends receivable	1,591	—	1,591	—
Mortgage servicing rights	269	—	622	—

Financial liabilities:
Deposits	$483,558	$—	$484,423	$—
FHLB advances	67,039	—	67,644	—
Accrued interest payable	82	—	82	—

9.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. As of March 31, 2015, a total of 60,731 shares may be repurchased under the current stock repurchase program. The Company may repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases are made under rule 10b-5(1) repurchase plans. The repurchased shares are held by the Company as treasury stock and are available for general corporate purposes.

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

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On April 24, 2015, the Company announced a quarterly cash dividend of $0.07 per share of its common stock to stockholders of record as of the close of business on May 8, 2015, payable on or about May 22, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the, Company") at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2014 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At March 31, 2015, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment of securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Our accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2014 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment are discussed in the Company's 2014 Annual Report on Form 10-K under "Critical Accounting Policies."

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $21.6 million, or 3.4%, from $639.2 million at December 31, 2014 to $660.8 million at March 31, 2015. The increase in total assets was primarily due to the increase in cash and cash equivalents of $947,000, or 1.9%, and an increase in net loans of $20.6 million, or 4.0%, from $519.8 million, or 81.3% of total assets at December 31, 2014, to $540.3 million, or 81.8% of total assets at March 31, 2015, partially offset by a decrease in held-to-maturity securities of $323,000, or 1.0%, to $33.4 million at March 31, 2015.

The significant components of the $20.6 million, or 4.0%, increase in net loans were an increase of $22.4 million, or 9.0%, in commercial real estate loans, an increase of $1.4 million, or 1.2%, in one-to-four-family residential real estate loans, and an increase of $598,000, or 1.4%, in construction loans. These increases were partially offset by a decrease in commercial and industrial loans of $3.2 million, or 4.4%, a decrease of $101,000, or 3.8%, in consumer loans and a decrease of $179,000, or 0.5%, in home equity loans. The increase in commercial real estate loans was due to the funding of outstanding loan commitments. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $89.0 million in loans sold to the secondary market. In order to service our customers management intends to continue to retain the servicing rights on all loans written and sold in the secondary market.

The held-to-maturity investment portfolio decreased $323,000, or 1.0%, from $33.7 million at December 31, 2014 to $33.4 million at March 31, 2015. The fair value of available-for-sale securities decreased $15,000, or 3.6%, from $414,000, at December 31, 2014 to $399,000, at March 31, 2015.

Total deposits increased $5.1 million, or 1.1%, from $483.6 million at December 31, 2014 to $488.7 million at March 31, 2015. Core deposits, which we consider to include all deposits except for certificates of deposit, decreased $5.5 million, or 1.8%, from $311.9 million at December 31, 2014 to $306.4 million at March 31, 2015. Demand deposits decreased $1.7 million, or 1.8%, to $96.2 million, money market accounts decreased $6.4 million, or 5.3%, to $114.7 million, NOW accounts increased $356,000, or 0.8%, to $42.5 million, and savings accounts increased $2.3 million, or 4.6%, to $53.0 million. Certificates of deposit increased $10.6 million, or 6.2%, from $171.6 million at December 31, 2014 to $182.3 million at March 31, 2015. The decrease of 1.8% in core deposits was mostly due to fluctuations in commercial accounts related to seasonal business activity and the decrease in money market accounts.

The Company utilizes borrowings from a variety of sources to supplement its supply of funds for loans and investments. FHLB advances increased $16.5 million, or 24.6%, from $67.0 million at December 31, 2014 to $83.5 million at March 31, 2015. The increase in FHLB advances was due to the $23.5 million increase in long-term advances, partially offset by paydowns of $7.0 million on long-term advances.

Stockholders’ equity was $88.2 million, or 13.3% of total assets, at March 31, 2015, compared to $88.1 million, or 13.8% of total assets, at December 31, 2014. The Company’s stockholders’ equity increased due to net income of $313,000 for the three months ended March 31, 2015, $146,000 in additional paid-in capital and earned compensation related to stock-based compensation, partially offset by the $369,000 cash dividend paid on February 19, 2015. The Company’s book value per share increased $0.02, or 0.1%, from $16.72 at December 31, 2014 to $16.74 at March 31, 2015.

Allowance for Loan Losses

Following is the activity in the allowance for loan losses and related ratios as of and for the periods indicated:

	At or for the Three Months Ended March 31,
	2015	2014
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$4,927	$4,596
Charged off loans:
Residential real estate	(85)	(233)
Construction	—	—
Commercial real estate	(3)	—
Commercial	(53)	(2,033)
Home equity	—	(56)
Consumer	(11)	(19)
Total charged off loans	(152)	(2,341)

Recoveries on loans previously charged off:
Residential real estate	—	—
Construction	—	—
Commercial real estate	1	—
Commercial	—	1
Home equity	1	—
Consumer	7	5
Total recoveries	9	6
Net loan charge offs	(143)	(2,335)
Provision for loan losses	400	2,201
Allowance for loan losses, end of period	$5,184	$4,462

Ratios:
Net loan charge offs to total average loans	0.03%	0.48%

Allowance for loan losses to total loans (1)	0.95%	0.91%

Allowance for loan losses to nonperforming loans (2)	59.21%	43.18%

Recoveries to charge offs	5.92%	0.26%

Net loans charged off to allowance for loan losses	2.76%	52.33%

(1)	Total loans includes net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At March 31, 2015, the Company had fifteen troubled debt restructured loans totaling $3.5 million, of which ten totaling $3.0 million were included in nonperforming loans. Five of the fifteen restructured loans totaling $490,000 were performing as modified. At March 31, 2014, the Company had twelve troubled debt restructured loans totaling $1.3 million, of which eight totaling $832,000 were included in nonperforming loans. Four of the twelve restructured loans totaling $496,000 were performing as modified.

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

At March 31, 2015, the allowance for loan losses represented 0.95% of total loans and 59.2% of nonperforming loans. The allowance for loan losses increased $257,000, or 5.2%, from $4.9 million at December 31, 2014 to $5.2 million at March 31, 2015. The increase of $257,000 was due to the $400,000 provision for loan losses, offset by net charge-offs of $143,000.

For the three months ended March 31, 2015, the provision for loan losses decreased $1.8 million from $2.2 million, for the three months ended March 31, 2014 to $400,000. The provision for loan losses of $2.2 million for the three months ended March 31, 2014 was due to the $2.0 million loan charge-off previously disclosed. Of the $400,000 provision for loan losses for the three months ended March 31, 2015, $215,000, or 53.8%, was due to the $20.9 million, or 4.0%, increase in total loans from $523.7 million at December 31, 2014 to $544.7 million at March 31, 2015, $42,000 was due to the increase in specific reserves and $143,000 was due to net charge-offs.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$4,239	$4,308
Commercial real estate	907	3,000
Commercial construction	2,167	2,396
Commercial and industrial	1,150	1,196
Home equity	261	261
Consumer	32	32
Total nonaccrual loans	8,756	11,193
Other real estate owned	865	1,050
Total nonperforming assets	$9,621	$12,243

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.61%	2.14%

Total nonperforming assets as a percentage of total assets (2)	1.46%	1.92%

(1)	Total loans equals net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At March 31, 2015, there were no loans that were over 90 days delinquent and still accruing interest.

At March 31, 2015, nonperforming loans decreased $2.4 million, or 21.8%, to $8.8 million compared to $11.2 million at December 31, 2014. The decrease in nonperforming loans is primarily due to the decrease of $2.1 million, or 69.8% in commercial real estate loans, a decrease of $229,000, or 9.6%, in commercial construction loans, a decrease of $69,000, or 1.6%, in residential real estate loans, and a decrease of $46,000, or 3.8% in commercial and industrial loans. The decrease in nonperforming commercial real estate loans was due to the sale of the underlying collateral of a $2.5 million commercial loan relationship previously disclosed. Proceeds from the sale of collateral were used to pay off the loan without any additional write-downs. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At March 31, 2015, other real estate owned decreased $185,000, or 17.6%, to $865,000 compared to $1.1 million at December 31, 2014.

Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2015		December 31, 2014
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
Deposit Type:		(Dollars In Thousands)
Demand deposits	$96,185	19.7%	$97,922	20.3%
NOW accounts	42,533	8.7%	42,177	8.7%
Savings accounts	53,049	10.8%	50,716	10.5%
Money market deposit accounts	114,678	23.5%	121,106	25.0%
Total core deposits	306,445	62.7%	311,921	64.5%
Certificates of deposit	182,261	37.3%	171,637	35.5%
Total deposits	$488,706	100.0%	$483,558	100.0%

Total deposits increased $5.1 million, or 1.1%, from $483.6 million at December 31, 2014 to $488.7 million at March 31, 2015. Core deposits, which we consider to include all deposits except for certificates of deposit, decreased $5.5 million, or 1.8%, from $311.9 million at December 31, 2014 to $306.4 million at March 31, 2015. Demand deposits decreased $1.7 million, or 1.8%, to $96.2 million, money market accounts decreased $6.4 million, or 5.3%, to $114.7 million, NOW accounts increased $356,000, or 0.8%, to $42.5 million, and savings accounts increased $2.3 million, or 4.6%, to $53.0 million. Certificates of deposit increased $10.6 million, or 6.2%, from $171.6 million at December 31, 2014 to $182.3 million at March 31, 2015. The decrease of 1.8% in core deposits was mostly due to fluctuations in commercial accounts related to seasonal business activity and the decrease in money market accounts.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General

The Company reported net income of $313,000, or $0.06 earnings per share, for the three months ended March 31, 2015, compared to a net loss of $1.4 million, or $0.27 loss per share, for the same period in 2014. The increase in net income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, was the result of a $1.8 million, or 81.8%, decrease in the provision for loan losses, an increase of $327,000, or 7.0% in net interest income and an increase of $53,000, or 9.0%, in non-interest income, partially offset by an increase of $252,000, or 5.5%, in non-interest expense and an increase of $257,000, or 146.9%, in income tax expense due to the higher level of taxable income during the three months ended March 31, 2015.

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

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$37,948	$619	6.62%	$48,000	$669	5.65%
Loans:
Residential real estate loans	121,230	1,149	3.84%	113,173	1,112	3.98%
Home equity	34,269	272	3.22%	31,691	276	3.53%
Commercial real estate loans	260,929	2,972	4.62%	212,198	2,512	4.80%
Residential construction	7,590	73	3.90%	6,747	69	4.15%
Commercial construction	35,796	370	4.19%	40,771	432	4.30%
Consumer loans	2,615	42	6.51%	2,368	37	6.34%
Commercial and industrial loans	73,303	726	4.02%	82,034	766	3.79%
Total loans (2)	535,732	5,604	4.24%	488,982	5,204	4.32%
Other interest-earning assets	33,673	19	0.23%	15,519	8	0.21%
Total interest-earning assets	607,353	6,242	4.17%	552,501	5,881	4.32%
Non-interest earning assets	41,749			40,573
Less: Allowance for loan losses	(5,007)			(4,488)
Total assets	$644,095			$588,586
Interest-bearing liabilities:
Deposits:
Money market accounts	$116,553	$79	0.27%	$111,113	$85	0.31%
Savings accounts (3)	51,662	13	0.10%	50,054	13	0.11%
NOW accounts	42,293	71	0.68%	41,093	88	0.87%
Certificates of deposit	178,753	550	1.25%	154,635	528	1.38%
Total interest-bearing deposits	389,261	713	0.74%	356,895	714	0.81%
Federal Home Loan Bank advances	70,355	263	1.52%	48,695	213	1.77%
Total interest-bearing liabilities	459,616	976	0.86%	405,590	927	0.93%
Demand deposits	95,307			89,581
Other non-interest bearing liabilities	515			673
Total liabilities	555,438			495,844
Total stockholders' equity	88,657			92,742
Total liabilities and stockholders' equity	$644,095			$588,586
Net interest-earning assets	$147,737			$146,911

Net interest income (fully-taxable equivalent)		5,266			4,954
Less: tax equivalent adjustment (1)		(243)			(258)
Net interest income		5,023			4,696
Net interest rate spread (fully-taxable equivalent) (4)			3.31%			3.39%

Net interest margin (fully-taxable equivalent) (5)			3.52%			3.64%

Ratio of interest earning assets to interest-earning liabilities			132.14%			136.22%

(1)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%. The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.

(2)	Total loans excludes loans held for sale and includes nonperforming loans.

(3)	Savings accounts include mortgagors' escrow deposits.

(4)
Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See 'Explanation of Use of Non-GAAP Financial Measurements'.

(5)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

Net interest income, on a tax equivalent basis, increased $312,000, or 6.3%, to $5.3 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Net interest margin, on a tax equivalent basis, decreased 12 basis points from 3.64% for the three months ended March 31, 2014 to 3.52% for the three months ended March 31, 2015.

Interest and dividend income, on a tax equivalent basis, increased $361,000, or 6.1%, from $5.9 million for the three months ended March 31, 2014 to $6.2 million for the three months ended March 31, 2015. Average interest-earning assets increased $54.9 million, or 9.9%, from $552.5 million at March 31, 2014 to $607.4 million at March 31, 2015. Average loans increased $46.8 million, or 9.6%, primarily due to the increase in average commercial real estate loans of $48.7 million, or 23.0%. Average investment securities decreased $10.1 million, or 20.9%, for the period due to the maturities in the U.S. Treasury and certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, increased $18.2 million, or 117.0%. The tax equivalent yield on average interest-earning assets decreased 15 basis points to 4.17% for the three months ended March 31, 2015, primarily as a result of lower market rates of interest.

Total interest expense increased $49,000, or 5.3%, to $976,000 for the three months ended March 31, 2015 from $927,000 for the three months ended March 31, 2014, due to the $50,000, or 23.5%, increase in other borrowed funds. Average interest-bearing liabilities decreased $54.0 million, or 13.3%, to $459.6 million for the three months ended March 31, 2015 from $405.6 million for the three months ended March 31, 2014. Rates paid on average interest-bearing liabilities declined seven basis points from 0.93% for the three months ended March 31, 2014 to 0.86% for the three months ended March 31, 2015. The lower interest rate environment led to a decrease in rates paid for certificates of deposit of 13 basis points from 1.38% at March 31, 2014 to 1.25% for the three months ended March 31, 2015. The cost of FHLB advances decreased 25 basis points from 1.77% for the three months ended March 31, 2014 to 1.52% for the three months ended March 31, 2015.

Provision for Loan Losses

The provision for loan losses decreased $1.8 million, or 81.8%, from $2.2 million for the three months ended March 31, 2014 to $400,000 for the three months ended March 31, 2015. For the three months ended March 31, 2015, net charge-offs decreased $2.2 million from $2.3 million, or 0.48% of total average loans, for the three months ended March 31, 2014, to $143,000, or 0.03% of total average loans. Nonperforming loans decreased $1.6 million, or 15.3%, from $10.3 million, or 2.14% of total loans, at March 31, 2014, to $8.8 million, or 1.61% of total loans, at March 31, 2015. The allowance for loan losses as a percentage of total loans increased from 0.91% at March 31, 2014 to 0.95% at March 31, 2015. The allowance for loan losses as a percentage of nonperforming loans increased from 43.2% at March 31, 2014 to 59.2% at March 31, 2015.

Non-Interest Income

Non-interest income increased $53,000, or 9.0%, from $589,000 for the three months ended March 31, 2014 to $642,000 for the three months ended March 31, 2015. The increase was due to the $82,000, or 100.0%, decrease in net losses on the sale of OREO and an increase of $19,000, or 3.8%, in income from service charges, fees and commissions, partially offset by a decrease of $34,000, or 100.0%, in gain on the sale of available-for-sale securities and a decrease of $14,000, or 26.4%, in income from loan sales and servicing.

Non-Interest Expenses

Non-interest expense increased $252,000, or 5.5%, to $4.9 million for the three months ended March 31, 2015 compared to $4.6 million the three months ended March 31, 2014. The increase in non-interest expense was a result of the $79,000, or 98.8%, increase in foreclosure related expenses, an increase in occupancy expense of $27,000, or 6.0%, due to the increased cost of snow removal during the three months ended March 31, 2015, an increase in FDIC insurance expense of $39,000, or 46.4%, an increase in data processing of $20,000, or 5.8%, an increase in salaries and benefits of $19,000, or 0.8%, an increase in other non-interest expense of $81,000, or 14.7%, and an increase in stationary, supplies and postage of $15,000, or 25.0%. These increases were partially offset by the decrease in advertising expense of $24,000, or 14.2%, a decrease of $2,000, or 1.1%, in professional fees and a decrease in furniture and equipment of $2,000, or 1.1%,

Income Taxes

Income tax expense increased from a tax benefit of $175,000 for the three months ended March 31, 2014 to a tax expense of $82,000 for the three months ended March 31, 2015. The tax expense was the result of a higher level of taxable income during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2015		2014
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$376	4.02%	$411	3.47%
Tax equivalent adjustment (1)	243		258
Investment securities (tax equivalent basis)	$619	6.62%	$669	5.65%

Net interest income (no tax adjustment)	$5,023		$4,696
Tax equivalent adjustment (1)	243		258
Net interest income (tax equivalent basis)	$5,266		$4,954

Interest rate spread (no tax adjustment)		3.15%		3.20%
Net interest margin (no tax adjustment)		3.35%		3.45%
(1) The tax equivalent adjustment is based on a combined federal and state tax rate of 41% for all periods presented.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity. Our short-term securities primarily consist of U.S. Treasury and government agencies, which we use primarily for collateral purposes for sweep accounts maintained by commercial customers. The balances of these securities fluctuate as the aggregate balance of our sweep accounts fluctuate.

We regularly adjust our investments in liquid assets based upon our assessment of:  (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, total cash and cash equivalents totaled $50.7 million, net of reserve requirements.

In addition, at March 31, 2015, the Company had the ability to borrow a total of approximately $138.1 million from the FHLB. On March 31, 2015, we had $83.5 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $52.6 million at March 31, 2015. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2015 totaled $114.0 million, or 62.64%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at March 31, 2015.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2015
Total Capital to Risk Weighted Assets
Company	$90,955	17.0%	$42,865	8.0%	N/A	N/A
Bank	$78,350	14.7%	$42,733	8.0%	$53,416	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$85,767	16.0%	$32,149	6.0%	N/A	N/A
Bank	$73,162	13.7%	$32,050	6.0%	$42,733	8.0%
Tier 1 Capital to Average Assets
Company	$85,767	13.4%	$25,667	4.0%	N/A	N/A
Bank	$73,162	11.4%	$25,600	4.0%	$32,000	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets
Company	$85,767	16.0%	$24,112	4.5%	N/A	N/A
Bank	$73,162	13.7%	$24,037	4.5%	$41,600	6.5%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014
Total Capital to Risk Weighted Assets
Company	$91,331	17.5%	$41,808	8.0%	N/A	N/A
Bank	$78,337	15.0%	$41,677	8.0%	$52,096	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$86,384	16.5%	$20,904	4.0%	N/A	N/A
Bank	$73,390	14.1%	$20,838	4.0%	$31,257	6.0%
Tier 1 Capital to Average Assets
Company	$86,384	13.8%	$24,956	4.0%	N/A	N/A
Bank	$73,390	11.8%	$24,871	4.0%	$31,088	5.0%

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
The following is a reconciliation of the Company's stockholders' equity as disclosed in the consolidated balance sheet under GAAP to regulatory capital as disclosed in the table above.

	March 31,
	2015	2014
	(In Thousands)
Total equity determined under GAAP	$88,215	$90,658
Accumulated other comprehensive income	(20)	(25)
Disallowed mortgage servicing assets	—	(35)
Disallowed deferred tax assets	(2,428)	—
Tier 1 Capital	85,767	90,598
Allowable allowance for loan losses	5,184	4,462
Unrealized gain on available-for-sale equity securities, net of tax	4	17
Total regulatory capital	$90,955	$95,077

Restrictions on Dividends and Stock Repurchases

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

On January 26, 2015, the Company declared a cash dividend of $0.07 per share payable on February 20, 2015.

On April 24, 2015, the Company declared a cash dividend of $0.07 per share payable on May 22, 2015.

See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds regarding stock repurchases.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2015	December 31, 2014
Commitments to grant loans	$34,695	$35,418
Unfunded commitments for construction loans	16,033	17,210
Unfunded commitments under lines of credit	81,075	79,092
Standby letters of credit	1,046	904

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.0 million and $904,000 at March 31, 2015 and December 31, 2014, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2015 and December 31, 2014 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2015 through March 31, 2016 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	(0.9)%
Up 400 - 24 months	(0.3)%
Up 300 - 12 months shock	0.3%
Up 200 - 12 months	(0.3)%
Up 100 - 12 months shock	0.5%
Base
Down 100 - 12 months	(1.0)%

As indicated in the table above, the results of a 100 and 300 basis point shock increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 0.5% and 0.3%, respectively. A 200 basis point increase over 12-months is estimated to decrease net interest income by 0.3%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 0.3% and 0.9% in the first twelve months, respectively. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.0%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2015, the risk factors for the Company have not changed materially from those reported in our 2014 Annual Report on Form 10-K. However, the risks described in our 2014 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the three months ended March 31, 2015, the Company did not repurchase any shares of Company stock. The following table provides information regarding the Company's purchase of its equity securities during the three months ended March 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January1-31, 2015	—	$—	211,269	60,731
February 1-28, 2015	—	—	211,269	60,731
March 1-31, 2015	—	—	211,269	60,731
Total	—	$—
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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014,  (iii) the Consolidated Statement of Comprehensive Income (Loss) for each of the three months ended March 31, 2015 and 2014, (iv) the Consolidated Changes in Stockholders' Equity for each of the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: May 8, 2015	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 8, 2015		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)