Form 10-Q
period 2015-06-30
CHICOPEE BANCORP, INC.
filed 2015-08-07
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Yes [   ]    No [X]

As of August 4, 2015, there were 5,271,470 shares of the Registrant’s Common Stock outstanding.

1

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$12,412	$8,794
Federal funds sold	4,303	2,915
Interest-bearing deposits with the Federal Reserve Bank of Boston	19,301	38,060
Total cash and cash equivalents	36,016	49,769

Securities available for sale, at fair value	400	414
Securities held to maturity, at cost (fair value of $33,991 at June 30, 2015 and $34,229 at December 31, 2014)	33,101	33,747
Federal Home Loan Bank stock, at cost	4,605	3,914
Loans, net of allowance for loan losses of $5,399 at June 30, 2015 and $4,927 at December 31, 2014	566,845	519,757
Other real estate owned	1,060	1,050
Mortgage servicing rights	222	269
Bank owned life insurance	14,706	14,531
Premises and equipment, net	8,748	8,855
Accrued interest and dividends receivable	1,721	1,591
Deferred income tax asset	3,688	3,683
Other assets	1,343	1,642
Total assets	$672,455	$639,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$93,676	$97,922
NOW accounts	44,955	42,177
Savings accounts	52,149	50,716
Money market deposit accounts	124,750	121,106
Total core deposits	315,530	311,921
Certificates of deposit	177,222	171,637
Total deposits	492,752	483,558

Federal Home Loan Bank of Boston advances	90,426	67,039
Accrued expenses and other liabilities	498	491
Total liabilities	583,676	551,088

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,271,470 and 5,270,670 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	72,479	72,479
Treasury stock, at cost (2,167,898 and 2,168,698 shares at June 30, 2015 and December 31, 2014, respectively)	(29,106)	(29,119)
Additional paid-in-capital	3,743	3,595
Unearned compensation (restricted stock awards)	(4)	(7)
Unearned compensation (Employee Stock Ownership Plan)	(3,124)	(3,273)
Retained earnings	44,771	44,430
Accumulated other comprehensive income	20	29
Total stockholders' equity	88,779	88,134
Total liabilities and stockholders' equity	$672,455	$639,222

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$5,877	$5,371	$11,481	$10,577
Interest and dividends on securities	376	403	753	814
Interest on other interest-earning assets	20	10	39	18
Total interest and dividend income	6,273	5,784	12,273	11,409

Interest expense:
Deposits	703	705	1,415	1,420
Federal Home Loan Bank of Boston advances	317	216	581	429
Total interest expense	1,020	921	1,996	1,849

Net interest income	5,253	4,863	10,277	9,560
Provision for loan losses	207	2,774	607	4,975
Net interest income, after provision for loan losses	5,046	2,089	9,670	4,585

Non-interest income:
Service charges, fees and commissions	584	565	1,099	1,061
Net loan sales and servicing	77	56	116	109
Net gain on sales of available-for-sale securities	—	—	—	34
Net loss on sale of other real estate owned	—	—	—	(10)
OREO writedowns	—	—	—	(72)
Increase in cash surrender value of bank owned life insurance	87	90	175	178
Total non-interest income	748	711	1,390	1,300

Non-interest expenses:
Salaries and employee benefits	2,571	2,472	5,107	4,989
Occupancy expenses	370	362	844	810
Furniture and equipment	168	192	349	352
FDIC insurance and assessment	118	107	241	191
Data processing services	380	360	745	706
Professional fees	202	177	380	357
Advertising expense	144	164	289	332
Stationery, supplies and postage	56	68	132	128
Foreclosure expense	94	167	254	247
Other non-interest expense	671	625	1,303	1,200
Total non-interest expenses	4,774	4,694	9,644	9,312

Income (loss) before income taxes	1,020	(1,894)	1,416	(3,427)
Income tax expense (benefit)	278	(1,854)	360	(2,029)
Net income (loss)	$742	$(40)	$1,056	$(1,398)

Earnings (loss) per share:
Basic	$0.15	$(0.01)	$0.21	$(0.28)
Diluted	$0.15	$(0.01)	$0.21	$(0.28)

Adjusted weighted average shares outstanding:
Basic	4,943,290	5,069,669	4,942,965	5,074,340
Diluted	5,018,601	5,162,529	5,015,703	5,171,603

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Net income (loss)	$742	$(40)

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during period on investment securities available-for-sale	1	(1)
Total other comprehensive income (loss), net of tax	1	(1)
Total comprehensive income (loss)	$743	$(41)

	Six Months Ended
	June 30,
	2015	2014
Net income (loss)	$1,056	$(1,398)

Other comprehensive income (loss), net of tax
Unrealized holding losses arising during period on available-for-sale securities	(14)	(9)
Reclassification adjustment for gains realized in net income (1)	—	(34)
Tax effect	5	15
Total other comprehensive loss, net of tax	(9)	(28)
Total comprehensive income (loss)	$1,047	$(1,426)

 (1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2015 and 2014
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

Comprehensive loss:
Net loss	—	—	—	—	—	(1,398)	—	(1,398)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $15)	—	—	—	—	—	—	(28)	(28)
Total comprehensive loss								(1,426)
Treasury stock purchased (24,529 shares)	—	(416)	—	—	—	—	—	(416)
Stock options exercised (2,200 shares)	—	41	(8)	—	—	—	—	33
Stock option expense	—	—	60	—	—	—	—	60
Change in unearned compensation:
Restricted stock award expense	—	—	—	3	—	—	—	3
Common stock held by ESOP committed to be released	—	—	108	—	149	—	—	257
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(736)	—	(736)
Balance at June 30, 2014	$72,479	$(26,810)	$3,459	$(9)	$(3,422)	$44,284	$24	$90,005

Balance at December 31, 2014	$72,479	$(29,119)	$3,595	$(7)	$(3,273)	$44,430	$29	$88,134

Comprehensive income:
Net income	—	—	—	—	—	1,056	—	1,056
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $5)	—	—	—	—	—	—	(9)	(9)
Total comprehensive income								1,047
Stock option expense	—	—	53	—	—	—	—	53
Stock options exercised (800 shares)	—	13	(2)	—	—	—	—	11
Change in unearned compensation:
Restricted stock award expense	—	—	—	3	—	—	—	3
Common stock held by ESOP committed to be released	—	—	97	—	149	—	—	246
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(715)	—	(715)
Balance at June 30, 2015	$72,479	$(29,106)	$3,743	$(4)	$(3,124)	$44,771	$20	$88,779
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$1,056	$(1,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	359	421
Provision for loan losses	607	4,975
Increase in cash surrender value of bank owned life insurance	(175)	(178)
Net realized gain on sales of securities available for sale	—	(34)
Change in mortgage servicing rights	47	48
Net loss on other real estate owned	—	82
Loans originated for sale	(1,212)	(3,053)
Proceeds from loan sales	1,228	2,992
Realized gains on sales of mortgage loans	(16)	(28)
Decrease (increase) in other assets	299	(1,799)
(Increase) decrease in accrued interest and dividends receivable	(130)	60
Increase (decrease) in other liabilities	7	(343)
Change in unearned compensation	249	260
Stock option expense	53	60
Net cash provided by operating activities	2,372	2,065

Cash flows from investing activities:
Purchase of premises and equipment	(252)	(286)
Loan originations, net of principal payments	(47,890)	(28,980)
Proceeds from sales of other real estate owned	185	325
Proceeds from sales of securities available-for-sale	—	187
Maturities of held-to-maturity securities	—	10,347
Proceeds from principal paydowns of held-to-maturity securities	646	610
Purchase of Federal Home Loan Bank stock	(691)	—
Net cash used by investing activities	(48,002)	(17,797)

Cash flows from financing activities:
Net increase in deposits	9,194	8,075
Proceeds from long-term FHLB advances	33,100	19,500
Repayments of long-term FHLB advances	(9,713)	(10,844)
Proceeds from short-term FHLB advances	—	5,000
Treasury stock purchased	—	(416)
Cash dividends paid on common stock	(715)	(736)
Stock options exercised	11	33
Net cash provided by financing activities	31,877	20,612

Net (decrease) increase in cash and cash equivalents	(13,753)	4,880

Cash and cash equivalents at beginning of period	49,769	18,915

Cash and cash equivalents at end of period	$36,016	$23,795

Supplemental cash flow information:
Interest paid on deposits	$1,415	$1,420
Interest paid on borrowings	559	420
Income taxes paid	299	12
Transfers from loans to other real estate owned	195	1,166

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2015 and 2014

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of June 30, 2015 and for the periods ended June 30, 2015 and 2014 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The results for the six months ended June 30, 2015 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except share data )	2015	2014	2015	2014
Net income (loss)	$742	$(40)	$1,056	$(1,398)

Average number of shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,168,346)	(2,011,810)	(2,168,521)	(2,006,989)
Less: average number of unallocated ESOP shares	(327,332)	(357,089)	(327,332)	(357,089)
Less: average number of dilutive restricted stock awards	(400)	(800)	(550)	(950)

Adjusted weighted average number of common shares outstanding	4,943,290	5,069,669	4,942,965	5,074,340
Plus: dilutive outstanding restricted stock awards	122	614	228	737
Plus: dilutive outstanding stock options	75,189	92,246	72,510	96,526
Weighted average number of diluted shares outstanding	5,018,601	5,162,529	5,015,703	5,171,603

Net income (loss) per share:
Basic-common stock	$0.15	$(0.01)	$0.21	$(0.28)
Basic-unvested share-based payment awards	$0.15	$(0.01)	$0.21	$(0.28)

Diluted-common stock	$0.15	$(0.01)	$0.21	$(0.28)
Diluted-unvested share-based payment awards	$0.15	$(0.01)	$0.21	$(0.28)

There were 87,000 stock options that were not included in the calculation of diluted earnings per share for the six months ended June 30, 2014 and June 30, 2015 because the effect was anti-dilutive. Given the loss for the three and six months ended June 30, 2014, diluted loss per share did not differ from basic loss per share as all potential shares were anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the six month periods ended June 30, 2015 or 2014.

A summary of options under the Plan as of June 30, 2015 and changes during the six months ended June 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	653,098	$14.57	3.83	$1,894
Exercised	(800)	14.00	6.69	—
Forfeited or expired	(6,200)	16.06	7.40	—
Outstanding at June 30, 2015	646,098	$14.55	3.29	$1,645
Exercisable at June 30, 2015	570,097	$14.39	2.76	$1,547
Exercisable at June 30, 2014	546,897	$14.33	3.52	$1,460

The weighted-average grant-date fair value of the options outstanding and exercisable at June 30, 2015 was $3.81 and $3.85, respectively. For the six months ended June 30, 2015, share based compensation expense applicable to options granted under the Plan was $53,000. For the six months ended June 30, 2014, share based compensation expense applicable to options granted under the Plan was $60,000. As of June 30, 2015, unrecognized stock-based compensation expense related to non-vested options amounted to $216,000. This amount is expected to be recognized over a period of 2.17 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of June 30, 2015 is $14.08. The Company recorded compensation cost related to stock awards of approximately $3,000 for each of the six month periods ended June 30, 2015 and 2014. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the six months ended June 30, 2015 and 2014. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of June 30, 2015, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $4,000. This amount is expected to be recognized over a period of 0.70 years.

A summary of the status of the Company’s stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	800	$14.08
Vested	400	14.08
Outstanding at June 30, 2015	400	$14.08

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

A total of 150,000 phantom stock units are available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the six months ended June 30, 2015 and 2014, was $13,000 and $23,000, respectively. There were no phantom stock units granted during the six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, 7,016 phantom stock units were outstanding.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

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

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$31	$—	$400
Total available-for-sale securities	$369	$31	$—	$400

Held-to-maturity securities:
Corporate and industrial revenue bonds	$32,807	$880	$—	$33,687
Collateralized mortgage obligations	294	10	—	304
Total held-to-maturity securities	$33,101	$890	$—	$33,991

Non-marketable securities:
Federal Home Loan Bank stock	$4,605	$—	$—	$4,605
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,788	$—	$—	$4,788

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$45	$—	$414
Total available-for-sale securities	$369	$45	$—	$414

Held-to-maturity securities:
Corporate and industrial revenue bonds	$33,344	$467	—	$33,811
Collateralized mortgage obligations	403	15	—	418
Total held-to-maturity securities	$33,747	$482	$—	$34,229

Non-marketable securities:
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one year through five years	8,101	8,509
Due after five years through ten years	—	—
Due after ten years	25,000	25,482
Total	$33,101	$33,991

There were no sales of available-for-sale securities during the six months ended June 30, 2015. During the six months ended June 30, 2014, proceeds from sales of available-for-sale securities amounted to $187,000 with gross realized gains of $34,000. The tax provision applicable to the net realized gain for the six months ended June 30, 2014 was $8,000.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired.

Unrealized Losses on Investment Securities
There were no continuous unrealized losses as of June 30, 2015 and December 31, 2014.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $4.6 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the six months ended June 30, 2015 and 2014, the Company received $35,000 and $29,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through June 30, 2015 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets in the consolidated statement of financial condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of June 30, 2015 and December 31, 2014, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through June 30, 2015 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential	$125,325	21.9%	$118,692	22.7%
Home equity	35,430	6.2%	34,508	6.6%
Commercial	291,818	51.1%	249,632	47.7%
Total	452,573	79.2%	402,832	77.0%

Construction-residential	5,732	1.0%	8,129	1.6%
Construction-commercial	37,588	6.6%	35,786	6.8%
Total	43,320	7.6%	43,915	8.4%

Total real estate loans	495,893	86.8%	446,747	85.4%

Consumer loans	2,599	0.5%	2,662	0.5%
Commercial and industrial loans	72,886	12.7%	74,331	14.1%
Total loans	571,378	100.0%	523,740	100.0%

Deferred loan origination costs, net	866		944
Allowance for loan losses	(5,399)		(4,927)
Loans, net	$566,845		$519,757

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At June 30, 2015 and December 31, 2014, the Company was servicing loans for participating lenders totaling $17.0 million and $18.0 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $1.2 million and $3.0 million in residential real estate loans to the secondary market during the six month periods ended June 30, 2015 and 2014, respectively. The unpaid principal balance of residential real estate loans serviced for others was $83.0 million at June 30, 2015 and $91.3 million at December 31, 2014. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

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

Loss. Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

The following table presents an analysis of total loans segregated by risk rating and segment as of June 30, 2015:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$66,002	$31,073	$279,998	$377,073
Special mention	4,178	5,781	8,438	18,397
Substandard	2,706	734	3,382	6,822
Total commercial loans	$72,886	$37,588	$291,818	$402,292

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$122,101	$5,732		$127,833
Nonperforming	3,224	—		3,224
Total residential loans (1)	$125,325	$5,732		$131,057

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,552	$35,247		$37,799
Nonperforming	47	183		230
Total consumer loans	$2,599	$35,430		$38,029

(1) At June 30, 2015, the Company had a total of $379,000 in residential real estate loans in the process of foreclosure.

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$66,442	$27,547	$234,866	$328,855
Special mention	4,991	5,843	10,034	20,868
Substandard	2,898	2,396	4,732	10,026
Total commercial loans	$74,331	$35,786	$249,632	$359,749

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$114,586	$8,129		$122,715
Nonperforming	4,106	—		4,106
Total residential loans	$118,692	$8,129		$126,821

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,630	$34,159		$36,789
Nonperforming	32	349		381
Total consumer loans	$2,662	$34,508		$37,170

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

Commercial real estate loans.  Commercial real estate loans that are delinquent 90 days or more or are on nonaccrual status are classified nonperforming. An updated appraisal may be obtained when the loan is 90 days or more delinquent. Any outstanding balance in excess of the fair value of the property, less cost to sell, may be charged-off against the allowance for loan losses.

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

Commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself as well as national and local economic conditions. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

During the six months ended June 30, 2015, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2015.

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2015	$546	$100	$2,849	$651	$850	$36	$152	$5,184
Provision for (reduction of) loan losses	24	(40)	291	(59)	(31)	3	19	207
Recoveries	—	—	1	38	4	6	1	50
Loans charged off	—	—	(3)	—	(9)	(14)	(16)	(42)
Balance as of June 30, 2015	$570	$60	$3,138	$630	$814	$31	$156	$5,399

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	169	(47)	444	24	(7)	7	17	607
Recoveries	—	—	1	38	4	14	2	59
Loans charged off	(85)	—	(6)	—	(62)	(25)	(16)	(194)
Balance as of June 30, 2015	$570	$60	$3,138	$630	$814	$31	$156	$5,399

Allowance for loan losses
Collectively evaluated for impairment	$525	$60	$3,112	$630	$784	$31	$155	$5,297
Individually evaluated for impairment	45	—	26	—	30	—	1	102
Total ending balance	$570	$60	$3,138	$630	$814	$31	$156	$5,399

Total loans
Collectively evaluated for impairment	$122,101	$5,732	$289,786	$36,854	$71,223	$2,599	$35,247	$563,542
Individually evaluated for impairment	3,224	—	2,032	734	1,663	—	183	7,836
Total ending balance	$125,325	$5,732	$291,818	$37,588	$72,886	$2,599	$35,430	$571,378

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for loan losses	139	13	1,479	1,672	1,867	43	58	5,271
Recoveries	—	—	74	—	83	23	1	181
Loans charged off	(303)	—	(975)	(1,539)	(2,181)	(66)	(57)	(5,121)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Allowance for loan losses
Collectively evaluated for impairment	$481	$107	$2,634	$568	$879	$35	$150	$4,854
Individually evaluated for impairment	5	—	65	—	—	—	3	73
Total ending balance	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Total loans
Collectively evaluated for impairment	$114,586	$8,129	$246,123	$33,391	$73,286	$2,662	$34,160	$512,337
Individually evaluated for impairment	4,106	—	3,509	2,395	1,045	—	348	11,403
Total ending balance	$118,692	$8,129	$249,632	$35,786	$74,331	$2,662	$34,508	$523,740

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2014.

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2014	$411	$110	$2,269	$496	$1,007	$34	$135	$4,462
Provision for (reduction of) loan losses	97	(29)	932	1,536	205	8	25	2,774
Recoveries	—	—	74	—	—	7	—	81
Loans charged off	—	—	(938)	(1,538)	(132)	(18)	—	(2,626)
Balance as of June 30, 2014	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for (reduction of) loan losses	91	(13)	1,080	1,598	2,134	20	66	4,975
Recoveries	—	—	74	—	1	12	—	87
Loans charged off	(233)	—	(938)	(1,539)	(2,165)	(36)	(57)	(4,967)
Balance as of June 30, 2014	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691

Allowance for loan losses
Collectively evaluated for impairment	$491	$81	$2,312	$494	$1,080	$31	$158	$4,647
Individually evaluated for impairment	17	—	25	—	—	—	2	44
Total ending balance	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691

Total loans
Collectively evaluated for impairment	$111,550	$6,854	$224,493	$39,283	$83,628	$2,529	$32,209	$500,546
Individually evaluated for impairment	3,297	—	3,626	2,788	1,636	—	261	11,608
Total ending balance	$114,847	$6,854	$228,119	$42,071	$85,264	$2,529	$32,470	$512,154

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2015:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,369	$2,541	$2,775	$—	$27
Residential construction	—	—	—	—	—
Commercial real estate	1,605	2,256	1,530	—	26
Commercial construction	734	2,272	1,451	—	4
Commercial and industrial	1,230	1,247	1,286	—	23
Consumer	—	—	—	—	—
Home equity	151	178	224	—	—
Total	$6,089	$8,494	$7,266	$—	$80

Impaired loans with a valuation allowance:
Residential real estate	$855	$855	$858	$45	$12
Residential construction	—	—	—	—	—
Commercial real estate	427	427	490	26	7
Commercial construction	—	—	—	—	—
Commercial and industrial	433	433	435	30	7
Consumer	—	—	—	—	—
Home equity	32	32	40	1	1
Total	$1,747	$1,747	$1,823	$102	$27

Total impaired loans:
Residential real estate	$3,224	$3,396	$3,633	$45	$39
Residential construction	—	—	—	—	—
Commercial real estate	2,032	2,683	2,020	26	33
Commercial construction	734	2,272	1,451	—	4
Commercial and industrial	1,663	1,680	1,721	30	30
Consumer	—	—	—	—	—
Home equity	183	210	264	1	1
Total	$7,836	$10,241	$9,089	$102	$107

The $7.8 million of impaired loans include $6.3 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2015.

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,369	$2,541	$3,015	$—	$61
Residential construction	—	—	—	—	—
Commercial real estate	1,605	2,256	1,920	—	55
Commercial construction	734	2,272	1,765	—	8
Commercial and industrial	1,230	1,247	1,206	—	30
Consumer	—	—	—	—	—
Home equity	151	178	250	—	1
Total	$6,089	$8,494	$8,156	$—	$155

Impaired loans with a valuation allowance:
Residential real estate	$855	$855	$776	$45	$24
Residential construction	—	—	—	—	—
Commercial real estate	427	427	596	26	13
Commercial construction	—	—	—	—	—
Commercial and industrial	433	433	290	30	9
Consumer	—	—	—	—	—
Home equity	32	32	42	1	1
Total	$1,747	$1,747	$1,704	$102	$47

Total impaired loans:
Residential real estate	$3,224	$3,396	$3,791	$45	$85
Residential construction	—	—	—	—	—
Commercial real estate	2,032	2,683	2,516	26	68
Commercial construction	734	2,272	1,765	—	8
Commercial and industrial	1,663	1,680	1,496	30	39
Consumer	—	—	—	—	—
Home equity	183	210	292	1	2
Total	$7,836	$10,241	$9,860	$102	$202

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,495	$3,617	$2,634	$—	$105
Residential construction	—	—	—	—	—
Commercial real estate	2,700	3,317	3,535	—	55
Commercial construction	2,395	3,934	3,270	—	111
Commercial and industrial	1,045	1,057	1,300	—	43
Consumer	—	—	—	—	—
Home equity	301	366	238	—	10
Total	$9,936	$12,291	$10,977	$—	$324

Impaired loans with a valuation allowance:
Residential real estate	$611	$611	$859	$5	$32
Residential construction	—	—	—	—	—
Commercial real estate	809	809	694	65	23
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	47	—	1
Consumer	—	—	—	—	—
Home equity	47	47	65	3	1
Total	$1,467	$1,467	$1,665	$73	$57

Total impaired loans:
Residential real estate	$4,106	$4,228	$3,493	$5	$137
Residential construction	—	—	—	—	—
Commercial real estate	3,509	4,126	4,229	65	78
Commercial construction	2,395	3,934	3,270	—	111
Commercial and industrial	1,045	1,057	1,347	—	44
Consumer	—	—	—	—	—
Home equity	348	413	303	3	11
Total	$11,403	$13,758	$12,642	$73	$381

The $11.4 million of impaired loans include $11.2 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2014:

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

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2014.

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

The following table presents an aging analysis of past due loans and non-accrual loans at June 30, 2015:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$1,864	$465	$578	$2,907	$122,418	$125,325	$3,462
Residential construction	—	—	—	—	5,732	5,732	—
Commercial real estate	1,228	65	78	1,371	290,447	291,818	894
Commercial construction	769	—	243	1,012	36,576	37,588	734
Commercial and industrial	119	514	418	1,051	71,835	72,886	1,081
Consumer	11	—	29	40	2,559	2,599	47
Home equity	83	21	151	255	35,175	35,430	99
Total	$4,074	$1,065	$1,497	$6,636	$564,742	$571,378	$6,317

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$3,396	$542	$1,212	$5,150	$113,542	$118,692	$4,308
Residential construction	—	—	—	—	8,129	8,129	—
Commercial real estate	913	—	2,385	3,298	246,334	249,632	3,000
Commercial construction	550	—	1,558	2,108	33,678	35,786	2,396
Commercial and industrial	218	434	513	1,165	73,166	74,331	1,196
Consumer	28	—	13	41	2,621	2,662	32
Home equity	77	30	263	370	34,138	34,508	261
Total	$5,182	$1,006	$5,944	$12,132	$511,608	$523,740	$11,193

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

During the six months ended June 30, 2015 and 2014, the Company had no TDRs that had defaulted and had been modified within the previous twelve month periods. TDR loans are considered defaulted at 90 days past due.

The Company did not have any new TDR activity during the three and six months ended June 30, 2015.

The following table provides new TDR activity by segment during the periods indicated:

For the Three and Six Months Ended June 30, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	1	$252	$252
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	1	$252	$252

The following is a summary of TDR loans by segment as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In Thousands)
Residential real estate	4	$620	4	$865
Residential construction	—	—	—	—
Commercial real estate	4	449	4	575
Commercial construction	—	—	2	2,108
Commercial and industrial	4	651	4	141
Consumer	—	—	—	—
Home equity	1	32	1	33
Total	13	$1,752	15	$3,722

8.      Fair Value Measurements and Disclosures

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

Assets measured at fair value as of June 30, 2015 and December 31, 2014 on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$400	$400	$—	$—
Total equity securities	$400	$400	$—	$—

	Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$414	$414	$—	$—
Total equity securities	$414	$414	$—	$—

Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements Using
	June 30, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$3,276	$—	$—	$3,276
Other real estate owned	1,060	—	1,060	—
Impaired loans are presented net of their related specific reserves of $102,000 and charge offs of $2.4 million as of June 30, 2015.

	Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$5,184	$—	$—	$5,184
Other real estate owned	1,050	—	1,050	—

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

The carrying amounts and estimated fair values for financial instruments as of June 30, 2015 and December 31, 2014 were as follows:

		Fair Value Using
	Carrying Amount at June 30, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$36,016	$36,016	$—	$—
Available-for-sale securities	400	400	—	—
Held-to-maturity securities	33,101	—	33,991	—
FHLB stock	4,605	—	4,605	—

Loans:
Residential real estate	125,371	—	—	127,770
Residential construction	5,672	—	—	5,667
Commercial real estate	288,930	—	—	288,451
Commercial construction	36,958	—	—	37,162
Commercial and industrial	72,072	—	—	72,233
Consumer	2,568	—	—	2,744
Home equity	35,274	—	—	35,284
Net loans	566,845	—	—	569,311

Accrued interest and dividends receivable	1,721	—	1,721	—
Mortgage servicing rights	222	—	552	—

Financial liabilities:
Deposits	$492,752	$—	$493,457	$—
FHLB advances	90,426	—	90,452	—
Accrued interest payable	103	—	103	—

		Fair Value Using
	Carrying Amount at December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$49,769	$49,769	$—	$—
Available-for-sale securities	414	414	—	—
Held-to-maturity securities	33,747	—	34,229	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	118,837	—	—	121,296
Residential construction	8,022	—	—	8,008
Commercial real estate	247,246	—	—	248,316
Commercial construction	35,218	—	—	35,463
Commercial and industrial	73,452	—	—	73,668
Consumer	2,627	—	—	2,804
Home equity	34,355	—	—	34,453
Net loans	519,757	—	—	524,008

Accrued interest and dividends receivable	1,591	—	1,591	—
Mortgage servicing rights	269	—	622	—

Financial liabilities:
Deposits	$483,558	$—	$484,423	$—
FHLB advances	67,039	—	67,644	—
Accrued interest payable	82	—	82	—

9.   Common Stock

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5%, of the Company’s then outstanding common stock. As of June 30, 2015, a total of 60,731 shares may be repurchased under the current stock repurchase program. The Company may repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases are made under Rule 10b-5(1) repurchase plans. The repurchased shares are held by the Company as treasury stock and are available for general corporate purposes.

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

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On July 23, 2015, the Company announced that its Board of Directors declared a $0.01, or 14.3%, increase in the quarterly cash dividend from $0.07 per share to $0.08 per share of its common stock to stockholders of record as of the close of business on August 7, 2015, payable on or about August 21, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the Company") at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At June 30, 2015, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $33.2 million, or 5.2%, from $639.2 million at December 31, 2014 to $672.5 million at June 30, 2015. The increase in total assets was primarily due to the increase in net loans of $47.1 million, or 9.1%, from $519.8 million, or 81.3% of total assets at December 31, 2014, to $566.8 million, or 84.3% of total assets at June 30, 2015, partially offset by the decrease in cash and cash equivalents of $13.8 million, or 27.6%.

The significant components of the $47.1 million, or 9.1%, increase in net loans were an increase of $42.2 million, or 16.9%, in commercial real estate loans, an increase of $6.6 million, or 5.6%, in one-to-four-family residential real estate loans, and an increase of $922,000, or 2.7% in home equity loans. These increases were partially offset by a decrease in commercial and industrial loans of $1.4 million, or 1.9%, a decrease in consumer loans of $63,000, or 2.4%, and a decrease in construction loans of $595,000, or 1.4%. The increase in commercial real estate loans was due to the funding of outstanding loan commitments. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $83.0 million in loans sold to the secondary market. In order to service our customers management intends to continue to retain the servicing rights on all loans written and sold in the secondary market.

The held-to-maturity investment portfolio decreased $646,000, or 1.9%, from $33.7 million at December 31, 2014 to $33.1 million at June 30, 2015. The fair value of available-for-sale securities decreased $14,000, or 3.4%, from $414,000, at December 31, 2014 to $400,000, at June 30, 2015.

Total deposits increased $9.2 million, or 1.9%, from $483.6 million at December 31, 2014 to $492.8 million at June 30, 2015. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $3.6 million, or 1.2%, from $311.9 million at December 31, 2014 to $315.5 million at June 30, 2015. Demand deposits decreased $4.2 million, or 4.3%, to $93.7 million, money market accounts increased $3.6 million, or 3.0%, to $124.8 million, NOW accounts increased $2.8 million, or 6.6%, to $45.0 million, and savings accounts increased $1.4 million, or 2.8%, to $52.1 million. Certificates of deposit increased $5.6 million, or 3.3%, from $171.6 million at December 31, 2014 to $177.2 million at June 30, 2015.

The Company utilizes borrowings from a variety of sources to supplement its supply of funds for loans and investments. FHLB advances increased $23.4 million, or 34.9%, from $67.0 million at December 31, 2014 to $90.4 million at June 30, 2015. The increase in FHLB advances was due to the $33.1 million increase in long-term advances to fund loan growth, partially offset by paydowns on long-term advances of $9.7 million.

Stockholders’ equity was $88.8 million, or 13.2% of total assets, at June 30, 2015, compared to $88.1 million, or 13.8% of total assets, at December 31, 2014. The Company’s stockholders’ equity increased due to net income of $1.1 million for the six months ended June 30, 2015, and an increase of $300,000 in additional paid-in capital and earned compensation related to stock-based compensation, partially offset by the $715,000 cash dividend paid during the six months ended June 30, 2015. The Company’s book value per share increased $0.12, or 0.7%, from $16.72 at December 31, 2014 to $16.84 at June 30, 2015.

Allowance for Loan Losses

Following is the activity in the allowance for loan losses and related ratios as of and for the periods indicated:

	At or for the Six Months Ended June 30,
	2015	2014
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$4,927	$4,596
Charged off loans:
Residential real estate	(85)	(233)
Construction	—	(1,539)
Commercial real estate	(6)	(938)
Commercial	(62)	(2,165)
Home equity	(16)	(57)
Consumer	(25)	(36)
Total charged off loans	(194)	(4,967)

Recoveries on loans previously charged off:
Residential real estate	—	—
Construction	38	—
Commercial real estate	1	74
Commercial	4	1
Home equity	2	—
Consumer	14	12
Total recoveries	59	87
Net loan charge offs	(135)	(4,880)
Provision for loan losses	607	4,975
Allowance for loan losses, end of period	$5,399	$4,691

Ratios:
Net loan charge offs to total average loans	0.02%	0.98%

Allowance for loan losses to total loans (1)	0.94%	0.92%

Allowance for loan losses to nonperforming loans (2)	85.47%	43.22%

Recoveries to charge offs	30.41%	1.75%

Net loans charged off to allowance for loan losses	2.50%	104.02%

(1)	Total loans includes net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2015, the Company had thirteen troubled debt restructured loans totaling $1.8 million, of which five totaling $1.3 million were included in nonperforming loans. Eight of the thirteen restructured loans totaling $495,000 were performing as modified. At June 30, 2014, the Company had twelve troubled debt restructured loans totaling $1.4 million, of which seven totaling $907,000 were included in nonperforming loans. Five of the twelve restructured loans totaling $518,000 were performing as modified.

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

At June 30, 2015, the allowance for loan losses represented 0.94% of total loans and 85.5% of nonperforming loans. The allowance for loan losses increased $472,000, or 9.6%, from $4.9 million at December 31, 2014 to $5.4 million at June 30, 2015. The increase of $472,000 was due to the $607,000 provision for loan losses, offset by net charge-offs of $135,000.

For the six months ended June 30, 2015, the provision for loan losses decreased $4.4 million from $5.0 million, for the six months ended June 30, 2014 to $607,000. The provision for loan losses of $5.0 million for the six months ended June 30, 2014 was due to net charge-offs of $4.9 million. Of the $607,000 provision for loan losses for the six months ended June 30, 2015, $443,000, or 73.0%, was due to the $47.6 million, or 9.1%, increase in total loans from $523.7 million at December 31, 2014 to $571.4 million at June 30, 2015, $29,000 was due to the increase in specific reserves and $135,000 was due to net charge-offs.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$3,462	$4,308
Commercial real estate	894	3,000
Commercial construction	734	2,396
Commercial and industrial	1,081	1,196
Home equity	99	261
Consumer	47	32
Total nonaccrual loans	6,317	11,193
Other real estate owned	1,060	1,050
Total nonperforming assets	$7,377	$12,243

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.11%	2.14%

Total nonperforming assets as a percentage of total assets (2)	1.10%	1.92%

(1)	Total loans equals net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At June 30, 2015, there were no loans that were over 90 days delinquent and still accruing interest.

At June 30, 2015, nonperforming loans decreased $4.9 million, or 43.6%, to $6.3 million compared to $11.2 million at December 31, 2014. The decrease in nonperforming loans is primarily due to the decrease of $2.1 million, or 70.2% in commercial real estate loans, a decrease of $1.7 million, or 69.4%, in commercial construction loans, a decrease of $846,000, or 19.6%, in residential real estate loans, a decrease of $162,000, or 62.1%, in home equity loans, and a decrease of $115,000, or 9.6% in commercial and industrial loans. The decrease in nonperforming commercial real estate loans was due to the sale of the underlying collateral on two separate nonperforming commercial loan relationships previously disclosed. The collateral for both relationships, including real estate, were sold without any additional write-downs. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At June 30, 2015, other real estate owned increased $10,000, or 1.0%, to $1.1 million.

Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
Deposit Type:		(Dollars In Thousands)
Demand deposits	$93,676	19.0%	$97,922	20.3%
NOW accounts	44,955	9.1%	42,177	8.7%
Savings accounts	52,149	10.6%	50,716	10.5%
Money market deposit accounts	124,750	25.3%	121,106	25.0%
Total core deposits	315,530	64.0%	311,921	64.5%
Certificates of deposit	177,222	36.0%	171,637	35.5%
Total deposits	$492,752	100.0%	$483,558	100.0%

Total deposits increased $9.2 million, or 1.9%, from $483.6 million at December 31, 2014 to $492.8 million at June 30, 2015. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $3.6 million, or 1.2%, from $311.9 million at December 31, 2014 to $315.5 million at June 30, 2015. Demand deposits decreased $4.2 million, or 4.3%, to $93.7 million, money market accounts increased $3.6 million, or 3.0%, to $124.8 million, NOW accounts increased $2.8 million, or 6.6%, to $45.0 million, and savings accounts increased $1.4 million, or 2.8%, to $52.1 million. Certificates of deposit increased $5.6 million, or 3.3%, from $171.6 million at December 31, 2014 to $177.2 million at June 30, 2015.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General

The Company reported net income of $742,000, or $0.15 earnings per share, for the three months ended June 30, 2015, compared to a net loss of $40,000, or $0.01 loss per share, for the same period in 2014. The increase in net income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, was primarily due to the $2.6 million, or 92.5%, decrease in the provision for loan losses, an increase in net interest income of $390,000, or 8.0%, and an increase in non-interest income of $37,000, or 5.2%. These improvements were partially offset by an increase in non-interest expense of $80,000 or 1.7%, and an increase in income tax expense of $2.1 million, or 115.0%, due to the higher level of taxable income during the three months ended June 30, 2015.

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

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$37,950	$619	6.54%	$42,598	$663	6.24%
Loans:
Residential real estate loans	124,010	1,191	3.85%	114,597	1,119	3.92%
Home equity	35,000	271	3.11%	32,150	284	3.54%
Commercial real estate loans	281,614	3,199	4.56%	219,837	2,613	4.77%
Residential construction	6,201	60	3.88%	7,214	73	4.06%
Commercial construction	37,023	381	4.13%	42,075	427	4.07%
Consumer loans	2,578	42	6.53%	2,361	39	6.63%
Commercial and industrial loans	72,600	733	4.05%	83,837	816	3.90%
Total loans (2)	559,026	5,877	4.22%	502,071	5,371	4.29%
Other interest-earning assets	28,686	20	0.28%	15,538	10	0.26%
Total interest-earning assets	625,662	6,516	4.18%	560,207	6,044	4.33%
Non-interest earning assets	42,669			40,568
Less: Allowance for loan losses	$(5,238)			$(4,505)
Total assets	$663,093			$596,270
Interest-bearing liabilities:
Deposits:
Money market accounts	$122,166	$74	0.24%	$115,063	$93	0.32%
Savings accounts (3)	52,064	14	0.10%	50,316	13	0.10%
NOW accounts	42,775	72	0.68%	42,087	94	0.90%
Certificates of deposit	178,509	543	1.22%	156,066	505	1.30%
Total interest-bearing deposits	395,514	703	0.71%	363,532	705	0.78%
Federal Home Loan Bank advances	82,690	317	1.54%	51,162	216	1.69%
Total interest-bearing borrowings	82,690	317	1.54%	51,162	216	1.69%
Total interest-bearing liabilities	478,204	1,020	0.86%	414,694	921	0.89%
Demand deposits	95,348			90,079
Other non-interest bearing liabilities	552			443
Total liabilities	574,104			505,216
Total stockholders' equity	88,989			91,054
Total liabilities and stockholders' equity	$663,093			$596,270
Net interest-earning assets	$147,458			$145,513

Net interest income (fully-taxable equivalent)		5,496			5,123
Less: tax equivalent adjustment (1)		(243)			(260)
Net interest income		5,253			4,863
Net interest rate spread (fully-taxable equivalent) (4)			3.32%			3.44%

Net interest margin (fully-taxable equivalent) (5)			3.52%			3.67%

Ratio of interest earning assets to interest-bearing liabilities			130.84%			135.09%

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

Net interest income, on a tax equivalent basis, increased $373,000, or 7.3%, to $5.5 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Net interest margin, on a tax equivalent basis, decreased 15 basis points from 3.67% for the three months ended June 30, 2014 to 3.52% for the three months ended June 30, 2015.

Interest and dividend income, on a tax equivalent basis, increased $472,000, or 7.8%, from $6.0 million for the three months ended June 30, 2014 to $6.5 million for the three months ended June 30, 2015. Average interest-earning assets increased $65.5 million, or 11.7%, from $560.2 million at June 30, 2014 to $625.7 million at June 30, 2015. Average loans increased $57.0 million, or 11.3%, primarily due to the increase in average commercial real estate loans of $61.8 million, or 28.1%. Average investment securities decreased $4.6 million, or 10.9%, for the period due to the maturities in the certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, increased $13.1 million, or 84.6%. The tax equivalent yield on average interest-earning assets decreased 15 basis points to 4.18% for the three months ended June 30, 2015, primarily as a result of lower market rates of interest.

Total interest expense increased $99,000, or 10.7%, to $1.0 million for the three months ended June 30, 2015 from $921,000 for the three months ended June 30, 2014, primarily due to the $101,000, or 46.7%, increase in FHLB advances. Average interest-bearing liabilities increased $63.5 million, or 15.3%, to $478.2 million for the three months ended June 30, 2015 from $414.7 million for the three months ended June 30, 2014. Rates paid on average interest-bearing liabilities declined three basis points from 0.89% for the three months ended June 30, 2014 to 0.86% for the three months ended June 30, 2015. The continued low interest rate environment led to a decrease in rates paid for certificates of deposit of eight basis points from 1.30% at June 30, 2014 to 1.22% for the three months ended June 30, 2015. The cost of FHLB advances decreased 15 basis points from 1.69% for the three months ended June 30, 2014 to 1.54% for the three months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses decreased $2.6 million, or 92.5%, from $2.8 million for the three months ended June 30, 2014 to $207,000 for the three months ended June 30, 2015. For the three months ended June 30, 2015, net charge-offs decreased $2.5 million from $2.5 million, or 0.51% of total average loans, for the three months ended June 30, 2014, to a $9,000 recovery, or 0.0% of total average loans. Nonperforming loans decreased $4.6 million, or 42.2%, from $10.9 million, or 2.12% of total loans, at June 30, 2014, to $6.3 million, or 1.11% of total loans, at June 30, 2015. The allowance for loan losses as a percentage of total loans increased from 0.92% at June 30, 2014 to 0.94% at June 30, 2015. The allowance for loan losses as a percentage of nonperforming loans increased from 43.2% at June 30, 2014 to 85.5% at June 30, 2015.

Non-Interest Income

Non-interest income increased $37,000, or 5.2%, from $711,000 for the three months ended June 30, 2014 to $748,000 for the three months ended June 30, 2015. The increase in non-interest income was due to the increase of $19,000, or 3.4%, in income from service charges, fees and commissions, an increase of $21,000, or 37.5% in loan sales and servicing, partially offset by a decrease of $3,000, or 3.3%, in income from bank owned life insurance.

Non-Interest Expenses

Non-interest expense of $4.8 million for the three months ended June 30, 2015 increased $80,000, or 1.7%, compared to the same three months in 2014. The increase was primarily due to the increase in salaries and benefits of $99,000, or 4.0%, an increase in other non-interest expense of $46,000, or 7.4%, an increase in professional fees of $25,000, or 14.1%, an increase in data processing of $20,000, or 5.6%, an increase in FDIC insurance expense of $11,000, or 10.3%, and an increase in occupancy expense of $8,000, or 2.2%. These increases were partially offset by a decrease in foreclosure and loan collection related expenses of $73,000, or 43.7%, a decrease in furniture and equipment of $24,000, or 12.5%, a decrease in advertising expense of $20,000, or 12.2%, and a decrease in stationery, supplies and postage of $12,000, or 17.6%.

Income Taxes

Income tax expense increased from a tax benefit of $1.9 million for the three months ended June 30, 2014 to a tax expense of $278,000 for the three months ended June 30, 2015. The tax expense was the result of a higher level of taxable income during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General

The Company reported net income of $1.1 million, or $0.21 earnings per share, for the six months ended June 30, 2015, compared to a net loss of $1.4 million, or $0.28 loss per share, for the same period in 2014. The increase in net income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, was primarily due to the $4.4 million, or 87.8%, decrease in the provision for loan losses, an increase in net interest income of $717,000, or 7.5%, an increase in non-interest income of $90,000, or 6.9%, partially offset by an increase of $332,000 or 3.6%, in non-interest expense and an increase of $2.4 million, or 117.7%, in income tax expense due to the higher level of taxable income during the six months ended June 30, 2015.

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

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$37,949	$1,239	6.58%	$45,284	$1,329	5.92%
Loans:
Residential real estate loans	122,627	2,341	3.85%	113,888	2,231	3.95%
Home equity	34,636	543	3.16%	31,921	560	3.54%
Commercial real estate loans	271,329	6,171	4.59%	216,039	5,128	4.79%
Residential construction	6,892	133	3.89%	6,982	141	4.07%
Commercial construction	36,413	750	4.15%	41,427	859	4.18%
Consumer loans	2,596	84	6.53%	2,364	76	6.48%
Commercial and industrial loans	72,950	1,459	4.03%	82,941	1,582	3.85%
Total loans (2)	547,443	11,481	4.23%	495,562	10,577	4.30%
Other interest-earning assets	31,166	39	0.25%	15,528	18	0.23%
Total interest-earning assets	616,558	12,759	4.17%	556,374	11,924	4.32%
Non-interest earning assets	42,201			40,542
Less: Allowance for loan losses	(5,121)			(4,496)
Total assets	$653,638			$592,420
Interest-bearing liabilities:
Deposits:
Money market accounts	$119,375	$153	0.26%	$113,099	$178	0.32%
Savings accounts (3)	51,864	26	0.10%	50,185	26	0.10%
NOW accounts	42,535	143	0.68%	41,593	182	0.88%
Certificates of deposit	178,631	1,093	1.23%	155,354	1,034	1.34%
Total interest-bearing deposits	392,405	1,415	0.73%	360,231	1,420	0.79%
Federal Home Loan Bank advances	76,556	581	1.53%	49,935	429	1.73%
Total interest-bearing liabilities	468,961	1,996	0.86%	410,166	1,849	0.91%
Demand deposits	95,328			89,831
Other non-interest bearing liabilities	525			530
Total liabilities	564,814			500,527
Total stockholders' equity	88,824			91,893
Total liabilities and stockholders' equity	$653,638			$592,420
Net interest-earning assets	$147,597			$146,208

Net interest income (fully-taxable equivalent)		10,763			10,075
Less: tax equivalent adjustment (1)		(486)			(515)
Net interest income		10,277			9,560
Net interest rate spread (fully-taxable equivalent) (4)			3.31%			3.41%

Net interest margin (fully-taxable equivalent) (5)			3.52%			3.65%

Ratio of interest earning assets to interest-bearing liabilities			131.47%			135.65%

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

Net interest income, on a tax equivalent basis, increased $688,000, or 6.8%, to $10.8 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Net interest margin, on a tax equivalent basis, decreased 13 basis points from 3.65% for the six months ended June 30, 2014 to 3.52% for the six months ended June 30, 2015.

Interest and dividend income, on a tax equivalent basis, increased $835,000, or 7.0%, from $11.9 million for the six months ended June 30, 2014 to $12.8 million for the six months ended June 30, 2015. Average interest-earning assets increased $60.2 million, or 10.8%, from $556.4 million at June 30, 2014 to $616.6 million at June 30, 2015. Average loans increased $51.9 million, or 10.5%, primarily due to the increase in average commercial real estate loans of $55.3 million, or 25.6%. Average investment securities decreased $7.3 million, or 16.2%, for the period due to the maturities in the certificate of deposit investment portfolio. Other interest earning assets, consisting of overnight fed funds, increased $15.6 million, or 100.7%. The tax equivalent yield on average interest-earning assets decreased 15 basis points to 4.17% for the six months ended June 30, 2015, primarily as a result of lower market rates of interest.

Total interest expense increased $147,000, or 8.0%, to $2.0 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014, primarily due to the increase in interest expense of $152,000, or 35.4%, on FHLB advances. Average interest-bearing liabilities increased $58.8 million, or 14.3%, to $469.0 million for the six months ended June 30, 2015 from $410.2 million for the six months ended June 30, 2014. Rates paid on average interest-bearing liabilities declined five basis points from 0.91% for the six months ended June 30, 2014 to 0.86% for the six months ended June 30, 2015. The low interest rate environment led to a decrease in rates paid for certificates of deposit of 11 basis points from 1.34% at June 30, 2014 to 1.23% for the six months ended June 30, 2015. The cost of FHLB advances decreased 20 basis points from 1.73% for the six months ended June 30, 2014 to 1.53% for the six months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses decreased $4.4 million, or 87.8%, from $5.0 million for the six months ended June 30, 2014 to $607,000 for the six months ended June 30, 2015. For the six months ended June 30, 2015, net charge-offs decreased $4.7 million from $4.9 million, or 0.98% of total average loans, for the six months ended June 30, 2014, to $135,000, or 0.02% of total average loans. Nonperforming loans decreased $4.5 million, or 41.8%, from $10.9 million, or 2.12% of total loans, at June 30, 2014, to $6.3 million, or 1.11% of total loans, at June 30, 2015. The allowance for loan losses as a percentage of total loans increased from 0.92% at June 30, 2014 to 0.94% at June 30, 2015. The allowance for loan losses as a percentage of nonperforming loans increased from 43.2% at June 30, 2014 to 85.5% at June 30, 2015.

Non-Interest Income

Non-interest income increased $90,000, or 6.9%, from $1.3 million for the six months ended June 30, 2014 to $1.4 million for the six months ended June 30, 2015. Income from service charges, fees and commissions increased $38,000, or 3.6%, income from loan sales and servicing, net, increased $7,000, or 6.4%, losses on other real estate owned (OREO) decreased $10,000, or 100.0%, and OREO write-downs decreased $72,000, or 100.0%. These improvements were partially offset by the decrease of $34,000, or 100.0%, in net gains on the sale of securities available for sale, and a $3,000, or 1.7%, decrease in income from bank owned life insurance.

Non-Interest Expenses

Non-interest expense for the six months ended June 30, 2015 was $9.6 million, a $332,000, or 3.6%, increase from the six months ended June 30, 2014. The increase in non-interest expense was primarily due to the increase in salaries and benefits of $118,000, or 2.4%, an increase in FDIC insurance expense of $50,000, or 26.2%, an increase in data processing of $39,000, or 5.5%, an increase in occupancy expense of $34,000, or 4.2%, an increase in professional fees of $23,000, or 6.4%, an increase in foreclosure and loan collection related expenses of $7,000, or 2.8%, an increase in stationery, supplies and postage of $4,000, or 3.1%, and an increase in other non-interest expense of $103,000, or 8.6%. These increases were partially offset by a decrease in advertising expense of $43,000, or 13.0%, and a decrease in furniture and equipment of $3,000, or 0.9%.

Income Taxes

Income tax expense increased from a tax benefit of $2.0 million for the six months ended June 30, 2014 to a tax expense of $360,000 for the six months ended June 30, 2015. The tax expense was the result of a higher level of taxable income during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$376	3.97%	$403	3.79%	$753	4.00%	$814	3.62%
Tax equivalent adjustment (1)	243		260		486		515
Investment securities (tax equivalent basis)	$619	6.54%	$663	6.24%	$1,239	6.58%	$1,329	5.92%

Net interest income (no tax adjustment)	$5,253		$4,863		$10,277		$9,560
Tax equivalent adjustment (1)	243		260		486		515
Net interest income (tax equivalent basis)	$5,496		$5,123		$10,763		$10,075

Interest rate spread (no tax adjustment)		3.17%		3.25%		3.16%		3.23%
Net interest margin (no tax adjustment)		3.37%		3.48%		3.36%		3.46%
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, total cash and cash equivalents totaled $36.0 million, net of reserve requirements.

In addition, at June 30, 2015, the Company had the ability to borrow a total of approximately $138.1 million from the FHLB. On June 30, 2015, we had $90.4 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $52.6 million at June 30, 2015. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of June 30, 2015 totaled $114.0 million, or 62.64%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management
We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at June 30, 2015.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2015
Total Capital to Risk Weighted Assets
Company	$93,120	16.7%	$44,673	8.0%	N/A	N/A
Bank	$80,882	14.5%	$44,552	8.0%	$55,689	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$87,707	15.7%	$33,505	6.0%	N/A	N/A
Bank	$75,469	13.6%	$33,414	6.0%	$44,552	8.0%
Tier 1 Capital to Average Assets
Company	$87,707	13.2%	$26,507	4.0%	N/A	N/A
Bank	$75,469	11.4%	$26,444	4.0%	$33,056	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets
Company	$87,707	15.7%	$25,129	4.5%	N/A	N/A
Bank	$75,469	13.6%	$25,060	4.5%	$42,972	6.5%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014
Total Capital to Risk Weighted Assets
Company	$91,331	17.5%	$41,808	8.0%	N/A	N/A
Bank	$78,337	15.0%	$41,677	8.0%	$52,096	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$86,384	16.5%	$20,904	4.0%	N/A	N/A
Bank	$73,390	14.1%	$20,838	4.0%	$31,257	6.0%
Tier 1 Capital to Average Assets
Company	$86,384	13.8%	$24,956	4.0%	N/A	N/A
Bank	$73,390	11.8%	$24,871	4.0%	$31,088	5.0%

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

	June 30, 2015	December 31, 2014
	(In Thousands)
Total equity determined under GAAP	$88,779	$88,134
Accumulated other comprehensive income	(20)	(29)
Disallowed mortgage servicing assets	—	(27)
Disallowed deferred tax assets	(1,052)	(1,694)
Tier 1 Capital	87,707	86,384
Allowable allowance for loan losses	5,399	4,927
Unrealized gain on available-for-sale equity securities, net of tax	14	20
Total regulatory capital	$93,120	$91,331

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

On July 23, 2015, the Company declared a cash dividend of $0.08 per share payable on August 21, 2015.

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

Credit-Related Financial Instruments

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and various financial instruments with off-balance-sheet risk. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

 The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2015	December 31, 2014
Commitments to grant loans	$17,398	$35,418
Unfunded commitments for construction loans	17,263	17,210
Unfunded commitments under lines of credit	81,884	79,092
Standby letters of credit	1,070	904

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.1 million and $904,000 at June 30, 2015 and December 31, 2014, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2015 and December 31, 2014 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at June 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2015 through June 30, 2016 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	(1.9)%
Up 400 - 24 months	(1.1)%
Up 300 - 12 months shock	(2.8)%
Up 200 - 12 months	(1.1)%
Up 100 - 12 months shock	(0.6)%
Base
Down 100 - 12 months	(0.9)%

As indicated in the table above, the results of a 100 and 300 basis point shock increase in interest rates is estimated to decrease net interest income over a 12-month time horizon by (0.6)% and (2.8)%, respectively. A 200 basis point increase over 12-months is estimated to decrease net interest income by 1.1%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 1.1% and 1.9% in the first twelve months, respectively. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 0.9%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2015, the risk factors for the Company have not changed materially from those reported in our 2014 Annual Report on Form 10-K. However, the risks described in our 2014 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the six months ended June 30, 2015, the Company did not repurchase any shares of Company stock. The following table provides information regarding the Company's purchase of its equity securities during the three months ended June 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	—	$—	211,269	60,731
May 1-31, 2015	—	—	211,269	60,731
June 1-30, 2015	—	—	211,269	60,731
Total	—	$—

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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014,  (iii) the Consolidated Statement of Comprehensive Income (Loss) for each of the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the six months ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: August 7, 2015	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 7, 2015		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)