Form 10-Q
period 2015-09-30
CHICOPEE BANCORP, INC.
filed 2015-11-04
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes [   ]    No [X]

As of November 2, 2015, there were 5,210,739 shares of the Registrant’s Common Stock outstanding.

1

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$17,145	$8,794
Federal funds sold	4,352	2,915
Interest-bearing deposits with the Federal Reserve Bank of Boston	28,069	38,060
Total cash and cash equivalents	49,566	49,769

Securities available for sale, at fair value	405	414
Securities held to maturity, at cost (fair value of $33,588 at September 30, 2015 and $34,229 at December 31, 2014)	32,784	33,747
Federal Home Loan Bank stock, at cost	4,764	3,914
Loans, net of allowance for loan losses of $5,511 at September 30, 2015 and $4,927 at December 31, 2014	576,019	519,757
Loans held for sale	377	—
Other real estate owned	1,174	1,050
Mortgage servicing rights	206	269
Bank owned life insurance	14,794	14,531
Premises and equipment, net	8,655	8,855
Accrued interest and dividends receivable	1,765	1,591
Deferred income tax asset	3,686	3,683
Other assets	1,216	1,642
Total assets	$695,411	$639,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$120,727	$97,922
NOW accounts	43,143	42,177
Savings accounts	53,211	50,716
Money market deposit accounts	118,546	121,106
Certificates of deposit	182,140	171,637
Total deposits	517,767	483,558

Federal Home Loan Bank of Boston advances	88,433	67,039
Accrued expenses and other liabilities	713	491
Total liabilities	606,913	551,088

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,210,739 and 5,270,670 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	72,479	72,479
Treasury stock, at cost (2,228,629 and 2,168,698 shares at September 30, 2015 and December 31, 2014, respectively)	(30,113)	(29,119)
Additional paid-in-capital	3,819	3,595
Unearned compensation (restricted stock awards)	(3)	(7)
Unearned compensation (Employee Stock Ownership Plan)	(3,050)	(3,273)
Retained earnings	45,342	44,430
Accumulated other comprehensive income	24	29
Total stockholders' equity	88,498	88,134
Total liabilities and stockholders' equity	$695,411	$639,222

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$6,029	$5,539	$17,510	$16,115
Interest and dividends on securities	394	390	1,147	1,204
Interest on other interest-earning assets	10	5	48	23
Total interest and dividend income	6,433	5,934	18,705	17,342

Interest expense:
Deposits	679	670	2,094	2,089
Federal Home Loan Bank of Boston advances	347	243	927	672
Total interest expense	1,026	913	3,021	2,761

Net interest income	5,407	5,021	15,684	14,581
Provision for loan losses	137	227	743	5,202
Net interest income, after provision for loan losses	5,270	4,794	14,941	9,379

Non-interest income:
Service charges, fees and commissions	727	744	1,826	1,806
Net loan sales and servicing	70	58	186	167
Net gain on sales of available-for-sale securities	—	—	—	34
Net gain (loss) on sale of other real estate owned	—	6	—	(3)
Other real estate owned writedowns	(6)	—	(6)	(72)
Increase in cash surrender value of bank owned life insurance	88	91	263	268
Total non-interest income	879	899	2,269	2,200

Non-interest expenses:
Salaries and employee benefits	2,537	2,492	7,644	7,481
Occupancy expenses	357	371	1,201	1,181
Furniture and equipment	182	182	531	534
FDIC insurance and assessment	104	116	345	307
Data processing services	404	339	1,150	1,045
Professional fees	178	271	558	628
Advertising expense	140	140	429	473
Stationery, supplies and postage	71	65	203	193
Foreclosure expense	157	139	410	385
Other non-interest expense	670	622	1,973	1,823
Total non-interest expenses	4,800	4,737	14,444	14,050

Income (loss) before income taxes	1,349	956	2,766	(2,471)
Income tax expense (benefit)	379	434	740	(1,595)
Net income (loss)	$970	$522	$2,026	$(876)

Earnings (loss) per share:
Basic	$0.20	$0.10	$0.41	$(0.17)
Diluted	$0.19	$0.10	$0.40	$(0.17)

Adjusted weighted average shares outstanding:
Basic	4,911,822	5,002,195	4,932,469	5,050,019
Diluted	4,985,792	5,056,621	5,005,590	5,130,282

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net income	$970	$522

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during period on investment securities available-for-sale	6	(23)
Tax effect	(3)	8
Total other comprehensive income (loss), net of tax	3	(15)
Total comprehensive income	$973	$507

	Nine Months Ended
	September 30,
	2015	2014
Net income (loss)	$2,026	$(876)

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on available-for-sale securities	(8)	(32)
Reclassification adjustment for gains realized in net income (1)	—	(34)
Tax effect	3	23
Total other comprehensive loss, net of tax	(5)	(43)
Total comprehensive income (loss)	$2,021	$(919)

 (1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2015 and 2014
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$72,479	$(26,435)	$3,299	$(12)	$(3,571)	$46,418	$52	$92,230

Comprehensive loss:
Net loss	—	—	—	—	—	(876)	—	(876)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $23)	—	—	—	—	—	—	(43)	(43)
Total comprehensive loss								(919)
Treasury stock purchased (134,915 shares)	—	(2,210)	—	—	—	—	—	(2,210)
Stock options exercised (9,700 shares)	—	178	(37)	—	—	—	—	141
Stock option expense	—	—	90	—	—	—	—	90
Change in unearned compensation:
Restricted stock award expense	—	—	—	4	—	—	—	4
Common stock held by ESOP committed to be released	—	—	153	—	223	—	—	376
Cash dividends declared ($0.21 per share)	—	—	—	—	—	(1,088)	—	(1,088)
Balance at September 30, 2014	$72,479	$(28,467)	$3,505	$(8)	$(3,348)	$44,454	$9	$88,624

Balance at December 31, 2014	$72,479	$(29,119)	$3,595	$(7)	$(3,273)	$44,430	$29	$88,134

Comprehensive income:
Net income	—	—	—	—	—	2,026	—	2,026
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $3)	—	—	—	—	—	—	(5)	(5)
Total comprehensive income								2,021
Stock option expense	—	—	81	—	—	—	—	81
Treasury stock purchased	—	(1,007)	—	—	—	—	—	(1,007)
Stock options exercised (800 shares)	—	13	(2)	—	—	—	—	11
Change in unearned compensation:
Restricted stock award expense	—	—	—	4	—	—	—	4
Common stock held by ESOP committed to be released	—	—	145	—	223	—	—	368
Cash dividends declared ($0.22 per share)	—	—	—	—	—	(1,114)	—	(1,114)
Balance at September 30, 2015	$72,479	$(30,113)	$3,819	$(3)	$(3,050)	$45,342	$24	$88,498
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$2,026	$(876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	534	525
Provision for loan losses	743	5,202
Increase in cash surrender value of bank owned life insurance	(263)	(268)
Net realized gain on sales of securities available for sale	—	(34)
Change in mortgage servicing rights	63	77
Net loss on other real estate owned	6	75
Loans originated for sale	(3,740)	(4,288)
Proceeds from loan sales	3,397	4,408
Realized gains on sales of mortgage loans	(34)	(50)
Decrease (increase) in other assets	426	(1,427)
(Increase) decrease in accrued interest and dividends receivable	(173)	5
Increase (decrease) in other liabilities	222	(205)
Change in unearned compensation	372	380
Stock option expense	81	90
Net cash provided by operating activities	3,660	3,614

Cash flows from investing activities:
Purchase of premises and equipment	(333)	(295)
Loan originations, net of principal payments	(57,321)	(30,461)
Proceeds from sales of other real estate owned	185	376
Proceeds from sales of securities available-for-sale	—	187
Maturities of held-to-maturity securities	—	13,373
Proceeds from principal paydowns of held-to-maturity securities	962	934
Purchase of Federal Home Loan Bank stock	(850)	—
Net cash used by investing activities	(57,357)	(15,886)

Cash flows from financing activities:
Net increase in deposits	34,210	20,882
Proceeds from long-term FHLB advances	38,100	29,500
Repayments of long-term FHLB advances	(16,706)	(8,485)
Treasury stock purchased	(1,007)	(2,210)
Cash dividends paid on common stock	(1,114)	(1,088)
Stock options exercised	11	141
Net cash provided by financing activities	53,494	38,740

Net (decrease) increase in cash and cash equivalents	(203)	26,468

Cash and cash equivalents at beginning of period	49,769	18,915

Cash and cash equivalents at end of period	$49,566	$45,383

Supplemental cash flow information:
Interest paid on deposits	$2,094	$2,089
Interest paid on borrowings	894	654
Income taxes paid	314	17
Transfers from loans to other real estate owned	316	1,166

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2015 and 2014

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of September 30, 2015 and for the periods ended September 30, 2015 and 2014 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The results for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for a full year.

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

Earnings (loss) per share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except share data )	2015	2014	2015	2014
Net income (loss)	$970	$522	$2,026	$(876)

Average number of shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,199,814)	(2,079,284)	(2,179,067)	(2,031,360)
Less: average number of unallocated ESOP shares	(327,332)	(357,089)	(327,332)	(357,089)
Less: average number of dilutive restricted stock awards	(400)	(800)	(500)	(900)

Adjusted weighted average number of common shares outstanding	4,911,822	5,002,195	4,932,469	5,050,019
Plus: dilutive outstanding restricted stock awards	206	247	220	292
Plus: dilutive outstanding stock options	73,764	54,179	72,901	79,971
Weighted average number of diluted shares outstanding	4,985,792	5,056,621	5,005,590	5,130,282

Net income (loss) per share:
Basic-common stock	$0.20	$0.10	$0.41	$(0.17)
Basic-unvested share-based payment awards	$0.20	$0.10	$0.41	$(0.17)

Diluted-common stock	$0.19	$0.10	$0.40	$(0.17)
Diluted-unvested share-based payment awards	$0.19	$0.10	$0.40	$(0.17)

There were 87,000 stock options that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 because the effect was anti-dilutive. There were 97,000 stock options that were not included in the calculation of diluted earnings per share for the three months ended September 30, 2014 because the effect was anti-dilutive. Given the loss for the nine months ended September 30, 2014, diluted loss per share did not differ from basic loss per share as all potential shares were anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the nine month periods ended September 30, 2015 or 2014.

A summary of options under the Plan as of September 30, 2015, and changes during the nine months ended September 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	653,098	$14.57	3.83	$1,894
Exercised	(800)	14.00	6.44	—
Forfeited or expired	(6,200)	16.06	7.15	—
Outstanding at September 30, 2015	646,098	$14.55	3.04	$1,005
Exercisable at September 30, 2015	570,097	$14.39	2.51	$961
Exercisable at September 30, 2014	539,397	$14.33	3.28	$358

The weighted-average grant-date fair value of the options outstanding and exercisable at September 30, 2015 was $3.81 and $3.85, respectively. For the nine months ended September 30, 2015, share based compensation expense applicable to options granted under the Plan was $81,000. For the nine months ended September 30, 2014, share based compensation expense applicable to options granted under the Plan was $90,000. As of September 30, 2015, unrecognized stock-based compensation expense related to non-vested options amounted to $188,000. This amount is expected to be recognized over a period of 1.94 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of stock awards as of September 30, 2015 is $14.08. The Company recorded compensation cost related to stock awards of approximately $4,000 for each of the nine month periods ended September 30, 2015 and 2014. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the nine months ended September 30, 2015 and 2014. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of September 30, 2015, unrecognized stock-based compensation expense related to non-vested restricted stock awards amounted to $3,000. This amount is expected to be recognized over a period of 0.44 years.

A summary of the status of the Company’s stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	800	$14.08
Vested	400	14.08
Outstanding at September 30, 2015	400	$14.08

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

A total of 150,000 phantom stock units are available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the nine months ended September 30, 2015 and 2014, was $20,000 and $14,000, respectively. There were no phantom stock units granted during the nine months ended September 30, 2015. There were 4,074 phantom stock units granted during the nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, 7,016 phantom stock units were outstanding.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The effective date of this ASU was deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. generally accepted accounting principles ("GAAP") does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU will not have a material effect on the Company's consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses, of the Company's investment securities:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$36	$—	$405
Total available-for-sale securities	$369	$36	$—	$405

Held-to-maturity securities:
Corporate and industrial revenue bonds	$32,537	$797	$—	$33,334
Collateralized mortgage obligations	247	7	—	254
Total held-to-maturity securities	$32,784	$804	$—	$33,588

Non-marketable securities:
Federal Home Loan Bank stock	$4,764	$—	$—	$4,764
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,947	$—	$—	$4,947

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$45	$—	$414
Total available-for-sale securities	$369	$45	$—	$414

Held-to-maturity securities:
Corporate and industrial revenue bonds	$33,344	$467	$—	$33,811
Collateralized mortgage obligations	403	15	—	418
Total held-to-maturity securities	$33,747	$482	$—	$34,229

Non-marketable securities:
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one year through five years	8,016	8,400
Due after five years through ten years	—	—
Due after ten years	24,768	25,188
Total	$32,784	$33,588

There were no sales of available-for-sale securities during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, proceeds from sales of available-for-sale securities amounted to $187,000 with gross realized gains of $34,000. The tax provision applicable to the net realized gain for the nine months ended September 30, 2014 was $8,000.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired.

Unrealized Losses on Investment Securities
There were no continuous unrealized losses as of September 30, 2015 and December 31, 2014.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $4.8 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the nine months ended September 30, 2015 and 2014, the Company received $70,000 and $44,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through September 30, 2015 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets in the consolidated statement of financial condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of September 30, 2015 and December 31, 2014, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through September 30, 2015 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	September 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential	$126,989	21.9%	$118,692	22.7%
Home equity	37,565	6.5%	34,508	6.6%
Commercial	288,158	49.6%	249,632	47.7%
Total	452,712	78.0%	402,832	77.0%

Construction-residential	6,906	1.2%	8,129	1.6%
Construction-commercial	41,683	7.2%	35,786	6.8%
Total	48,589	8.4%	43,915	8.4%

Total real estate loans	501,301	86.4%	446,747	85.4%

Consumer loans	2,580	0.4%	2,662	0.5%
Commercial and industrial loans	76,763	13.2%	74,331	14.1%
Total loans	580,644	100.0%	523,740	100.0%

Deferred loan origination costs, net	886		944
Allowance for loan losses	(5,511)		(4,927)
Loans, net	$576,019		$519,757

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At September 30, 2015 and December 31, 2014, the Company was servicing loans for participating lenders totaling $24.1 million and $18.0 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $3.4 million and $4.4 million in residential real estate loans to the secondary market during the nine month periods ended September 30, 2015 and 2014, respectively. The unpaid principal balance of residential real estate loans serviced for others was $82.1 million at September 30, 2015 and $91.3 million at December 31, 2014. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

Credit Quality

To evaluate the risk in the loan portfolio, internal credit risk ratings are used for the following loan classes: commercial real estate, commercial construction and commercial and industrial. The risks evaluated in determining an adequate credit risk rating include the financial strength of the borrower and the collateral securing the loan. Commercial loans, including commercial and industrial, commercial real estate and commercial construction loans, are rated from one through nine. Credit risk ratings one through five are considered pass ratings. Classified assets include credit risk ratings of special mention through loss. At least quarterly, classified loans are reviewed by management and by an independent third party. Credit risk ratings are updated as soon as information is obtained that indicates a change in the credit risk rating may be warranted.

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

Loss. Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

The following table presents an analysis of total loans segregated by risk rating and segment as of September 30, 2015:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$69,368	$35,772	$276,435	$381,575
Special mention	3,935	5,699	7,502	17,136
Substandard	3,460	212	4,221	7,893
Total commercial loans	$76,763	$41,683	$288,158	$406,604

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$123,552	$6,906		$130,458
Nonperforming	3,437	—		3,437
Total residential loans (1)	$126,989	$6,906		$133,895

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,549	$37,268		$39,817
Nonperforming	31	297		328
Total consumer loans	$2,580	$37,565		$40,145

(1) At September 30, 2015, the Company had a total of $285,000 in residential real estate loans in the process of foreclosure.

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$66,442	$27,547	$234,866	$328,855
Special mention	4,991	5,843	10,034	20,868
Substandard	2,898	2,396	4,732	10,026
Total commercial loans	$74,331	$35,786	$249,632	$359,749

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$114,586	$8,129		$122,715
Nonperforming	4,106	—		4,106
Total residential loans	$118,692	$8,129		$126,821

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,630	$34,159		$36,789
Nonperforming	32	349		381
Total consumer loans	$2,662	$34,508		$37,170

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

During the nine months ended September 30, 2015, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses as of and for the three months ended September 30, 2015.

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2015	$570	$60	$3,138	$630	$814	$31	$156	$5,399
Provision for (reduction of) loan losses	145	12	(135)	48	28	11	28	137
Recoveries	—	—	3	—	1	7	2	13
Loans charged off	(18)	—	—	—	(2)	(18)	—	(38)
Balance as of September 30, 2015	$697	$72	$3,006	$678	$841	$31	$186	$5,511

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	315	(35)	341	71	(12)	18	45	743
Recoveries	—	—	3	39	7	21	4	74
Loans charged off	(104)	—	(37)	—	(33)	(43)	(16)	(233)
Balance as of September 30, 2015	$697	$72	$3,006	$678	$841	$31	$186	$5,511

Allowance for loan losses
Collectively evaluated for impairment	$541	$72	$2,981	$678	$811	$31	$168	$5,282
Individually evaluated for impairment	156	—	25	—	30	—	18	229
Total ending balance	$697	$72	$3,006	$678	$841	$31	$186	$5,511

Total loans
Collectively evaluated for impairment	$123,552	$6,906	$286,008	$41,470	$74,766	$2,580	$37,268	$572,550
Individually evaluated for impairment	3,437	—	2,150	213	1,997	—	297	8,094
Total ending balance	$126,989	$6,906	$288,158	$41,683	$76,763	$2,580	$37,565	$580,644

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for loan losses	139	13	1,479	1,672	1,867	43	58	5,271
Recoveries	—	—	74	—	83	23	1	181
Loans charged off	(303)	—	(975)	(1,539)	(2,181)	(66)	(57)	(5,121)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Allowance for loan losses
Collectively evaluated for impairment	$481	$107	$2,634	$568	$879	$35	$150	$4,854
Individually evaluated for impairment	5	—	65	—	—	—	3	73
Total ending balance	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Total loans
Collectively evaluated for impairment	$114,586	$8,129	$246,123	$33,391	$73,286	$2,662	$34,160	$512,337
Individually evaluated for impairment	4,106	—	3,509	2,395	1,045	—	348	11,403
Total ending balance	$118,692	$8,129	$249,632	$35,786	$74,331	$2,662	$34,508	$523,740

The following table presents the allowance for loan losses as of and for the three months ended September 30, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of June 30, 2014	$508	$81	$2,337	$494	$1,080	$31	$160	$4,691
Provision for (reduction of) loan losses	7	30	108	221	(154)	12	3	227
Recoveries	—	—	—	—	22	5	—	27
Loans charged off	—	—	—	—	(9)	(14)	—	(23)
Balance as of September 30, 2014	$515	$111	$2,445	$715	$939	$34	$163	$4,922

The following table presents the allowance for loan losses and select loan information as of and for the nine months ended September 30, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for loan losses	98	17	1,188	1,819	1,980	32	68	5,202
Recoveries	—	—	74	—	23	17	1	115
Loans charged off	(233)	—	(938)	(1,539)	(2,174)	(50)	(57)	(4,991)
Balance as of September 30, 2014	$515	$111	$2,445	$715	$939	$34	$163	$4,922

Allowance for loan losses
Collectively evaluated for impairment	$467	$111	$2,421	$715	$939	$34	$143	$4,830
Individually evaluated for impairment	48	—	24	—	—	—	20	92
Total ending balance	$515	$111	$2,445	$715	$939	$34	$163	$4,922

Total loans
Collectively evaluated for impairment	$111,518	$8,406	$226,220	$42,033	$78,234	$2,641	$32,553	$501,605
Individually evaluated for impairment	4,241	—	3,305	3,130	1,057	—	369	12,102
Total ending balance	$115,759	$8,406	$229,525	$45,163	$79,291	$2,641	$32,922	$513,707

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended September 30, 2015:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,848	$1,996	$2,466	$—	$20
Residential construction	—	—	—	—	—
Commercial real estate	1,725	2,375	1,595	—	19
Commercial construction	213	213	1,038	—	3
Commercial and industrial	1,550	1,564	1,374	—	15
Consumer	—	—	—	—	—
Home equity	178	204	209	—	1
Total	$5,514	$6,352	$6,682	$—	$58

Impaired loans with a valuation allowance:
Residential real estate	$1,589	$1,589	$1,102	$156	$17
Residential construction	—	—	—	—	—
Commercial real estate	425	425	468	25	3
Commercial construction	—	—	—	—	—
Commercial and industrial	447	447	439	30	10
Consumer	—	—	—	—	—
Home equity	119	119	66	18	1
Total	$2,580	$2,580	$2,075	$229	$31

Total impaired loans:
Residential real estate	$3,437	$3,585	$3,568	$156	$37
Residential construction	—	—	—	—	—
Commercial real estate	2,150	2,800	2,063	25	22
Commercial construction	213	213	1,038	—	3
Commercial and industrial	1,997	2,011	1,813	30	25
Consumer	—	—	—	—	—
Home equity	297	323	275	18	2
Total	$8,094	$8,932	$8,757	$229	$89

The $8.1 million of impaired loans include $6.3 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the nine months ended September 30, 2015.

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,848	$1,996	$2,723	$—	$81
Residential construction	—	—	—	—	—
Commercial real estate	1,725	2,375	1,871	—	74
Commercial construction	213	213	1,377	—	11
Commercial and industrial	1,550	1,564	1,292	—	45
Consumer	—	—	—	—	—
Home equity	178	204	232	—	2
Total	$5,514	$6,352	$7,495	$—	$213

Impaired loans with a valuation allowance:
Residential real estate	$1,589	$1,589	$979	$156	$41
Residential construction	—	—	—	—	—
Commercial real estate	425	425	553	25	16
Commercial construction	—	—	—	—	—
Commercial and industrial	447	447	330	30	19
Consumer	—	—	—	—	—
Home equity	119	119	62	18	2
Total	$2,580	$2,580	$1,924	$229	$78

Total impaired loans:
Residential real estate	$3,437	$3,585	$3,702	$156	$122
Residential construction	—	—	—	—	—
Commercial real estate	2,150	2,800	2,424	25	90
Commercial construction	213	213	1,377	—	11
Commercial and industrial	1,997	2,011	1,622	30	64
Consumer	—	—	—	—	—
Home equity	297	323	294	18	4
Total	$8,094	$8,932	$9,419	$229	$291

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2014:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,495	$3,617	$2,634	$—	$105
Residential construction	—	—	—	—	—
Commercial real estate	2,700	3,317	3,535	—	55
Commercial construction	2,395	3,934	3,270	—	111
Commercial and industrial	1,045	1,057	1,300	—	43
Consumer	—	—	—	—	—
Home equity	301	366	238	—	10
Total	$9,936	$12,291	$10,977	$—	$324

Impaired loans with a valuation allowance:
Residential real estate	$611	$611	$859	$5	$32
Residential construction	—	—	—	—	—
Commercial real estate	809	809	694	65	23
Commercial construction	—	—	—	—	—
Commercial and industrial	—	—	47	—	1
Consumer	—	—	—	—	—
Home equity	47	47	65	3	1
Total	$1,467	$1,467	$1,665	$73	$57

Total impaired loans:
Residential real estate	$4,106	$4,228	$3,493	$5	$137
Residential construction	—	—	—	—	—
Commercial real estate	3,509	4,126	4,229	65	78
Commercial construction	2,395	3,934	3,270	—	111
Commercial and industrial	1,045	1,057	1,347	—	44
Consumer	—	—	—	—	—
Home equity	348	413	303	3	11
Total	$11,403	$13,758	$12,642	$73	$381

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

The following table presents a summary of information pertaining to impaired loans by segment as of and for the nine months ended September 30, 2014.

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

The following table presents an aging analysis of past due loans and non-accrual loans at September 30, 2015:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$1,343	$560	$505	$2,408	$124,581	$126,989	$3,306
Residential construction	—	—	—	—	6,906	6,906	—
Commercial real estate	1,585	392	503	2,480	285,678	288,158	1,081
Commercial construction	—	—	—	—	41,683	41,683	213
Commercial and industrial	37	155	470	662	76,101	76,763	1,467
Consumer	4	—	12	16	2,564	2,580	31
Home equity	76	58	170	304	37,261	37,565	228
Total	$3,045	$1,165	$1,660	$5,870	$574,774	$580,644	$6,326

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$3,396	$542	$1,212	$5,150	$113,542	$118,692	$4,308
Residential construction	—	—	—	—	8,129	8,129	—
Commercial real estate	913	—	2,385	3,298	246,334	249,632	3,000
Commercial construction	550	—	1,558	2,108	33,678	35,786	2,396
Commercial and industrial	218	434	513	1,165	73,166	74,331	1,196
Consumer	28	—	13	41	2,621	2,662	32
Home equity	77	30	263	370	34,138	34,508	261
Total	$5,182	$1,006	$5,944	$12,132	$511,608	$523,740	$11,193

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

During the nine months ended September 30, 2015 and 2014, the Company had no TDRs that had defaulted and had been modified within the previous twelve month periods. TDR loans are considered defaulted at 90 days past due.

The following tables provide new TDR activity by segment during the periods indicated:

For the Three and Nine Months Ended September 30, 2015	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	—	$—	$—
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	1	—	38
Total	1	$—	$38

For the Three Months Ended September 30, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
(In Thousands)
Residential real estate	—	$—	$—
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	2	2,511	3,193
Commercial and industrial
Consumer	—	—	—
Home equity	—	—	—
Total	2	$2,511	$3,193

For the Nine Months Ended September 30, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(In Thousands)
Residential real estate	1	$252	$252
Residential construction	—	—	—
Commercial real estate	—	—	—
Commercial construction	2	2,511	3,193
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	3	$2,763	$3,445

The following is a summary of TDR loans by segment as of the dates indicated:

	As of September 30, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In Thousands)
Residential real estate	4	$853	4	$865
Residential construction	—	—	—	—
Commercial real estate	3	446	4	575
Commercial construction	—	—	2	2,108
Commercial and industrial	3	414	4	141
Consumer	—	—	—	—
Home equity	2	69	1	33
Total	12	$1,782	15	$3,722

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

Assets measured at fair value as of September 30, 2015 and December 31, 2014 on a recurring basis are summarized below:

	Fair Value Measurements Using
	September 30, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$405	$405	$—	$—
Total equity securities	$405	$405	$—	$—

	Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$414	$414	$—	$—
Total equity securities	$414	$414	$—	$—

Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements Using
	September 30, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$3,430	$—	$—	$3,430
Other real estate owned	1,174	—	1,174	—
Loans held for sale	377	—	377	—
Impaired loans are presented net of their related specific reserves of $229,000 and charge offs of $838,000 as of September 30, 2015.

	Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$5,184	$—	$—	$5,184
Other real estate owned	1,050	—	1,050	—

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

The carrying amounts and estimated fair values for financial instruments as of September 30, 2015 and December 31, 2014 were as follows:

		Fair Value Using
	Carrying Amount at September 30, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$49,566	$49,566	$—	$—
Available-for-sale securities	405	405	—	—
Held-to-maturity securities	32,784	—	33,588	—
FHLB stock	4,764	—	4,764	—

Loans:
Residential real estate	126,904	—	—	130,007
Residential construction	6,834	—	—	6,813
Commercial real estate	285,426	—	—	287,100
Commercial construction	41,005	—	—	41,328
Commercial and industrial	75,922	—	—	76,196
Consumer	2,549	—	—	2,746
Home equity	37,379	—	—	37,360
Net loans	576,019	—	—	581,550

Accrued interest and dividends receivable	1,765	—	1,765	—
Mortgage servicing rights	206	—	495	—

Financial liabilities:
Deposits	$517,767	$—	$518,846	$—
FHLB advances	88,433	—	89,343	—
Accrued interest payable	114	—	114	—

		Fair Value Using
	Carrying Amount at December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$49,769	$49,769	$—	$—
Available-for-sale securities	414	414	—	—
Held-to-maturity securities	33,747	—	34,229	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	118,837	—	—	121,296
Residential construction	8,022	—	—	8,008
Commercial real estate	247,246	—	—	248,316
Commercial construction	35,218	—	—	35,463
Commercial and industrial	73,452	—	—	73,668
Consumer	2,627	—	—	2,804
Home equity	34,355	—	—	34,453
Net loans	519,757	—	—	524,008

Accrued interest and dividends receivable	1,591	—	1,591	—
Mortgage servicing rights	269	—	622	—

Financial liabilities:
Deposits	$483,558	$—	$484,423	$—
FHLB advances	67,039	—	67,644	—
Accrued interest payable	82	—	82	—

9.   Common Stock

On August 27, 2015, the Company announced that it had completed its Seventh Stock Repurchase Program for the repurchase of 272,000 shares, at an average price of $16.30 per share. During the three months ended September 30, 2015, the Company repurchased 60,731 shares, at an average price per share of $16.58. On September 16, 2015, the Company announced that the Board of Directors authorized an Eighth Stock Repurchase Program to purchase up to 260,000 shares, or approximately 5% of the Company’s then outstanding stock. The Company intends to repurchase its shares from time to time at prevailing prices in the open market, in block transactions or in privately negotiated transactions. Repurchases will be made under Rule 10b-5(1) repurchase plans. The shares will be repurchased by the Company as treasury stock and will be available for general corporate purposes.

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

The Company is a Securities and Exchange Commission filer and management has evaluated subsequent events through the date that the financial statements were issued. On October 22, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per share of its common stock to stockholders of record as of the close of business on November 4, 2015, payable on or about November 19, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the Company") at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At September 30, 2015, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $56.2 million, or 8.8%, from $639.2 million at December 31, 2014 to $695.4 million at September 30, 2015. The increase in total assets was primarily due to the increase in net loans of $56.3 million, or 10.8%, from $519.8 million, or 81.3% of total assets at December 31, 2014, to $576.0 million, or 82.8% of total assets at September 30, 2015.

The significant components of the $56.3 million, or 10.8%, increase in net loans were an increase of $38.5 million, or 15.4%, in commercial real estate loans, an increase of $8.3 million, or 7.0%, in one-to-four-family residential real estate loans, an increase of $4.7 million, or 10.6% in construction loans, an increase of $3.1 million, or 8.9% in home equity loans and an increase in commercial and industrial loans of $2.4 million, or 3.3%. These increases were partially offset by a decrease in consumer loans of $82,000, or 3.1%. The increase in commercial real estate loans was due to the funding of outstanding loan commitments. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $82.1 million in loans sold to the secondary market. In order to service our customers management intends to continue to retain the servicing rights on all loans written and sold in the secondary market.

The held-to-maturity investment portfolio decreased $963,000, or 2.9%, from $33.7 million at December 31, 2014 to $32.8 million at September 30, 2015. The fair value of available-for-sale securities decreased $9,000, or 2.2%, from $414,000, at December 31, 2014 to $405,000, at September 30, 2015.

Total deposits increased $34.2 million, or 7.1%, from $483.6 million at December 31, 2014 to $517.8 million at September 30, 2015. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $23.7 million, or 7.6%, from $311.9 million at December 31, 2014 to $335.6 million at September 30, 2015. Demand deposits increased $22.8 million, or 23.3%, to $120.7 million, NOW accounts increased $1.0 million, or 2.3%, to $43.1 million, savings accounts increased $2.5 million, or 4.9%, to $53.2 million and money market accounts decreased $2.6 million, or 2.1%, to $118.5 million. Certificates of deposit increased $10.5 million, or 6.1%, from $171.6 million at December 31, 2014 to $182.1 million at September 30, 2015. The increase of 7.6% in core deposits was mostly due to seasonal fluctuations in commercial demand accounts. The increase in certificates of deposit was due to promotional interest rates.

The Company utilizes borrowings from a variety of sources to supplement its supply of funds for loans and investments. FHLB advances increased $21.4 million, or 31.9%, from $67.0 million at December 31, 2014 to $88.4 million at September 30, 2015. The increase in FHLB advances was due to the $38.1 million increase in long-term advances to fund loan growth, partially offset by paydowns on long-term advances of $16.7 million.

Stockholders’ equity was $88.5 million, or 12.7% of total assets, at September 30, 2015, compared to $88.1 million, or 13.8% of total assets, at December 31, 2014. The Company’s stockholders’ equity increased due to net income of $2.0 million for the nine months ended September 30, 2015, and an increase of $451,000 in additional paid-in capital and earned compensation related to stock-based compensation, partially offset by the $1.1 million cash dividend paid during the nine months ended September 30, 2015. The Company’s book value per share increased $0.26, or 1.6%, from $16.72 at December 31, 2014 to $16.98 at September 30, 2015. In addition, during the nine months ended September 30, 2015, the Company repurchased 60,731 shares of the Company stock at a cost of $1.0 million, or $16.58 average price per share.

Allowance for Loan Losses

Following is the activity in the allowance for loan losses and related ratios as of and for the periods indicated:

	At or for the Nine Months Ended September 30,
	2015	2014
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$4,927	$4,596
Charged off loans:
Residential real estate	(104)	(233)
Construction	—	(1,539)
Commercial real estate	(37)	(938)
Commercial	(33)	(2,174)
Home equity	(16)	(57)
Consumer	(43)	(50)
Total charged off loans	(233)	(4,991)

Recoveries on loans previously charged off:
Residential real estate	—	—
Construction	39	—
Commercial real estate	3	74
Commercial	7	23
Home equity	4	1
Consumer	21	17
Total recoveries	74	115
Net loan charge offs	(159)	(4,876)
Provision for loan losses	743	5,202
Allowance for loan losses, end of period	$5,511	$4,922

Ratios:
Net loan charge offs to total average loans	0.03%	0.97%

Allowance for loan losses to total loans (1)	0.95%	0.96%

Allowance for loan losses to nonperforming loans (2)	87.12%	41.37%

Recoveries to charge offs	31.76%	2.30%

Net loans charged off to allowance for loan losses	2.89%	99.07%

(1)	Total loans includes net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At September 30, 2015, the Company had twelve troubled debt restructured loans totaling $1.8 million, of which six totaling $1.1 million were included in nonperforming loans. Six of the twelve restructured loans totaling $719,000 were performing as modified and on accrual status. At September 30, 2014, the Company had fourteen troubled debt restructured loans totaling $4.3 million, of which nine totaling $3.7 million were included in nonperforming loans. Five of the fourteen restructured loans totaling $509,000 were performing as modified and on accrual status.

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

At September 30, 2015, the allowance for loan losses represented 0.95% of total loans and 87.1% of nonperforming loans. The allowance for loan losses increased $584,000, or 11.9%, from $4.9 million at December 31, 2014 to $5.5 million at September 30, 2015. The increase of $584,000 was due to the $743,000 provision for loan losses, offset by net charge-offs of $159,000.

For the nine months ended September 30, 2015, the provision for loan losses decreased $4.5 million from $5.2 million, for the nine months ended September 30, 2014 to $743,000. The provision for loan losses of $5.2 million for the nine months ended September 30, 2014 was due to net charge-offs of $4.9 million. Of the $743,000 provision for loan losses for the nine months ended September 30, 2015, $428,000, or 57.6%, was due to the $56.9 million, or 10.9%, increase in total loans from $523.7 million at December 31, 2014 to $580.6 million at September 30, 2015, $156,000 was due to the increase in specific reserves and $159,000 was due to net charge-offs.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$3,306	$4,308
Commercial real estate	1,081	3,000
Commercial construction	213	2,396
Commercial and industrial	1,467	1,196
Home equity	228	261
Consumer	31	32
Total nonaccrual loans	6,326	11,193
Other real estate owned	1,174	1,050
Total nonperforming assets	$7,500	$12,243

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.09%	2.14%

Total nonperforming assets as a percentage of total assets (2)	1.08%	1.92%

(1)	Total loans equals net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At September 30, 2015, there were no loans that were over 90 days delinquent and still accruing interest.

At September 30, 2015, nonperforming loans decreased $4.9 million, or 43.5%, to $6.3 million compared to $11.2 million at December 31, 2014. The decrease in nonperforming loans is primarily due to the decrease of $1.9 million, or 64.0% in commercial real estate loans, a decrease of $2.2 million, or 91.1%, in commercial construction loans, a decrease of $1.0 million, or 23.3%, in residential real estate loans, and a decrease of $33,000, or 12.6%, in home equity loans. The decrease in nonperforming commercial real estate loans was due to the sale of the underlying collateral on two separate nonperforming commercial loan relationships previously disclosed. The collateral for both relationships, including real estate, were sold without any additional write-downs. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At September 30, 2015, other real estate owned increased $124,000, or 11.8%, to $1.2 million.

Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
Deposit Type:		(Dollars In Thousands)
Demand deposits	$120,727	23.3%	$97,922	20.3%
NOW accounts	43,143	8.3%	42,177	8.7%
Savings accounts	53,211	10.3%	50,716	10.5%
Money market deposit accounts	118,546	22.9%	121,106	25.0%
Total core deposits	335,627	64.8%	311,921	64.5%
Certificates of deposit	182,140	35.2%	171,637	35.5%
Total deposits	$517,767	100.0%	$483,558	100.0%

Total deposits increased $34.2 million, or 7.1%, from $483.6 million at December 31, 2014 to $517.8 million at September 30, 2015. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $23.7 million, or 7.6%, from $311.9 million at December 31, 2014 to $335.6 million at September 30, 2015. Demand deposits increased $22.8 million, or 23.3%, to $120.7 million, NOW accounts increased $1.0 million, or 2.3%, to $43.1 million, savings accounts increased $2.5 million, or 4.9%, to $53.2 million and money market accounts decreased $2.6 million, or 2.1%, to $118.5 million. Certificates of deposit increased $10.5 million, or 6.1%, from $171.6 million at December 31, 2014 to $182.1 million at September 30, 2015. The increase of 7.6% in core deposits was mostly due to seasonal fluctuations in commercial demand accounts. The increase in certificates of deposit was due to promotional interest rates.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General

The Company reported net income of $970,000, or $0.20 basic earnings per share, for the three months ended September 30, 2015, compared to $522,000, or $0.10 basic earnings per share, for the same period in 2014. The increase in net income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, was primarily due to the $386,000, or 7.7%, increase in net interest income, a decrease of $90,000, or 39.6%, in the provision for loan losses, and a decrease in income tax expense of $55,000, or 12.7%. These improvements were partially offset by an increase of $63,000, or 1.3%, in non-interest expense and a decrease of $20,000, or 2.2%, in non-interest income.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$37,987	$637	6.65%	$39,239	$643	6.50%
Loans:
Residential real estate loans	127,964	1,208	3.75%	116,206	1,126	3.84%
Home equity	36,171	270	2.96%	32,339	281	3.45%
Commercial real estate loans	290,305	3,270	4.47%	228,383	2,702	4.69%
Residential construction	5,743	58	4.01%	7,789	77	3.92%
Commercial construction	38,557	416	4.28%	44,012	452	4.07%
Consumer loans	2,609	43	6.54%	2,561	41	6.35%
Commercial and industrial loans	76,435	764	3.97%	83,333	860	4.09%
Total loans (2)	577,784	6,029	4.14%	514,623	5,539	4.27%
Other interest-earning assets	16,956	10	0.23%	9,970	5	0.20%
Total interest-earning assets	632,727	6,676	4.19%	563,832	6,187	4.35%
Non-interest earning assets	43,414			44,372
Less: Allowance for loan losses	(5,391)			(4,787)
Total assets	$670,750			$603,417
Interest-bearing liabilities:
Deposits:
Money market accounts	$118,957	$66	0.22%	$110,555	$80	0.29%
Savings accounts (3)	52,428	14	0.10%	50,431	13	0.10%
NOW accounts	42,983	71	0.66%	41,810	72	0.68%
Certificates of deposit	179,723	528	1.17%	155,875	505	1.29%
Total interest-bearing deposits	394,091	679	0.68%	358,671	670	0.74%
Federal Home Loan Bank advances	89,777	347	1.53%	63,526	243	1.52%
Total interest-bearing borrowings	89,777	347	1.53%	63,526	243	1.52%
Total interest-bearing liabilities	483,868	1,026	0.84%	422,197	913	0.86%
Demand deposits	96,982			90,862
Other non-interest bearing liabilities	772			577
Total liabilities	581,622			513,636
Total stockholders' equity	89,128			89,781
Total liabilities and stockholders' equity	$670,750			$603,417
Net interest-earning assets	$148,859			$141,635

Net interest income (fully-taxable equivalent)		5,650			5,274
Less: tax equivalent adjustment (1)		(243)			(253)
Net interest income		$5,407			$5,021
Net interest rate spread (fully-taxable equivalent) (4)			3.35%			3.49%

Net interest margin (fully-taxable equivalent) (5)			3.54%			3.71%

Ratio of interest earning assets to interest-bearing liabilities			130.76%			133.55%

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

Net interest income, on a tax equivalent basis, increased $376,000, or 7.1%, to $5.7 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Net interest margin, on a tax equivalent basis, decreased 17 basis points from 3.71% for the three months ended September 30, 2014 to 3.54% for the three months ended September 30, 2015.

Interest and dividend income, on a tax equivalent basis, increased $489,000, or 7.9%, from $6.2 million for the three months ended September 30, 2014 to $6.7 million for the three months ended September 30, 2015. Average interest-earning assets increased $68.9 million, or 12.2%, from $563.8 million at September 30, 2014 to $632.7 million at September 30, 2015. Average loans increased $63.2 million, or 12.3%, primarily due to the increase in average commercial real estate loans of $61.9 million, or 27.1%. Average investment securities decreased $1.3 million, or 3.2%. Other interest earning assets, consisting of overnight fed funds, increased $7.0 million, or 70.1%. The tax equivalent yield on average interest-earning assets decreased 16 basis points to 4.19% for the three months ended September 30, 2015, primarily as a result of lower market rates of interest.

Total interest expense increased $113,000, or 12.4%, to $1.0 million for the three months ended September 30, 2015 from $913,000 for the three months ended September 30, 2014, primarily due to the $26.3 million, or 41.3%, increase in FHLB advances. Average interest-bearing liabilities increased $61.7 million, or 14.6%, to $483.9 million for the three months ended September 30, 2015 from $422.2 million for the three months ended September 30, 2014. Rates paid on average interest-bearing liabilities declined two basis points from 0.86% for the three months ended September 30, 2014 to 0.84% for the three months ended September 30, 2015. The continued low interest rate environment led to a decrease in rates paid for certificates of deposit of 12 basis points from 1.29% at September 30, 2014 to 1.17% for the three months ended September 30, 2015. The cost of FHLB advances increased one basis point from 1.52% for the three months ended September 30, 2014 to 1.53% for the three months ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses decreased $90,000, or 39.6% to $137,000, for the three months ended September 30, 2015, compared to $227,000 for the three months ended September 30, 2014. Nonperforming loans decreased $5.6 million, or 46.8%, from $11.9 million, or 2.32% of total loans, at September 30, 2014, to $6.3 million, or 1.09% of total loans, at September 30, 2015. Total nonperforming assets decreased $5.5 million, or 42.4%, from $13.0 million, or 2.08% of total assets, at September 30, 2014, to $7.5 million, or 1.08% of total assets, at September 30, 2015. The allowance for loan losses as a percentage of total loans decreased from 0.96% at September 30, 2014 to 0.95% at September 30, 2015. The allowance for loan losses as a percentage of non-performing loans increased from 41.4% at September 30, 2014 to 87.1% at September 30, 2015.

Non-Interest Income

For the three months ended September 30, 2015, non-interest income decreased $20,000, or 2.2%, from $899,000 for the three months ended September 30, 2014 to $879,000. The decrease in non-interest income was due to the $17,000, or 2.3%, decrease in income from service charges, fees and commissions, and a decrease in income from bank owned life insurance of $3,000, or 3.3%, partially offset by an increase of $12,000, or 20.7%, in income from loan sales and servicing, net.

Non-Interest Expenses

For the three months ended September 30, 2015, non-interest expense of $4.8 million, or 2.84% of average assets, increased $63,000, or 1.3%, compared to the three months ended September 30, 2014. The increase was primarily due to the $45,000, or 1.8%, increase in salaries and benefits, an increase of $65,000, or 19.2%, in data processing, an increase in other non-interest expense of $48,000, or 7.7%, an increase in foreclosure fees of $18,000, or 12.9%, and an increase of $6,000, or 9.2%, in stationery, supplies and postage. These increases were partially offset by a decrease in professional fees of $93,000, or 34.3%, a decrease of $14,000, or 3.8%, in occupancy expense and a decrease in FDIC insurance expense of $12,000, or 10.3%.

Income Taxes

For the three months ended September 30, 2015, we recorded a provision for income taxes of $379,000, reflecting an effective tax rate of 28.1%, compared to a provision for income taxes of $434,000, reflecting an effective tax rate of 45.4%, for the three months ended September 30, 2014. The effective tax rate includes the impact of the utilization of tax-exempt investments and non-taxable income related to bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General

The Company reported net income of $2.0 million, or $0.41 basic earnings per share, for the nine months ended September 30, 2015, compared to a net loss of $876,000, or $0.17 basic loss per share, for the same period in 2014. The increase in net income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, was primarily due to the $4.5 million, or 85.7%, decrease in the provision for loan losses, an increase in net interest income of $1.1 million, or 7.6%, an increase in non-interest income of $69,000, or 3.1%, partially offset by an increase of $394,000 or 2.8%, in non-interest expense and an increase of $2.3 million, or 146.4%, in income tax expense due to the higher level of income during the nine months ended September 30, 2015.

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

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$37,962	$1,877	6.61%	$43,247	$1,972	6.10%
Loans:
Residential real estate loans	124,426	3,548	3.81%	114,669	3,358	3.92%
Home equity	35,154	813	3.09%	32,081	841	3.50%
Commercial real estate loans	277,724	9,442	4.55%	220,199	7,828	4.75%
Residential construction	6,504	191	3.93%	7,254	219	4.04%
Commercial construction	37,135	1,166	4.20%	42,298	1,310	4.14%
Consumer loans	2,601	127	6.53%	2,412	117	6.49%
Commercial and industrial loans	74,124	2,223	4.01%	83,073	2,442	3.93%
Total loans (2)	557,668	17,510	4.20%	501,986	16,115	4.29%
Other interest-earning assets	26,377	48	0.24%	13,655	23	0.23%
Total interest-earning assets	622,007	19,435	4.18%	558,888	18,110	4.33%
Non-interest earning assets	42,601			41,799
Less: Allowance for loan losses	(5,212)			(4,594)
Total assets	$659,396			$596,093
Interest-bearing liabilities:
Deposits:
Money market accounts	$119,234	$219	0.25%	$112,242	$258	0.31%
Savings accounts (3)	52,054	40	0.10%	50,269	39	0.10%
NOW accounts	42,686	214	0.67%	41,667	253	0.81%
Certificates of deposit	178,999	1,621	1.21%	155,530	1,539	1.32%
Total interest-bearing deposits	392,973	2,094	0.71%	359,708	2,089	0.78%
Federal Home Loan Bank advances	81,012	927	1.53%	54,515	672	1.65%
Total interest-bearing liabilities	473,985	3,021	0.85%	414,223	2,761	0.89%
Demand deposits	95,885			90,178
Other non-interest bearing liabilities	599			511
Total liabilities	570,469			504,912
Total stockholders' equity	88,927			91,181
Total liabilities and stockholders' equity	$659,396			$596,093
Net interest-earning assets	$148,022			$144,665

Net interest income (fully-taxable equivalent)		16,414			15,349
Less: tax equivalent adjustment (1)		(730)			(768)
Net interest income		$15,684			$14,581
Net interest rate spread (fully-taxable equivalent) (4)			3.33%			3.44%

Net interest margin (fully-taxable equivalent) (5)			3.53%			3.67%

Ratio of interest earning assets to interest-bearing liabilities			131.23%			134.92%

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

Net interest income, on a tax equivalent basis, increased $1.1 million, or 6.9%, to $16.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Net interest margin, on a tax equivalent basis, decreased 14 basis points from 3.67% for the nine months ended September 30, 2014 to 3.53% for the nine months ended September 30, 2015.

Interest and dividend income, on a tax equivalent basis, increased $1.3 million, or 7.3%, from $18.1 million for the nine months ended September 30, 2014 to $19.4 million for the nine months ended September 30, 2015. Average interest-earning assets increased $63.1 million, or 11.3%, from $558.9 million at September 30, 2014 to $622.0 million at September 30, 2015. Average loans increased $55.7 million, or 11.1%, primarily due to the increase in average commercial real estate loans of $57.5 million, or 26.1%, while the average yield on loans decreased 9 basis points. Average investment securities decreased $5.3 million, or 12.2%. Other interest earning assets, consisting of overnight fed funds, increased $12.7 million, or 93.2%. The tax equivalent yield on average interest-earning assets decreased 15 basis points to 4.18% for the nine months ended September 30, 2015, primarily as a result of lower market rates of interest.

Total interest expense increased $260,000, or 9.4%, to $3.0 million for the nine months ended September 30, 2015 from $2.8 million for the nine months ended September 30, 2014, primarily due to the increase in interest expense of $255,000, or 37.9%, on FHLB advances. Average interest-bearing liabilities increased $59.8 million, or 14.4%, to $474.0 million for the nine months ended September 30, 2015 from $414.2 million for the nine months ended September 30, 2014. Rates paid on average interest-bearing liabilities declined four basis points from 0.89% for the nine months ended September 30, 2014 to 0.85% for the nine months ended September 30, 2015. The low interest rate environment led to a decrease in rates paid for certificates of deposit of 11 basis points from 1.32% at September 30, 2014 to 1.21% for the nine months ended September 30, 2015. The cost of FHLB advances decreased 12 basis points from 1.65% for the nine months ended September 30, 2014 to 1.53% for the nine months ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses decreased $4.5 million, or 85.7%, from $5.2 million for the nine months ended September 30, 2014 to $743,000 for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, net charge-offs decreased $4.7 million, or 96.7%, to $159,000, or 0.03% of total average loans, from $4.9 million, or 0.97% of total average loans, for the nine months ended September 30, 2014. Nonperforming loans decreased $5.6 million, or 88.1%, from $11.9 million, or 2.32% of total loans, at September 30, 2014, to $6.3 million, or 1.09% of total loans, at September 30, 2015. The allowance for loan losses as a percentage of total loans decreased from 0.96% at September 30, 2014 to 0.95% at September 30, 2015. The allowance for loan losses as a percentage of nonperforming loans increased from 41.4% at September 30, 2014 to 87.1% at September 30, 2015.

Non-Interest Income

Non-interest income increased $69,000, or 3.1%, from $2.2 million for the nine months ended September 30, 2014 to $2.3 million for the nine months ended September 30, 2015. Income from service charges, fees and commissions increased $20,000, or 1.1%, income from loan sales and servicing, net, increased $19,000, or 11.4%, and write-downs on other real estate owned (OREO) decreased $66,000, or 91.7%. These improvements were partially offset by the decrease of $34,000, or 100.0%, in net gains on the sale of securities available for sale, and a decrease of $5,000, or 1.9%, in income from BOLI.

Non-Interest Expenses

For the nine months ended September 30, 2015, non-interest expense of $14.4 million, or 2.93% of average assets, increased $394,000, or 2.8%, from $14.1 million, or 3.15% of average assets, for the nine months ended September 30, 2014. The increase in non-interest expense was primarily due to the increase in salaries and benefits of $163,000, or 2.2%, an increase in data processing of $105,000, or 10.0%, an increase of $150,000, or 8.2%, in other non-interest expense, an increase of $38,000, or 12.4%, in FDIC insurance expense, an increase of $20,000, or 1.7%, in occupancy expense, an increase of $10,000, or 5.2%, in stationery, supplies and postage and an increase in foreclosure and loan collection related expenses of $25,000, or 6.5%. These increases were partially offset by a decrease in advertising expense of $44,000, or 9.3%, a decrease of $70,000, or 11.1%, in professional fees, and a decrease in furniture and fixtures of $3,000, or 0.6%.

Income Taxes

Income tax expense increased from a tax benefit of $1.6 million for the nine months ended September 30, 2014 to a tax expense of $740,000 for the nine months ended September 30, 2015. The tax expense was the result of a higher level of income during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Reconciliation and Explanation of Use of Non-GAAP Financial Measurements

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$394	4.11%	$390	3.94%	$1,147	4.04%	$1,204	3.72%
Tax equivalent adjustment (1)	243		253		730		768
Investment securities (tax equivalent basis)	$637	6.65%	$643	6.50%	$1,877	6.61%	$1,972	6.10%

Net interest income (no tax adjustment)	$5,407		$5,021		$15,684		$14,581
Tax equivalent adjustment (1)	243		253		730		768
Net interest income (tax equivalent basis)	$5,650		$5,274		$16,414		$15,349

Interest rate spread (no tax adjustment)		3.19%		3.49%		3.17%		3.26%
Net interest margin (no tax adjustment)		3.39%		3.53%		3.37%		3.49%
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, total cash and cash equivalents totaled $49.6 million, net of reserve requirements.

In addition, at September 30, 2015, the Company had the ability to borrow a total of approximately $156.9 million from the FHLB. On September 30, 2015, we had $88.4 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $68.4 million at September 30, 2015. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of September 30, 2015 totaled $114.0 million, or 62.64%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management
We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at September 30, 2015.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2015
Total Capital to Risk Weighted Assets
Company	$92,949	16.4%	$45,301	8.0%	N/A	N/A
Bank	$82,129	14.5%	$45,179	8.0%	$56,474	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$87,422	15.4%	$33,976	6.0%	N/A	N/A
Bank	$76,602	13.6%	$33,885	6.0%	$45,179	8.0%
Tier 1 Capital to Average Assets
Company	$87,422	13.0%	$26,813	4.0%	N/A	N/A
Bank	$76,602	11.5%	$26,754	4.0%	$33,442	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets
Company	$87,422	15.4%	$25,482	4.5%	N/A	N/A
Bank	$76,602	13.6%	$25,413	4.5%	$43,475	6.5%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014
Total Capital to Risk Weighted Assets
Company	$91,331	17.5%	$41,808	8.0%	N/A	N/A
Bank	$78,337	15.0%	$41,677	8.0%	$52,096	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$86,384	16.5%	$20,904	4.0%	N/A	N/A
Bank	$73,390	14.1%	$20,838	4.0%	$31,257	6.0%
Tier 1 Capital to Average Assets
Company	$86,384	13.8%	$24,956	4.0%	N/A	N/A
Bank	$73,390	11.8%	$24,871	4.0%	$31,088	5.0%

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

	September 30, 2015	December 31, 2014
	(In Thousands)
Total equity determined under GAAP	$88,498	$88,134
Accumulated other comprehensive income	(24)	(29)
Disallowed mortgage servicing assets	—	(27)
Disallowed deferred tax assets	(1,052)	(1,694)
Tier 1 Capital	87,422	86,384
Allowable allowance for loan losses	5,511	4,927
Unrealized gain on available-for-sale equity securities, net of tax	16	20
Total regulatory capital	$92,949	$91,331

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

On October 22, 2015, the Company declared a cash dividend of $0.08 per share payable on November 19, 2015.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2015	December 31, 2014
Commitments to grant loans	$17,021	$35,418
Unfunded commitments for construction loans	20,652	17,210
Unfunded commitments under lines of credit	81,851	79,092
Standby letters of credit	930	904

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $930,000 and $904,000 at September 30, 2015 and December 31, 2014, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2015 and December 31, 2014 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2015 through September 30, 2016 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	(0.9)%
Up 400 - 24 months	(0.3)%
Up 300 - 12 months shock	1.0%
Up 200 - 12 months	(0.3)%
Up 100 - 12 months shock	0.7%
Base
Down 100 - 12 months	(1.2)%

As indicated in the table above, the results of a 100 and 300 basis point shock increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 0.7% and 1.0%, respectively. A 200 basis point increase over 12-months is estimated to decrease net interest income by 0.3%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 0.3% and 0.9% in the first twelve months, respectively. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.2%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2015, the risk factors for the Company have not changed materially from those reported in our 2014 Annual Report on Form 10-K. However, the risks described in our 2014 Annual Report on Form 10-K are not the only risks that we face.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, the Company announced that the Board of Directors authorized a Seventh Stock Repurchase Program (the “Seventh Stock Repurchase Program”) for the purchase of up to 272,000 shares of the Company's stock, or 5% of the Company’s then outstanding common stock. During the nine months ended September 30, 2015, the Company repurchased 60,731 shares of Company stock at an average price per share of $16.58, completing its Seventh Stock Repurchase Program. The following table provides information regarding the Company's purchase of its equity securities during the three months ended September 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	—	$—	211,269	60,731
August 1-31, 2015	60,731	16.58	272,000	—
September 1-30, 2015	—	—	—	260,000
Total	60,731	$16.58

On September 16, 2015, the Company announced that the Board of Directors authorized an Eighth Stock Repurchase Program (the “ Eighth Repurchase Program”) for the purchase of up to 260,000 shares, or approximately 5% of the Company’s outstanding common stock. The Company intends to purchase its shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and under any plan that may be deployed in accordance with Rule 10b-5(1). The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014,  (iii) the Consolidated Statement of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: November 4, 2015	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 4, 2015		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)