Form 10-K
period 2015-12-31
CHICOPEE BANCORP, INC.
filed 2016-03-11
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ____NO    X

On June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $86,301,411. The amount was based on the closing price as of June 30, 2015 on the NASDAQ Global select market for a share of the registrant's common stock, which was $17.10.

The number of shares of Common Stock outstanding as of March 8, 2016 was 5,210,739.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Competition

We face significant competition in attracting deposits and loans. Our most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held approximately 5.02% of the deposits in Hampden County, which was the 7th largest market share out of the 17 banks and thrifts with offices in Hampden County.  This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on deposits than banks.  There are 14 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts.  In addition, banks owned by large super-regional bank holding companies such as Bank of America Corporation, Santander Bank, N.A., Citizens Financial Group, First Niagara Financial Group, Inc., and TD Bank, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. The Company’s loan portfolio totaled $585.7 million at December 31, 2015 compared to $523.7 million at December 31, 2014, representing 86.3% and 81.9% of total assets, respectively. In its lending activity, the Company originates one-to-four family real estate loans, commercial real estate loans, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other consumer loans. The Company does not originate loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $195.5 million in fiscal year 2015 and $140.5 million in 2014, including residential mortgage loans sold to the secondary market of $5.4 million and $4.8 million, respectively. Servicing rights are retained on all loans originated and sold into the secondary market.

Residential Real Estate Loans. At December 31, 2015 and 2014, the residential real estate loan portfolio totaled $127.6 million and $118.7 million, or 21.8% and 22.7% of the total loan portfolio, with an average yield of 3.79% and 3.87%, respectively. Residential real estate loans originated totaled $46.3 million and $36.2 million in 2015 and 2014, respectively, which includes loans sold to the secondary market of $5.4 million and $4.8 million in 2015 and 2014, respectively. Of the residential real estate loans outstanding at December 31, 2015, $102.7 million, or 80.5%, were adjustable rate loans. Total loans serviced for others as of December 31, 2015 and 2014 were $82.1 million and $91.3 million, respectively. Residential real estate loans enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by the demand for each in a competitive environment.

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

The largest owner-occupied residential real estate loan was $1.7 million and was performing according to its original terms as of December 31, 2015.

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

Commercial Real Estate Loans.  At December 31, 2015 and 2014, commercial real estate loans totaled $287.8 million and $249.6 million, or 49.1% and 47.7% of the total loan portfolio, with an average yield of 4.53% and 4.75%, respectively. This yield calculation includes commercial construction and residential investment loan balances and interest income. Commercial real estate loans originated totaled $110.2 million and $66.6 million in 2015 and 2014, respectively. Our commercial real estate and residential investment loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2015, our largest commercial real estate loan was $9.2 million and was secured by a medical office building located in Holyoke, Massachusetts. This loan was performing according to the original terms at December 31, 2015.

At December 31, 2015, our exposure to commercial real estate and commercial business loan participations purchased and sold totaled $14.8 million and $24.4 million, respectively. The properties securing these loans are located primarily in Massachusetts.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2015, we had nineteen land loans totaling $5.5 million.

Construction Loans. At December 31, 2015 and 2014, the Company had $56.6 million and $43.9 million of construction loans outstanding, representing 9.7% and 8.4% of the total loan portfolio, with an average yield of 4.18% and 4.12%, respectively. We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings.

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

At December 31, 2015, our largest outstanding residential construction loan was $702,600, of which $602,570 was outstanding. At December 31, 2015, our largest outstanding commercial construction loan was $7.9 million, of which $7.3 million was outstanding for the development of an office building. These loans were performing in accordance with their original terms at December 31, 2015.

Commercial and Industrial Loans.  The Company originated $26.3 million and $30.4 million in commercial and industrial loans in 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had $71.5 million and $74.3 million in commercial and industrial loans, representing 12.2% and 14.1% of the total loan portfolio, with an average yield of 4.02% and 3.99%, respectively. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and letters of credit loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus margin, or FHLB, plus margin. The Company generally does not make unsecured commercial and industrial loans.

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

At December 31, 2015, our largest commercial term loan was a $3.2 million loan secured by equipment located in Springfield, Massachusetts, including all assets of the borrower. The loan was performing according to its original terms at December 31, 2015. Our largest lending exposure was a $14.5 million commercial lending relationship, of which $10.0 million  was outstanding at December 31, 2015. The relationship is secured by commercial real estate located in Westfield, Massachusetts. The loans were performing in accordance with their original terms at December 31, 2015.

Consumer Loans. The Company originated $18.1 million and $12.1 million of consumer loans, including home equity loans, in 2015 and 2014, respectively. At December 31, 2015 and 2014, consumer loans outstanding totaled $42.1 million and $37.2 million, or 7.4% and 7.1% of the total loan portfolio, with an average yield of 3.67% and 3.82%, respectively. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by automobiles, recreational vehicles, pools and spas and home improvement loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by statute, to 20% of our stated capital and reserves. At December 31, 2015, our general regulatory limit on loans to one borrower was $16.7 million. At December 31, 2015, our internal lending limit to one borrower was $8.0 million, unless approved in excess of this amount by the executive committee of the Board of Directors. Our largest lending exposure was a $14.5 million commercial lending relationship, of which $10.0 million  was outstanding at December 31, 2015. The relationship is secured by commercial real estate located in Westfield, Massachusetts. The loans were performing in accordance with their original terms at December 31, 2015.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including marketable equity securities, U.S. Treasury obligations, securities of various government sponsored enterprises and municipal governments, deposits at the FHLB and certificates of deposit of federally insured institutions. We are also required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit us to do so and we had no investments in derivative securities at December 31, 2015.

At December 31, 2015, our investment portfolio consisted primarily of tax-exempt industrial revenue bonds, and to a lesser extent, certificates of deposit, collateralized mortgage obligations, and investment-grade marketable equity securities.

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

Deposits. Substantially all of our depositors are residents of the Commonwealth of Massachusetts. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market deposit accounts), regular savings accounts (such as passbook accounts) and certificates of deposit. At December 31, 2015, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and price the deposit products depending on our needs for funds and rates on borrowings.  Deposit accounts at the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. In addition, as a Massachusetts-chartered savings bank, Chicopee Savings Bank is required to be a member of DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The combination of FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposits.

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

Financial Services

We have a partnership with a third-party registered broker-dealer, Linsco/Private Ledger ("LPL"). Through LPL, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by LPL from sales to customers. For the years ended December 31, 2015, 2014 and 2013, we received fees of $394,000, $374,000 and $320,000, respectively, through our relationship with LPL.

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

The following are descriptions of Chicopee Savings Bank’s wholly-owned subsidiaries:

CSB Colts, Inc. CSB Colts, Inc. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2015, CSB Colts had total assets of $32.2 million consisting primarily of tax-exempt industrial revenue bonds. CSB Colts’ net income for the year ended December 31, 2015 was $1.4 million. As a Massachusetts securities corporation, the income earned on CSB Colts’ investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

CSB Investment Corp. CSB Investment Corp. was formed in 2003 as a Massachusetts corporation to engage in buying, selling and holding securities on its own behalf. At December 31, 2015, CSB Investment had total assets of $604,000 consisting primarily of collateralized mortgage obligations and marketable equity securities. CSB Investment’s net income for the year ended December 31, 2015 was $17,000. As a Massachusetts securities corporation, the income earned on CSB Investment’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Chicopee Savings Bank.

Cabot Realty L.L.C. Cabot Realty L.L.C. was formed as a Massachusetts limited liability company to hold other real estate owned (“OREO”). At December 31, 2015, Cabot Realty had total assets of $1.7 million consisting primarily of cash and cash equivalents of $217,000 and OREO of $1.4 million. Cabot Realty’s net loss for the year ended December 31, 2015 was $297,000. Cabot Management Corporation, a wholly owned subsidiary of Chicopee Savings Bank, has a 1% membership interest in, and Chicopee Savings Bank has a 99% membership interest in, Cabot Realty.

Cabot Management Corporation. Cabot Management Corporation was formed in 1979 as a Massachusetts corporation to acquire and manage interests in real property and to acquire, construct, rehabilitate, lease, finance and dispose of housing facilities. Cabot Management is currently inactive and at December 31, 2015 had total assets of $17,000.

Personnel

As of December 31, 2015, we had approximately 112 full-time employees and 22 part-time employees, none of whom is represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

Regulation and Supervision

General

Chicopee Savings Bank is a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Chicopee Bancorp, Inc., a Maryland corporation and registered bank holding company. Chicopee Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Chicopee Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Chicopee Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Chicopee Savings Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a registered bank holding company, Chicopee Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.” Chicopee Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Chicopee Bancorp, Inc. and Chicopee Savings Bank.

Set forth below are certain material statutory and regulatory requirements applicable to Chicopee Bancorp, Inc. and Chicopee Savings Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Chicopee Bancorp, Inc. and Chicopee Savings Bank.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months of that date. The revised capital regulations were effective January 1, 2015.

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

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Chicopee Bancorp, Inc. to its stockholders depend, in part, upon receipt of dividends from Chicopee Savings Bank. The payment of dividends from Chicopee Savings Bank would be restricted by federal law if the payment of such dividends resulted in Chicopee Savings Bank failing to meet regulatory capital requirements.

For the year ended December 31, 2015 there was no dividend declared from the Bank to the Company. For the years ended December 31, 2014 and 2013, a total of $6.8 million and $2.5 million, respectively, in dividends were declared from the Bank to the Company. During 2015, 2014 and 2013, a total of $690,000, $700,000 and $660,000, respectively, in dividends were declared from Chicopee Funding Corporation ("CFC") to the Company, respectively. CFC received contributions from the Company in the amount of $98,000, $100,000 and $77,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, a total of $1.5 million, $1.4 million and $1.0 million, respectively, in cash dividends were paid to the Company's stockholders. The first quarterly dividend declared by the Company was announced on January 24, 2013.

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

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions including an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, impaired capital, or violations of law or the bank’s charter. In addition, Massachusetts consumer protection and civil rights statutes applicable to Chicopee Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “-Federal Regulations-Federal Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “-Federal Regulations-Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Chicopee Savings Bank, are required to comply with minimum leverage capital requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. These capital requirements were effective January 1, 2015. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions if it deems necessary.

Prompt Corrective Regulatory Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Chicopee Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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
In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2015, Chicopee Savings Bank paid $34,000 in fees related to the FICO.
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
Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Chicopee Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Chicopee Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Chicopee Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2015 and 2014, Chicopee Savings Bank was in compliance with this requirement with an investment in stock of the FHLB of $4.8 million.

For the years ended December 31, 2015 and 2014, the Company received dividend income from its FHLB stock investment of $109,000, and $58,000 , respectively.

Other Regulations
Some interest and other charges collected or contracted by Chicopee Savings Bank are subject to state usury laws and federal laws concerning interest rates and charges. Chicopee Savings Bank’s operations also are subject to state and federal laws applicable to credit transactions and other operations, including, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

Holding Company Regulation

Chicopee Bancorp, Inc., as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Chicopee Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Chicopee Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Chicopee Bancorp, Inc. does not anticipate opting for “financial holding company” status at this time.

Chicopee Bancorp, Inc. is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that were not includable at the institution level. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1.0 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019. Chicopee Bancorp, Inc. is not subject to this requirement.

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

The Dodd-Frank Act codified the “source of strength” doctrine. That longstanding policy of the Federal Reserve Board requires bank holding companies to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Chicopee Bancorp, Inc. to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if Chicopee Bancorp, Inc. ever held as a separate subsidiary a depository institution in addition to Chicopee Savings Bank.

Chicopee Bancorp, Inc. and Chicopee Savings Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Chicopee Bancorp, Inc. or Chicopee Savings Bank.

The status of Chicopee Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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
Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. Chicopee Bancorp,

Inc. would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Chicopee Savings Bank.

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

Below is information regarding our executive officers who are not also Directors.  Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2015.

Russell J. Omer has served as Executive Vice President of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending, since 1998. Age 65.

Guida R. Sajdak was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and Bank effective July 1, 2010.  Ms. Sajdak has been employed by the Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 42.

Item 1A.  Risk Factors.

Our increased emphasis on commercial real estate and commercial and industrial lending may expose us to increased lending risks. At December 31, 2015, our loan portfolio included $287.8 million of commercial real estate loans, or 49.1% of total loans, and $71.5 million of commercial and industrial loans, or 12.2% of total loans. We have grown the commercial loan portfolio in recent years and intend to continue to grow commercial real estate and commercial and industrial loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential real estate loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four-family residential real estate loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

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

For further discussion of how changes in interest rates could impact us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management-Interest Rate Risk Management."

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 0.96% of total loans at December 31, 2015. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards could affect our reported results of operations. The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.
In December 2012, the Financial Accounting Standards Board issued for public comment a Proposed Accounting Standards Update that would remove the existing “probable” threshold in U.S. generally accepted accounting principles (“GAAP”) for recognizing credit losses and broaden the range of information that must be considered in measuring the allowance for expected credit losses. This proposal, if adopted as presented, could have a material negative impact on our reported results of operations and capital.

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

Government responses to economic conditions may adversely affect our operations, financial condition and earnings. The Dodd-Frank Act has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Home Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.
The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.
Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, adopted a low interest rate policy through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board significantly increases the federal funds rate, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery.

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

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2015, we held 5.02% of the deposits in Hampden County, which was the 7th largest market share of deposits out of the 17 financial institutions in the county. This data does not include deposits held by one of our primary competitors, credit unions, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. There are 14 credit unions headquartered in Hampden County, some of the larger of which are headquartered in Chicopee, Massachusetts. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Chicopee, Massachusetts, eight full service branch offices and our lending and operation center. Of our nine locations, we own six and lease three of the buildings. We also own the land for five of the six buildings we own. For one of our branches we own the building and lease the land. The net book value of our land, buildings, and improvements was $6.1 million at December 31, 2015. The following table sets forth ownership and lease information for the Company’s offices as of December 31, 2015:

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “CBNK.”  The following table sets forth the high and low closing prices of the common stock and dividends declared for the years ended December 31, 2015 and 2014, as reported by NASDAQ. The first quarterly dividend declared by the Company was announced on January 24, 2013. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2015				2014
First Quarter	$16.90	$15.80	$0.07	First Quarter	$17.88	$16.89	$0.07
Second Quarter	17.10	16.19	0.07	Second Quarter	17.69	16.46	0.07
Third Quarter	16.96	16.04	0.08	Third Quarter	16.85	14.81	0.07
Fourth Quarter	17.49	16.11	0.08	Fourth Quarter	16.95	13.80	0.07

The Company’s ability to pay dividends is dependent on dividends received from Chicopee Savings Bank and its other subsidiaries. For a discussion of restrictions on the payment of cash dividends by Chicopee Savings Bank, see “Business—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2010 through December 31, 2015. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Thrift $500M – $1B Bank Index and the NASDAQ Stock Index (U.S. Companies). The graph assumes a $100 investment on December 31, 2010 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2015.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Chicopee Bancorp, Inc.	100.00	111.46	125.61	139.26	136.25	143.62
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Thrift $500M - $1B	100.00	94.38	119.39	146.74	171.23	203.90

Shareholders and Issuer Purchases of Equity Securities

As of March 8, 2016, the Company had approximately 577 registered holders of record of the Company’s common stock.

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2015-10/31/2015	—	$—	260,000	260,000
11/01/2015-11/30/2015	—	—	260,000	260,000
12/01/2015-12/31/2015	—	—	260,000	260,000
Total	—		-	260,000

On June 1, 2012, the Company announced that the Board of Directors authorized a common stock repurchase program (the "Plan"). The Plan allowed for the repurchase of up to 272,000 shares, or approximately 5.0%, of the Company’s outstanding common stock. This program was completed in August 2015, with the purchase of all 272,000 shares at an average price of $16.30. During the year ended December 31, 2015, the Company repurchased 60,731 shares at an average price of $16.58, completing its Seventh Stock Repurchase Program. As of December 31, 2015, the Company repurchased a total of $2.2 million shares of common stock at a total cost of $30.4 million, or an average price per share of $13.57.

On September 16, 2015, the Company announced that the Board of Directors authorized an Eighth Stock Repurchase Program (the "Eighth Repurchase Program") for the purpose of up to 260,000 shares, or approximately 5% of the Company's outstanding common stock. The Company intends to purchase its shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and under any plan that may be deployed in accordance with Rule 10b-5(1). The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. A total of 260,000 shares may yet be purchased under the Plan.

Item 6.  Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Selected Financial Data:
Total assets	$678,574	$639,222	$587,727	$599,982	$616,306
Cash and cash equivalents	28,229	49,769	18,915	39,608	61,122
Loans	586,574	524,684	490,215	469,575	448,047
Allowance for loan losses	5,615	4,927	4,596	4,364	4,576
Available-for-sale securities	426	414	602	621	613
Held-to-maturity securities	32,229	33,747	48,606	59,568	73,852
Deposits	507,109	483,558	449,766	466,177	453,377
Federal Home Loan Bank advances	81,330	67,039	44,992	33,332	59,265
Stockholders' equity	89,274	88,134	92,230	89,969	90,782
Nonperforming assets	7,832	12,243	7,241	4,559	5,624

Selected Operating Data:
Interest and dividend income	$25,202	$23,354	$23,069	$24,397	$24,850
Interest expense	4,075	3,683	4,349	5,627	6,902
Net interest and dividend income	21,127	19,671	18,720	18,770	17,948
Provision for loan losses	941	5,271	425	442	842
Net interest income after provision for loan losses	20,186	14,400	18,295	18,328	17,106
Non-interest income	3,028	2,817	3,100	3,023	2,650
Non-interest expense	19,186	18,900	18,155	18,305	18,734
Income (loss) before provision for income taxes	4,028	(1,683)	3,240	3,046	1,022
Income tax expense (benefit)	1,029	(1,105)	687	581	(78)
Net income (loss)	$2,999	$(578)	$2,553	$2,465	$1,100
Basic earnings (loss) per share	$0.61	$(0.12)	$0.51	$0.49	$0.21
Diluted earnings (loss) per share	$0.60	$(0.12)	$0.50	$0.48	$0.21

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Ratios and Other Data:
Performance Ratios:
Average yield on interest-earning assets (1)	4.16%	4.30%	4.39%	4.55%	4.73%
Average rate paid on interest-bearing liabilities	0.85%	0.88%	1.04%	1.27%	1.57%
Average interest rate spread (2)	3.31%	3.42%	3.35%	3.28%	3.16%
Net interest margin (3)	3.51%	3.65%	3.60%	3.54%	3.47%
Ratio of interest-earning assets to interest-bearing liabilities	131.64%	134.79%	132.02%	126.51%	124.18%
Non-interest expenses as a percent of average assets	2.88%	3.13%	3.10%	3.06%	3.21%
Return on average assets	0.45%	(0.10)%	0.44%	0.41%	0.19%
Return on average equity	3.37%	(0.64)%	2.79%	2.75%	1.20%
Ratio of average equity to average assets	13.35%	15.01%	15.58%	15.02%	15.72%
Efficiency ratio (4)	76.22%	80.09%	79.00%	79.43%	88.06%

Regulatory Capital Ratios:
Total risk-based capital	16.5%	17.5%	19.6%	19.3%	19.6%
Tier 1 risk-based capital	15.5%	16.5%	18.6%	18.4%	18.7%
Tier 1 leverage capital	12.8%	13.8%	15.8%	15.0%	14.8%
Common equity tier 1 capital	15.5%	-	-	-	-

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.09%	2.14%	1.40%	0.85%	1.05%
Nonperforming assets as a percent of total assets	1.15%	1.92%	1.23%	0.76%	0.91%
Allowance for loan losses as a percent of total loans	0.96%	0.94%	0.94%	0.93%	1.02%
Allowance for loan losses as a percent of nonperforming loans	87.78%	44.02%	67.25%	109.46%	97.13%
Net loans charged-off to average interest-earning loans	0.04%	0.98%	0.04%	0.14%	0.16%

Other Data:
Banking offices at end of year	9	9	9	9	8

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
(4)
The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on sales of investment securities, property, loans held for sale and other, net. At December 31, 2015 the ratio is calculated as follows (in thousands):

Non-interest expenses	$19,186
Tax equivalent net interest income	$22,098
Non-interest income	3,028
Add back:
Loss and writedowns on sale of other real estate owned	47
Total income included in calculation	$25,173
Non-interest expenses divided by total income	76.22%

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to: (1) changes in consumer spending, borrowing and savings habits; (2) the financial health of certain entities, including government-sponsored enterprises, the securities of which are owned or acquired by the Company; (3) adverse changes in the securities market; and (4) the costs, effects and outcomes of existing or future litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Income. The Company's primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges, fees and commissions, which include service charges on deposit accounts, brokerage fee income and other loan fees (including loan brokerage fees and late charges), income from bank-owned life insurance and income from loan sales and servicing. In addition, we recognize income or losses from the sale of available-for-sale securities in years that we have such sales.

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

Non-interest expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, furniture and equipment expenses, data processing expenses, foreclosure related expenses, professional fees, advertising expense, FDIC insurance expense, stationery, supplies and postage expense, and various other miscellaneous expenses.

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

Other-Than-Temporary Impairment. Companies are required to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of individual equity securities below their costs that are deemed to be other than temporary are recorded in earnings as realized losses. For declines in the fair value of individual debt available-for-sale securities below their cost that are deemed to be other-than-temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is determined to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the difference between the security’s cost basis and its fair value at the balance sheet date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Continuing to increase our commercial relationships in our market area. We have diversified our loan portfolio beyond residential loans by increasing our commercial relationships. Our goal is to increase the number of our commercial customers, while also broadening individual relationships. Our commercial real estate, commercial construction and commercial and industrial loan portfolio has increased $121.6 million, or 42.5%, from $285.9 million, or 63.9% of the total loan portfolio, at December 31, 2011 to $407.5 million, or 69.6% of the total loan portfolio, at December 31, 2015. Business deposit accounts have increased $23.4 million, or 44.0%, from $53.2 million at December 31, 2011 to $76.6 million at December 31, 2015. In order to support the growth in the commercial loan portfolio, we have also increased the number of commercial lenders and commercial underwriting and support staff.

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

Increasing our sale of non-deposit investment products. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. We offer non-deposit investment products, including mutual funds, annuities, pension plans, life insurance, long-term care and 529 college savings plans through a third party registered broker-dealer, Linsco/Private Ledger. This initiative generated $394,000, $374,000 and $320,000 of non-interest income during the years ended December 31, 2015, 2014, and 2013, respectively.

Improving operating efficiency and cost control. Non-interest expense increased $286,000, or 1.5% to $19.2 million, or 2.88% of average assets for 2015, from $18.9 million, or 3.13% of average assets, for the year ended December 31, 2014. The increase in non-interest expense was primarily due to the increase in salaries and benefits of $279,000, or 2.8%, an increase in data processing of $141,000, or 10.1%, an increase of $89,000, or 3.4%, in other non-interest expense, an increase of $24,000, or 5.7%, in FDIC insurance expense, an increase of $9,000, or 0.6%, in occupancy expense, an increase in advertising expense of $23,000, or 4.1%, and an increase of $7,000, or 2.7%, in stationery, supplies and postage. These increases were partially offset by a decrease of $220,000, or 23.3%, in professional fees, a decrease in foreclosure and loan collection related expenses of $32,000, or 6.5%, and a decrease in furniture and fixtures of $34,000, or 4.7%. We recognize that our growth strategies have required greater investments in personnel, marketing, premises and equipment which have had a negative impact on our expense ratio over the short term. We will also recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and stock options. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for stock options over the vesting period of awards made to recipients pursuant to our 2007 Equity Incentive Plan.

Applying disciplined underwriting practices to maintain a high quality loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. At December 31, 2015, our ratio of nonperforming loans (loans which are 90 or more days delinquent) to total loans was 1.09% of our total loan portfolio, compared to 2.14% at December 31, 2014. Although we intend to continue our efforts to originate commercial real estate, commercial and industrial, and construction loans, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total Assets. Total assets increased $39.4 million, or 6.2%, from $639.2 million at December 31, 2014 to $678.6 million at December 31, 2015.  The increase in total assets was primarily due to the increase in net loans of $61.2 million, or 11.8%, from $519.8 million, or 81.3% of total assets, at December 31, 2014 to $581.0 million, or 85.6% of total assets, at December 31, 2015, partially offset by the $21.5 million or 43.3%, decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash, including correspondent bank balances and federal funds sold, decreased $21.5 million, or 43.3%, from $49.8 million at December 31, 2014 to $28.2 million at December 31, 2015.

Investments. The investment securities portfolio, including held-to-maturity and available-for-sale securities, decreased $1.5 million, or 4.4%, from $34.2 million at December 31, 2014 to $32.7 million at December 31, 2015. The decrease in investments was primarily due to the $1.3 million, or 3.9%, decrease in the tax-exempt industrial revenue bonds and the $203,000, or 50.4%, decrease in collateralized mortgage obligations, partially offset by the $12,000, or 2.9%, increase in securities available for sale.

Total Loans. Total loans increased $61.9 million, or 11.8%, from $523.7 million, or 81.9% of total assets, at December 31, 2014 to $585.7 million, or 86.3% of total assets at December 31, 2015. The increase in total loans was due to an increase of $38.2 million, or 15.3%, in commercial real estate loans, an increase of $12.7 million, or 28.9%, increase in construction loans, an increase of $8.9 million, or 7.5%, in one- to four-family real estate loans, and an increase of $5.0 million, or 14.6%, in home equity loans, partially offset by a decrease in commercial and industrial loans of $2.8 million, or 3.8% and a decrease in consumer loans of $146,000, or 5.5%. The increase in construction loans of $12.7 million, or 28.9%, was primarily due to the $12.3 million, or 34.5%, increase in commercial construction loans due to the expansion of an existing borrower’s facilities. We expect the loan to be fully funded by the end of the second quarter of 2016 and transferred to the commercial real estate portfolio. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed-rate, low coupon residential real estate loans to the secondary market. The Company currently services $82.1 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

Deposits and Borrowed Funds. Total deposits increased $23.6 million, or 4.9%, from $483.6 million at December 31, 2014 to $507.1 million at December 31, 2015. Core deposits, consisting of demand, NOW, savings and money market accounts, increased $4.3 million, or 1.4%, from $311.9 million at December 31, 2014 to $316.2 million at December 31, 2015. Demand deposits increased $4.5 million, or 4.6%, to $102.4 million, NOW accounts increased $3.1 million, or 7.2%, to $45.2 million, savings accounts increased $1.6 million, or 3.2%, to $52.4 million and money market accounts decreased $4.9 million, or 4.0%, to $116.2 million. Certificates of deposit increased $19.2 million, or 11.2%, from $171.6 million at December 31, 2014 to $190.9 million at December 31, 2015. FHLB advances increased $14.3 million, or 21.3%, from $67.0 million at December 31, 2014 to $81.3 million at December 31, 2015. FHLB advances increased to fund the $61.9 million, or 11.8%, increase in loans during 2015.

Total Stockholders’ Equity. Stockholders’ equity was $89.3 million, or 13.2% of total assets, at December 31, 2015 compared to $88.1 million, or 13.8% of total assets, at December 31, 2014. The Company’s stockholders’ equity increased as a result of net income of $3.0 million for the year ended December 31, 2015, an increase in stock-based compensation of $303,000, or 9.2%, and an increase in additional paid-in-capital of $516,000, or 14.4%, partially offset by the $1.5 million in cash dividends paid during the year ended December 31, 2015. In addition, during 2015, the Company repurchased 60,731 shares of the Company stock at a cost of $1.0 million, or $16.58 average price per share. The Company’s book value per share increased $0.41, or 2.5%, from $16.72 at December 31, 2014 to $17.13 at December 31, 2015.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four-family residential loans, commercial real estate loans and commercial and industrial loans. To a lesser extent, we originate residential investment, construction and consumer loans.

Our residential real estate loan portfolio has increased from $118.7 million, or 22.7% of total loans, at December 31, 2014 to $127.6 million, or 21.8% of total loans, at December 31, 2015. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company sold $5.4 million of fixed-rate, low coupon residential real estate loans originated in 2015 to the secondary market.

The commercial real estate portfolio increased $38.2 million, or 15.3%, from $249.6 million, or 47.7% of total loans, at December 31, 2014 to $287.8 million, or 49.1% of total loans, at December 31, 2015 as a result of new commercial loan relationships. Commercial and industrial loans decreased $2.8 million, or 3.8%, from $74.3 million at December 31, 2014 to $71.5 million at December 31, 2015.

The construction loan portfolio increased from $43.9 million, or 8.4% of total loans, at December 31, 2014 to $56.6 million, or 9.7% of total loans, at December 31, 2015. Commercial construction loans increased $12.3 million, or 34.5%, from $35.8 million at December 31, 2014 to $48.1 million at December 31, 2015 and residential construction loans increased $361,000, or 4.4% to $8.5 million.

The consumer and home equity loan portfolio increased $4.9 million, or 13.2%, from $37.2 million at December 31, 2014 to $42.1 million at December 31, 2015, primarily due to the $5.0 million, or 14.5%, increase in home equity loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans
Residential real estate	$127,610	21.8%	$118,692	22.7%	$112,524	23.0%	$120,265	25.7%	$123,294	27.6%
Home equity	39,554	6.8%	34,508	6.6%	32,091	6.6%	31,731	6.8%	29,790	6.7%
Commercial	287,849	49.1%	249,632	47.7%	211,161	43.1%	189,472	40.4%	174,761	39.0%
Total real estate loans	455,013	77.7%	402,832	77.0%	355,776	72.7%	341,468	72.9%	327,845	73.3%
Construction loans:
Residential	8,490	1.5%	8,129	1.6%	6,130	1.3%	4,334	0.9%	5,597	1.3%
Commercial	48,128	8.2%	35,786	6.8%	38,441	7.9%	35,781	7.6%	31,706	7.0%
Total construction loans	56,618	9.7%	43,915	8.4%	44,571	9.2%	40,115	8.5%	37,303	8.3%
Total real estate and construction loans	511,631	87.4%	446,747	85.4%	400,347	81.9%	381,583	81.4%	365,148	81.6%
Consumer	2,516	0.4%	2,662	0.5%	2,405	0.4%	2,492	0.6%	2,566	0.6%
Commercial and industrial	71,530	12.2%	74,331	14.1%	86,540	17.7%	84,583	18.0%	79,412	17.8%
Total loans	585,677	100.0%	523,740	100.0%	489,292	100.0%	468,658	100.0%	447,126	100.0%
Deferred loan origination costs, net	897		944		923		917		921
Allowance for loan losses	(5,615)		(4,927)		(4,596)		(4,364)		(4,576)
Loans, net	$580,959		$519,757		$485,619		$465,211		$443,471

Loan Maturity. The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate mortgage loans include residential and commercial real estate loans and home equity loans.

	Real Estate Mortgage	Construction	Commercial and Industrial	Consumer	Total Loans
	(In Thousands)
Amounts due
One year or less	$602	$21,399	$43,788	$181	$65,970
More than one year to five years	8,031	7,627	20,483	1,447	37,588
More than five years	446,380	27,592	7,259	888	482,119
Total amount due	$455,013	$56,618	$71,530	$2,516	$585,677

The following table sets forth the dollar amount of all loans at December 31, 2015 that are due after December 31, 2016 that have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude unearned interest on consumer loans and deferred loan origination costs. Real estate loans include residential and commercial real estate loans and home equity loans.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans	$57,396	$397,015	$454,411
Construction	7,682	27,537	35,219
Commercial	25,586	2,156	27,742
Consumer	2,313	22	2,335
Total loans	$92,977	$426,730	$519,707

Investment Securities. The investment securities portfolio consists primarily of tax-exempt industrial revenue bonds, collateralized mortgage obligations and marketable equity securities. Total investment securities decreased $1.5 million, or 4.4%, from $34.2 million at December 31, 2014 to $32.7 million at December 31, 2015. The $1.5 million decrease was primarily due to paydowns on tax-exempt industrial revenue bonds of $1.3 million, or 3.9%, and paydowns of $203,000, or 50.3%, on collateralized mortgage obligations.

The amortized cost of available-for-sale securities remained at $369,000 at December 31, 2014 and 2015. The fair value of available-for-sale securities increased $12,000, or 2.9%, from $414,000 at December 31, 2014 to $426,000 at December 31, 2015. At December 31, 2015, available-for-sale securities had a net unrealized gain of $57,000, or 15.4%.

Total investment securities decreased $15.0 million, or 30.6%, from $49.2 million at December 31, 2013 to $34.2 million at December 31, 2014. The $15.0 million decrease was primarily due to maturities in certificates of deposit of $8.4 million, maturities or U.S. Treasury securities of $5.0 million, paydowns of tax-exempt industrial revenue bonds of $1.2 million, and paydowns of collateralized mortgage obligations of $242,000.

The amortized cost of available-for-sale securities decreased $153,000, or 29.3%, from $522,000 at December 31, 2013 to $369,000 at December 31, 2014, due to the sale of 10,000 shares of common stock issued by one company in the financial industry with a realized gain of $34,000. The fair value of available-for-sale securities decreased $188,000, or 31.2%, from $602,000 at December 31, 2013 to $414,000 at December 31, 2014 due to the sale of the 10,000 shares. At December 31,2014, available-for-sale securities had a net unrealized gain of $45,000.

At December 31, 2015 and 2014, there were no investments in a single company or entity (other than the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth, at the dates indicated, information regarding the amortized cost and market values of the Company's investment securities.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities
Marketable equity securities ¹	$369	$426	$369	$414	$522	$602
Total available-for-sale securities	$369	$426	$369	$414	$522	$602
Held-to-maturity securities
U.S. Treasury securities	$—	$—		$—	$5,000	$5,000
Corporate and industrial revenue bonds	32,029	32,729	33,344	33,811	34,588	35,269
Certificates of deposit	—	—		—	8,373	8,388
Collateralized mortgage obligations	200	206	403	418	645	681
Total held-to-maturity securities:	$32,229	$32,935	$33,747	$34,229	$48,606	$49,338
Total investment securities	$32,598	$33,361	$34,116	$34,643	$49,128	$49,940

¹ Does not include investments in restricted stock consisting of FHLB stock of $4.8 million at December 31, 2015 and $3.9 million at December 31, 2014 and 2013.

The table below sets forth the stated maturities and weighted average yields of debt securities at December 31, 2015.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Held-to-maturity securities
Industrial revenue bonds	$—	—%	$7,731	4.36%	$—	—%	$24,298	4.10%	$32,029	4.16%
Collateralized mortgage obligations	—	—%	200	0.11%	—	—%	—	—	200	0.11%
Total held-to-maturity securities	$—	—%	$7,931	4.47%	$—	—%	$24,298	4.10%	$32,229	4.19%

Restricted Equity Securities. At December 31, 2015 and 2014, the Company held $4.8 million and $3.9 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2015. The Company will continue to monitor its investment in FHLB stock. For additional information regarding our FHLB stock, see Note 3 to the notes to the consolidated financial statements. At December 31, 2015 and 2014, the Company held $183,000 of Banker's Bank Northeast stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to par value.

Deposits. Our primary source of funds are deposits, which are comprised of certificates of deposit, money market deposit accounts, demand deposits, passbook accounts, and NOW accounts. These deposits are provided primarily by individuals and businesses within our market areas. At December 31, 2015, 2014 and 2013, we did not use brokered deposits as a source of funding.

     Total deposits increased $23.6 million, or 4.9%, from $483.6 million at December 31, 2014 to $507.1 million at December 31, 2015. Core deposits, defined as savings accounts, money markets, NOW accounts, and demand deposit accounts, increased $4.3 million, or 1.4%, from $311.9 million at December 31, 2014 to $316.2 million at December 31, 2015. NOW accounts increased $3.1 million, or 7.2%, to $45.2 million, demand accounts increased $4.5 million, or 4.6%, to $102.4 million, savings accounts increased $1.6 million, or 3.2%, to $52.4 million, and money market accounts decreased $4.9 million, or 4.0%, to $116.2 million. Certificates of deposit increased $19.2 million, or 11.2%, from $171.6 million at December 31, 2014 to $190.9 million at December 31, 2015. The increase in certificates of deposit was the result of promotional rates to increase deposit accounts to fund loan growth.

At December 31, 2014, deposits increased $33.8 million, or 7.5%, from $449.8 million at December 31, 2013 to $483.6 million at December 31, 2014. Core deposits, defined as savings accounts, money market accounts, demand deposit accounts and NOW accounts, increased $19.4 million, or 6.6%, from $292.5 million at December 31, 2013 to $311.9 million at December 31, 2014. Money market accounts increased $10.0 million, or 9.0%, to $121.1 million, demand deposits increased $7.1 million, or 7.8%, to $97.9 million, savings accounts increased $1.0 million, or 1.9%, to $50.7 million, and NOW accounts increased $1.4 million, or 3.4%, to $42.2 million. Certificates of deposit increased $14.4 million, or 9.2%, from $157.2 million at December 31, 2013 to $171.6 million at December 31, 2014. The increase in certificates of deposit was the result of management's focus to replace maturing high cost accounts with lower cost accounts by offering promotional rates which are lower than the accounts scheduled to reprice. Demand accounts increased due to increases in commercial accounts as well as an increase in low cost relationship focused transaction and savings accounts.

The following table sets forth the distribution of the Company's deposit accounts as of the dates indicated:

	December 31,
	2015	2014	2013
	(In Thousands)
Demand deposits	$102,424	$97,922	$90,869
NOW accounts	45,228	42,177	40,774
Savings accounts	52,359	50,716	49,755
Money market deposit accounts	116,226	121,106	111,126
Certificates of deposit	190,872	171,637	157,242
Total deposits	$507,109	$483,558	$449,766

The following table sets forth certificates of deposit of the Company classified by interest rate as of the dates indicated:

	December 31,
	2015	2014	2013
Interest rate	(In Thousands)
Less than 1.0%	$41,583	$43,091	$66,675
1.00% to 1.99%	136,238	96,362	32,466
2.00% to 2.99%	13,051	19,876	29,669
3.00% to 3.99%	—	12,308	28,432
Total certificates of deposit	$190,872	$171,637	$157,242

The following table sets forth maturities of certificates of deposit by year of maturity and interest rate as of December 31, 2015:

	2016	2017	2018	2019	2020	Total
Interest rate	(In Thousands)
Less than 1.0%	$37,713	$2,833	$1,012	$25	$—	$41,583
1.00% to 1.99%	64,465	47,386	11,756	5,882	6,749	136,238
2.00% to 2.99%	5,717	—	1,278	6,056	—	$13,051
Total certificates of deposit	$107,895	$50,219	$14,046	$11,963	$6,749	$190,872

As of December 31, 2015, the aggregate amount of outstanding certificates of deposits in amounts greater than or equal to $100,000 was $98.6 million, or 51.6%, of total certificates of deposits. The following table sets forth the maturity of those certificates of deposits as of December 31, 2015:

		Weighted Average
Maturity Period	Amount	Rate
	(Dollars in Thousands)
Three months or less	$9,814	0.76%
Over three months through six months	13,677	0.88%
Over six months through 12 months	31,411	1.34%
Over 12 months	43,649	1.48%
Total certificates of deposit greater than or equal to $100,000:	$98,551	1.28%

Borrowings. The Company utilizes borrowings from a variety of sources to supplement our supply of funds for loans and investments.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$94,158	$67,039	$44,992
Securities sold under agreements to repurchase	—	—	15,312
Average advances outstanding during the year:
FHLB advances	$82,362	$57,182	$29,202
Securities sold under agreements to repurchase	—	—	7,243
Weighted average interest rate during the year:
FHLB advances	1.54%	1.59%	2.41%
Securities sold under agreements to repurchase	—%	—%	0.12%
Balance outstanding at end of year:
FHLB advances	$81,330	$67,039	$44,992
Securities sold under agreements to repurchase	—	—	—
Weighted average interest rate at end of year:
FHLB advances	1.56%	1.43%	1.93%
Securities sold under agreements to repurchase	—%	—%	0.12%

FHLB advances increased $14.3 million, or 21.3%, to $81.3 million at December 31, 2015 from $67.0 million at December 31, 2014. FHLB advances increased to help fund the $61.9 million, or 11.8%, increase in loans from $523.7 million at December 31, 2014 to $585.7 million at December 31, 2015.

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

At December 31, 2015, the Company had an Ideal Way Line of Credit with the FHLB of $2.0 million and the ability to borrow a total of $41.8 million with the Federal Reserve Bank of Boston’s discount window. In addition, we had the ability to borrow a total of $4.0 million from Banker’s Bank Northeast. As of December 31, 2015, the Company did not utilize any of these contingency funding sources.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2015, 2014 and 2013.  The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from non-accruing loans.

	Average Balance, Interest and Yield/Rate Analysis
	December 31,
	2015			2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Investments (1)	$37,888	$2,511	6.63%	$42,005	$2,607	6.21%	$64,405	$2,754	4.28%
Loans:
Residential real estate loans	125,463	4,754	3.79%	115,791	4,483	3.87%	115,402	4,717	4.09%
Home equity loans	35,961	1,094	3.04%	32,470	1,124	3.46%	31,840	1,151	3.61%
Commercial real estate loans	280,342	12,694	4.53%	223,988	10,635	4.75%	187,751	9,840	5.24%
Residential construction loans	6,796	264	3.88%	7,477	299	4.00%	4,778	198	4.14%
Commercial construction loans	38,693	1,638	4.23%	42,550	1,762	4.14%	34,824	1,574	4.52%
Consumer loans	2,589	169	6.53%	2,497	160	6.41%	2,376	156	6.57%
Commercial and industrial loans	74,141	2,979	4.02%	81,789	3,261	3.99%	87,190	3,688	4.23%
Loans, net (2)	563,985	23,592	4.18%	506,562	21,724	4.29%	464,161	21,324	4.59%
Other	27,679	70	0.25%	17,602	41	0.23%	21,069	55	0.26%
Total interest-earning assets	629,552	26,173	4.16%	566,169	24,372	4.30%	549,635	24,133	4.39%
Noninterest-earning assets	42,608			42,037			41,307
Less: Allowance for loan losses	(5,276)			(4,685)			(4,362)
Total assets	$666,884			$603,521			$586,580
Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$119,527	$287	0.24%	$113,205	$339	0.30%	$120,405	$378	0.31%
Savings accounts (3)	52,239	54	0.10%	50,341	52	0.10%	49,851	52	0.10%
NOW accounts	42,798	283	0.66%	41,761	322	0.77%	39,435	371	0.94%
Certificates of deposit	181,307	2,182	1.20%	157,564	2,060	1.31%	170,195	2,834	1.67%
Total interest-bearing deposits	395,871	2,806	0.71%	362,871	2,773	0.76%	379,886	3,635	0.96%
Total interest-bearing borrowings:
FHLB advances	82,362	1,269	1.54%	57,182	910	1.59%	29,202	705	2.41%
Securities sold under agreement to repurchase	—	—	—	—	—	—	7,243	9	0.12%
Total interest-bearing borrowings	82,362	1,269	1.54%	57,182	910	1.59%	36,445	714	1.96%
Total interest-bearing liabilities:	478,233	4,075	0.85%	420,053	3,683	0.88%	416,331	4,349	1.04%
Demand deposits	98,925			92,347			77,949
Other noninterest-bearing liabilities	667			546			887
Total liabilities	577,825			512,946			495,167
Total stockholders' equity	89,059			90,575			91,413
Total liabilities and stockholders' equity	$666,884			$603,521			$586,580
Net interest-earning assets	$151,319			$146,116			$133,304

Net interest income (fully-taxable equivalent)		22,098			20,689			19,784
Less: tax equivalent adjustment (1)		(971)			(1,018)			(1,064)
Net interest income		$21,127			$19,671			$18,720
Net interest rate spread (fully-taxable equivalent) (4)			3.31%			3.42%			3.35%
Net interest margin (fully-taxable equivalent) (5)			3.51%			3.65%			3.60%
Ratio of interest-earning assets
to interest-bearing liabilities			131.64%			134.79%			132.02%

(1)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 41%.
The tax equivalent adjustment is deducted from the tax equivalent net interest income to agree to the amount reported on the statement of operations. See 'Explanation of Use of Non-GAAP Financial Measurements'.
(2)	Loans, net excludes loans held for sale and the allowance for loan losses and includes nonperforming loans.
(3)	Savings accounts include mortgagors' escrow deposits.
(4)	Tax equivalent interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Tax equivalent net interest margin represents tax equivalent net interest income divided by total average interest-earning assets.

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

	Year Ended December 31, 2015 Compared to December 31, 2014			Year Ended December 31, 2014 Compared to December 31, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$(266)	$170	$(96)	$(1,146)	$999	$(147)
Loans:
Residential real estate	368	(97)	271	16	(250)	(234)
Home equity	114	(144)	(30)	23	(50)	(27)
Commercial real estate	2,572	(513)	2,059	1,779	(984)	795
Residential construction	(27)	(8)	(35)	108	(7)	101
Commercial construction	(317)	193	(124)	328	(140)	188
Consumer	6	3	9	8	(4)	4
Commercial and industrial	(307)	25	(282)	(221)	(206)	(427)
Total loans	2,409	(541)	1,868	2,041	(1,641)	400
Other	25	4	29	(8)	(6)	(14)
Total interest-earning assets	$2,168	$(367)	$1,801	$887	$(648)	$239

Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$18	$(70)	$(52)	$(23)	$(16)	$(39)
Savings accounts (1)	2	—	2	—	—	—
NOW accounts	8	(47)	(39)	21	(70)	(49)
Certificates of deposit	293	(171)	122	(198)	(576)	(774)
Total interest-bearing deposits	321	(288)	33	(200)	(662)	(862)
FHLB advances	389	(30)	359	511	(306)	205
Securities sold under agreement
to repurchase	—	—	—	(4)	(5)	(9)
Total interest-bearing borrowings	389	(30)	359	507	(311)	196
Total interest-bearing liabilities	710	(318)	392	307	(973)	(666)
Increase in net interest income	$1,458	$(49)	$1,409	$580	$325	$905

 (1)   Includes interest on mortgagors' escrow deposits.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

Net Income. The Company reported net income of $3.0 million, or $0.61 basic earnings per share, for the year ended December 31, 2015, compared to a net loss of $578,000, or $0.12 basic loss per share, for the year ended December 31, 2014. The increase in net income for the year ended December 31, 2015 compared to the year ended December 31, 2014, was primarily due to the $4.3 million, or 82.1%, decrease in the provision for loan losses, an increase in net interest income of $1.5 million, or 7.4%, and an increase in non-interest income of $211,000, or 7.5%, partially offset by an increase of $286,000, or 1.5%, in non-interest expense and an increase of $2.1 million, or 193.1%, in income tax expense due to the higher level of income during the year ended December 31, 2015.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was a $1.4 million, or 6.8% increase in tax equivalent net interest income to $22.1 million for the year ended December 31, 2015. Based on the methodology used in the Rate/Volume Analysis table, the increase in the volume of interest-earning assets increased interest and dividend income $2.2 million. The increase in the volume of interest bearing deposits, especially certificates of deposits, increased interest expense $320,000. The increase in the volume of interest-bearing borrowings increased interest expense $389,000. The changes in volume had the effect of increasing net interest income $1.5 million. The changes in the rates of interest-bearing liabilities decreased interest expense $318,000, offset by changes in the rates of interest-earning assets which decreased interest income $367,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of decreasing net interest income $49,000. Net interest margin, on a tax equivalent basis, decreased 14 basis points from 3.65% for the year ended December 31, 2014 to 3.51% for the year ended December 31, 2015.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, increased $1.8 million, or 7.4%, to $26.2 million for the year ended December 31, 2015 compared to $24.4 million for the year ended December 31, 2014. The increase of $1.8 million was primarily due to the $1.9 million, or 8.6%, increase in income from loans, partially offset by the $96,000, or 3.7%, decrease in interest and dividend income, on a tax equivalent basis, from investments. Average interest-earning assets increased $63.4 million, or 11.2%, from $566.2 million for the year ended December 31, 2014 to $629.6 million for the year ended December 31, 2015, primarily due to commercial real estate lending, partially offset by the decrease in residential construction loans and commercial and industrial loan activity. Average investment securities decreased $4.1 million, or 9.8%, primarily due to maturities of U.S. Treasury securities and certificates of deposit and paydowns of collateralized mortgage obligations and tax-exempt industrial revenue bonds.The tax equivalent yield on interest-earning assets decreased 14 basis points to 4.16% for the year ended December 31, 2015 from 4.30% for the year ended December 31, 2014, largely attributable to lower market rates of interest in 2015.

Interest Expense. Total interest expense increased $392,000, or 10.6%, to $4.1 million for the year ended December 31, 2015 from $3.7 million for the year ended December 31, 2014. The increase in interest expense was primarily due to the increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities totaled $478.2 million for the year ended December 31, 2015, representing an increase of $58.2 million, or 13.9%, from $420.1 million. The rate paid on interest-bearing liabilities decreased 3 basis points to 0.85% for the year ended December 31, 2015 from 0.88% in 2014, reflecting the continued lower interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $4.3 million, or 82.1%, from $5.3 million for the year ended December 31, 2014 to $941,000 for the year ended December 31, 2015. For the year ended December 31, 2015, net charge-offs decreased $4.7 million, or 94.9%, to $253,000, or 0.04% of total average loans, from $4.9 million, or 0.98% of total average loans, for the year ended December 31, 2014.

The allowance for loan losses of $5.6 million at December 31, 2015 represented 0.96% of total loans, as compared to an allowance for loan losses of $4.9 million, representing 0.94% of total loans at December 31, 2014. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses” and in Note 4 of the financial statements.

Non-interest Income. Non-interest income increased $211,000, or 7.5%, from $2.8 million for the year ended December 31, 2014 to $3.0 million for the year ended December 31, 2015. Income from service charges, fees and commissions increased $130,000, or 5.5%, income from loan sales and servicing, net, increased $46,000, or 23.4%, and write-downs and loss on other real estate owned (OREO) decreased $78,000, or 62.4%. These improvements were partially offset by the decrease of $34,000, or 100.0%, in net gain on the sales of securities available for sale, and a decrease of $9,000, or 2.5%, in income from BOLI.

Non-interest Expenses. For the year ended December 31, 2015, non-interest expense increased $286,000, or 1.5%, to $19.2 million, or 2.9% of average assets, from $18.9 million, or 3.13% of average assets, for the year ended December 31, 2014. The increase in non-interest expense was primarily due to the increase in salaries and benefits of $279,000, or 2.8%, an increase in data processing of $141,000, or 10.1%, an increase of $89,000, or 3.4%, in other non-interest expense, an increase of $24,000, or 5.7%, in FDIC insurance expense, an increase of $9,000, or 0.6%, in occupancy expense, an increase in advertising expense of $23,000, or 4.1%, and an increase of $7,000, or 2.7%, in stationery, supplies and postage. These increases were partially offset by a decrease of $220,000, or 23.3%, in professional fees, a decrease in foreclosure and loan collection related expenses of $32,000, or 6.5%, and a decrease in furniture and equipment of $34,000, or 4.7%.

Income Taxes. Income tax expense increased $2.1 million, or 193.1% from a tax benefit of $1.1 million for the year ended December 31, 2014 to a tax expense of $1.0 million for the year ended December 31, 2015. The increase in the tax expense was due to the higher level of income during the year ended December 31, 2015.

As of December 31, 2014, no valuation allowance was established against deferred tax assets.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

Net Loss. The Company reported a net loss of $578,000, or $0.12 basic loss per share, for the year ended December 31, 2014, compared to net income of $2.6 million, or $0.51 basic earnings per share, for the year ended December 31, 2013. The net loss reported for the year ended December 31, 2014 was due to the increase in the provision for loan losses of $4.8 million, resulting primarily from charge-offs taken in three loan relationships, the increase in non-interest expense of $745,000, or 4.1%, a decrease in non-interest income of $283,000, or 9.1%, partially offset by the increase in net interest income of $951,000, or 5.1%, and the decrease in income tax expense of $1.8 million, or 260.8%. The tax benefit was the result of a change in the effective tax rate of 21.2% for the year ended December 31, 2013 to 65.7% for the year ended December 31, 2014, due to the net loss reported as well as the benefit of the tax-exempt investment income.

Net Interest Income. The tables on the preceding pages set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was a increase in tax equivalent net interest income for the year ended December 31, 2014 of $905,000, or 4.6%, to $20.7 million, for the same period in 2013. Based on the methodology used in the Rate/Volume Analysis table, the increase in the volume of interest-earning assets increased interest and dividend income $887,000. The decrease in the volume of interest bearing deposits, especially certificates of deposits, decreased interest expense $200,000. The increase in the volume of interest-bearing borrowings increased interest expense $507,000. The changes in volume had the effect of increasing net interest income $580,000. The changes in the rates of interest-bearing liabilities decreased interest expense $973,000, partially offset by changes in the rates of interest-earning assets which decreased interest income $648,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income $325,000. Net interest margin, on a tax equivalent basis, increased from 3.60% for the year ended December 31, 2013 to 3.65% for the year ended December 31, 2014.

Interest and Dividend Income.  Interest and dividend income, on a tax equivalent basis, increased $239,000, or 1.0%, to $24.4 million for the year ended December 31, 2014 compared to $24.1 million for the year ended December 31, 2013, largely reflecting the increase in income from loans of $400,000, or 1.9%, partially offset by the decrease in income, on a tax equivalent basis, from investments of $147,000, or 5.3%. Average interest-earning assets totaled $566.2 million for the year ended December 31, 2014 compared to $549.6 million for the same period 2013, representing an decrease of $16.5 million, or 3.0%. Average loans increased $42.4 million, or 9.1%, primarily due to commercial real estate lending, partially offset by the decrease in commercial and industrial loan activity. Average investment securities decreased $22.4 million, or 34.8%, primarily due to maturities of U.S. Treasury securities and certificates of deposit and pay downs of collateralized mortgage obligations and tax-exempt industrial revenue bonds. The tax equivalent yield on interest-earning assets decreased 9 basis points to 4.30% for the year ended December 31, 2014 from 4.39% for the year ended December 31, 2013, largely attributable to lower market rates of interest in 2014 and the increase in nonperforming loans.

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

Non-interest Expenses.  Non-interest expense increased $745,000, or 4.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Non-interest expense increased due to the increase of $339,000, or 218.7%, in foreclosure and loan collection related expenses, an increase of $291,000, or 44.6%, in professional fees, an increase of $146,000, or 11.7%, in data processing, an increase of $193,000, or 83.5%, in FDIC insurance expense, an increase of $27,000, or 3.9%, in furniture and equipment, and an increase of $45,000, or 1.8%, in other non-interest expense. These increases were partially offset by a decrease in salaries and benefits of $238,000, or 2.3%, a decrease of $31,000, or 10.7%, in stationery, supplies and postage, a decrease of $17,000, or 1.1% in occupancy expenses and a decrease of $10,000, or 1.7%, in advertising expense.

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

As of December 31, 2013, a valuation allowance of $54,000 was established against deferred tax assets related to the uncertain utilization of the charitable contribution carry forward created primarily by the donation to the Foundation as part of the conversion, as well as to a capital loss carry forward. The decrease in the valuation reserve in 2014 is due to an increase in expected future capital gains. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carry forward period in light of our tax planning strategies and changes in market conditions. See Note 9 for additional income tax disclosures.

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

	For the Years Ended December 31,
	2015		2014		2013
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (non-tax adjustment)	$1,540	4.06%	$1,589	3.78%	$1,690	2.62%
Tax equivalent adjustment (1)	971		1,018		1,064
Investment securities (tax equivalent basis)	$2,511	6.63%	$2,607	6.21%	$2,754	4.28%

Net interest income (non-tax adjustment)	$21,127		$19,671		$18,720
Tax equivalent adjustment (1)	971		1,018		1,064
Net interest income (tax equivalent basis)	$22,098		$20,689		$19,784

Interest rate spread (no tax adjustment)		3.15%		3.25%		3.16%
Net interest margin (no tax adjustment)		3.36%		3.47%		3.41%

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When property is acquired and placed in OREO, it is recorded at the fair value, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income. As of December 31, 2015 and 2014, the Company had $1.4 million and $1.1 million classified as OREO, respectively.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2015	2014	2013	2012	2011
		(Dollars in Thousands)
Nonaccrual loans
Residential real estate	$3,355	$4,308	$2,415	$2,587	$2,222
Residential construction	—	—	—	331	—
Commercial real estate	1,330	3,000	3,362	902	798
Commercial construction	213	2,396	—	—	—
Commercial	1,276	1,196	806	47	1,306
Home equity	205	261	243	96	306
Consumer	18	32	8	24	79
Total nonaccrual loans	6,397	11,193	6,834	3,987	4,711
Other real estate owned	1,435	1,050	407	572	913
Total nonperforming assets	$7,832	$12,243	$7,241	$4,559	$5,624

Total nonperforming loans as a percentage of total loans (1)	1.09%	2.14%	1.40%	0.85%	1.05%
Total nonperforming assets as a percentage of total assets (2)	1.15%	1.92%	1.23%	0.76%	0.91%

(1)	Total loans equals net loans plus the allowance for loan losses.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At December 31, 2015, the Company had 12 troubled debt restructured loans totaling $1.6 million, of which six totaling $888,000 were included in nonperforming loans. Six of the 12 restructured loans totaling $706,000 were performing as modified and on accrual status. At December 31, 2014, the Company had 15 troubled debt restructured loans totaling $3.7 million, of which 10 totaling $3.2 million were included in nonperforming loans. Five of the 15 restructured loans totaling $499,000 were performing as modified and on accrual status.

As of December 31, 2015, the following loan classes were not accruing interest: there were 25 residential real estate loans, with total principal balances of $3.4 million and total collateral values of $4.1 million, 10 commercial real estate loans, with total principal balances of $1.3 million and total collateral values of $2.1 million; there were 16 commercial and industrial loans, with total principal balances of $1.3 million and total collateral values of $2.5 million; there was one commercial construction loan with a total principal balance of $213,000 and total collateral value of $333,000; there was one consumer loan, with a principal balance of $18,000 and there were eight home equity loans, with principal balances of $205,000 and total collateral values of $418,000. We do not separately identify consumer loans for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2015, the Company’s total nonperforming loans as a percentage of total loans of 1.09% was below the peer average of 1.24%. This statistical data was obtained from the December 31, 2015 UBPR Peer Group Average Report and included average data for 865 insured savings banks.

As of December 31, 2014, the following loan classes were not accruing interest: there were 36 residential real estate loans, with total principal balances of $4.3 million and total collateral values of $5.3 million, 10 commercial real estate loans, with total principal balances of $3.0 million and total collateral values of $3.1 million; there were 29 commercial and industrial loans, with total principal balances of $1.2 million and total collateral values of $1.4 million; there were three commercial construction loans with total principal balances of $2.4 million and total collateral values of $4.0 million; there were three consumer loans, with principal balances of $32,000 and there were eight home equity loans, with principal balances of $261,000 and total collateral values of $402,000. We do not separately identify consumer loans, for impairment. Any shortfalls of collateral were charged against the allowance for loan losses. At December 31, 2014, the Company’s total nonperforming loans as a percentage of total loans of 2.14% was above the peer average of 1.24%. This statistical data was obtained from the December 31, 2014 UBPR Peer Group Average Report and included average data for 865 insured savings banks.

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

Interest income that would have been recorded for the years ended December 31, 2015, 2014 and 2013 had nonperforming loans and troubled debt restructurings been current according to their original terms amounted to $684,000, $1.4 million and $527,000, respectively. Interest income recognized on impaired loans and troubled debt restructurings for the years ended December 31, 2015, 2014 and 2013 was $395,000, $381,000 and $542,000, respectively.

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	December 31,
	2015	2014	2013
Classified loans	(Dollars in Thousands)
Special mention loans	$17,947	$20,868	$14,228
Substandard loans	11,761	14,513	19,082
Doubtful loans	—	—	—
Total classified loans	$29,708	$35,381	$33,310

At December 31, 2015, special mention loans consisted of $4.2 million in commercial and industrial loans, $5.3 million in commercial construction loans, and $8.5 million in commercial real estate loans. Substandard loans consisted of $3.9 million in commercial and industrial loans, $213,000 in commercial constructions loans, $3.8 million in commercial real estate loans and $3.9 million in residential real estate loans and $188,000 in consumer and home equity loans. The decrease in classified loans of $5.7 million was due to a decrease of $2.9 million in special mention loans and a $2.8 million decrease in substandard loans. At December 31, 2015, 95.9 % of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2015 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2014, special mention loans consisted of $5.0 million in commercial and industrial loans, $5.8 million in commercial construction loans, and $10.0 million in commercial real estate loans, Substandard loans consisted of $2.9 million in commercial and industrial loans, $2.4 million in commercial constructions loans, $4.7 million in commercial real estate loans and $4.1 million in residential real estate loans and $381,000 in consumer and home equity loans. The increase in classified loans of $2.1 million was due to an increase of $6.6 million in special mention loans, partially offset by the $4.6 million decrease in substandard loans. At December 31, 2014, 80.5% of our classified loans were current with payments. Other than disclosed in the above tables, there are no other loans at December 31, 2014 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

At December 31, 2015, our allowance for loan losses represented 0.96% of total loans and 87.78% of nonperforming loans. The allowance for loan losses increased $688,000, or 14.0%, from $4.9 million at December 31, 2014 to $5.6 million at December 31, 2015, due to a provision for loan losses of $941,000, partially offset by net charge-offs of $253,000, or 0.04%, of total average loans. The provision for loan losses decreased $4.3 million, or 82.1% from $5.3 million for the year ended December 31, 2014 to $941,000 for the year ended December 31, 2015. Net charge-offs decreased $4.7 million from $4.9 million, or 0.98% of total average loans, for the same period in December 31, 2014 to $253,000, or 0.04%. Nonperforming loans decreased $4.8 million, or 42.9%, from $11.2 million, or 2.14% of total loans, at December 31, 2014 to $6.4 million, or 1.09% of total loans, at December 31, 2015. The decrease in nonperforming commercial real estate loans was due to the sale of the underlying collateral on two separate nonperforming commercial loan relationships previously disclosed.  The collateral for both relationships, including real estate, were sold without any additional write-downs.

The provision for loan losses in the year ended December 31, 2015 reflects management’s assessment of several factors. In particular, nonaccrual loans decreased $4.8 million, or 42.8%, to $6.4 million at December 31, 2015 from $11.2 million at December 31, 2014.

At December 31, 2014, our allowance for loan losses represented 0.94% of total loans and 44.02% of nonperforming loans. The allowance for loan losses increased $331,000, or 7.2%, from $4.6 million at December 31, 2013 to $4.9 million at December 31, 2014, due to a provision for loan losses of $5.3 million, partially offset by net charge-offs of $4.9 million, or 0.98%, of total average loans. The provision for loan losses increased $4.8 million from $425,000 for the year ended December 31, 2013 to $5.3 million for the year ended December 31, 2014. Net charge-offs increased $4.7 million from $193,000, or 0.04% of total average loans, for the same period in December 31, 2014. The increases in the provision for loan losses and net charge-offs were primarily related to three loan relationships. Nonperforming loans increased $4.4 million, or 63.7%, from $6.8 million, or 1.40% of total loans, at December 31, 2013 to $11.2 million, or 2.14% of total loans, at December 31, 2014.

At December 31, 2013, our allowance for loan losses represented 0.94% of total loans and 67.5% of nonperforming loans. The allowance for loan losses increased $232,000, or 5.3% from $4.4 million at December 31, 2012 to $4.6 million at December 31, 2013, due to a provision for loan losses of $425,000, partially offset by net charge-offs of $193,000, or 0.4% of total average loans. Net charge-offs decreased $461,000, or 70.5%, in 2013 from $654,000, or 0.14% of total average loans in 2012. In the fourth quarter of 2013, a recovery of $235,000 on a previous charge-off was recognized.

The following table sets forth the Company's percent of allowance for loan losses by category to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Real estate includes residential, commercial and home equity loans.

	For Years Ended December 31,
	2015			2014			2013
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
Allowance for loan losses:	(Dollars in Thousands)
Real estate	$3,856	68.7%	77.7%	$3,338	67.8%	77.0%	$2,922	63.6%	72.7%
Construction	872	15.5%	9.7%	675	13.7%	8.4%	529	11.5%	9.2%
Commercial and industrial	856	15.2%	12.2%	879	17.8%	14.1%	1,110	24.2%	17.7%
Consumer	31	0.6%	0.4%	35	0.7%	0.5%	35	0.7%	0.4%
Unallocated	—	—	—	—	—	—	—	—	—
Total:	$5,615	100.0%	100.0%	$4,927	100.0%	100.0%	$4,596	100.0%	100.0%

	For Years Ended December 31,
	2012			2011
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
Allowance for loan losses:	(Dollars in Thousands)
Real estate	$2,626	60.2%	72.9%	$2,571	56.2%	73.3%
Construction	595	13.6%	8.5%	615	13.4%	8.3%
Commercial and industrial	1,099	25.2%	18.0%	1,343	29.4%	17.8%
Consumer	44	1.0%	0.6%	47	1.0%	0.6%
Unallocated	—	—	—	—	—	—
Total:	$4,364	100.0%	100.0%	$4,576	100.0%	100.0%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$4,927	$4,596	$4,364	$4,576	$4,431
Charged-off loans:
Residential real estate	(161)	(303)	(183)	(98)	(87)
Residential construction	—	—	(62)	—	(76)
Commercial real estate	(93)	(975)	(68)	(65)	(164)
Commercial construction	—	(1,539)	—	—	—
Commercial and industrial	(39)	(2,181)	(117)	(406)	(317)
Home equity	(16)	(57)	(10)	(35)	(6)
Consumer	(57)	(66)	(53)	(74)	(65)
Total charged-off loans	(366)	(5,121)	(493)	(678)	(715)
Recoveries on loans previously charged-off:
Residential real estate	27	—	1	1	—
Residential construction	—	—	—	—	—
Commercial real estate	3	74	247	—	—
Commercial construction	38	—	—	—	—
Commercial and industrial	12	83	38	4	—
Home equity	4	1	—	—	—
Consumer	29	23	14	19	18
Total recoveries	113	181	300	24	18
Net loans charged-off	(253)	(4,940)	(193)	(654)	(697)
Provision for loan losses	941	5,271	425	442	842
Allowance for loan losses, end of period	$5,615	$4,927	$4,596	$4,364	$4,576

Net charge-offs to average loans outstanding	0.04%	0.98%	0.04%	0.14%	0.16%
Allowance for loan losses to total loans (1)	0.96%	0.94%	0.94%	0.93%	1.02%
Allowance for loan losses to nonperforming loans (2)	87.78%	44.02%	67.25%	109.46%	97.13%
Net charge-offs to allowance for loan losses	4.51%	100.26%	4.20%	14.99%	15.23%
Recoveries to charge-offs	30.87%	3.53%	60.85%	3.54%	2.52%

(1)	Total loans equals net loans plus the allowance for loan losses.

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

The following table reflects changes in estimated net interest income for the Company at December 31, 2015 through December 31, 2016.

Changes In Interest Rates (Basis Points)	Net Interest Income	Dollar Change in Estimated Net Interest Income Over Twelve Months	Percentage Change in Estimated Net Interest Income Over Twelve Months
Flat Up 500 - 24 Months	$20,713	$(437)	(2.1)%
Up 400 - 24 Months	20,868	(282)	(1.4)%
Up 300 - instantaneous	20,814	(336)	(1.6)%
Up 200 - 12 months	20,868	(282)	(1.4)%
Up 100 - instantaneous	21,128	(22)	(0.1)%
Base	21,150	—	—%
Down 100 - 12 Months	20,786	(364)	(1.8)%

As indicated in the table above, a 100 basis point decrease in interest rates is estimated to decrease net interest income by 1.8%. A 100 and 300 basis point instantaneous increase in interest rates is projected to decrease net interest income by 0.1% and 1.6%, respectively. A 200 basis point gradual increase in interest rates over a 12 month period is projected to decrease net interest income by 1.4%. A 400 and flat 500 basis point increase in interest rates over a 24-month period is estimated to decrease net interest income by 1.4% and 2.1%, respectively, in the first 12 months.

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

The Company's most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, total Bank cash and cash equivalents totaled $20.2 million, net of reserve requirements. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $426,000 at December 31, 2015.

On December 31, 2015, we had $81.3 million of borrowings outstanding with the FHLB and we had the ability to borrow an additional $68.9 million based on the collateral pledged to the FHLB. The Company is able to pledge additional collateral to increase the availability of FHLB borrowings to 50% of its asset base. The Company’s unused borrowing capacity with the Federal Reserve Bank was approximately $41.8 million at December 31, 2015. In addition, at December 31, 2015 we had the following contingency funding sources available: a $2.0 million available line of credit with the FHLB, and an unsecured line of credit of $4.0 million with Bankers Bank, N.E. In addition, we had $101.6 million, or 15.0% of total assets available from the brokered deposit market. During the year ended December 31, 2015, we did not utilize any of these three contingency funding sources. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2015, we had $16.2 million in loan commitments outstanding, which consisted of: $10.7 million in commercial loan commitments, $4.8 million of mortgage loan commitments, and $657,000 in home equity and consumer commitments; $21.0 million in unadvanced construction loan commitments; $88.3 million in unused lines of credit; and $976,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2015 totaled $107.9 million, or 56.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2015:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In Thousands)
Long-term debt	$81,330	$21,334	$39,263	$19,859	$874
Operating lease obligations	4,574	478	892	882	2,322
Other long-term liabilities reflected on the
Company's balance sheet under GAAP	—	—	—	—	—
Total	$85,904	$21,812	$40,155	$20,741	$3,196

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

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Total stockholders’ equity increased $1.1 million, or 1.3%, from $88.1 million, or 13.8% of total assets, at December 31, 2014 to $89.3 million, or 13.2% of total assets, at December 31, 2015. The Company's increase in stockholders' equity was a result of net income of $3.0 million for the year ended December 31, 2015, an increase in stock-based compensation of $303,000, or 9.2%, and an increase in additional paid-in-capital of $516,000, or 14.4%, partially offset by the $1.5 million cash dividend paid during the year ended December 31, 2015. In addition, during the year ended December 31, 2015, the Company repurchased 60,731 shares of the Company stock at a cost of $1.0 million, or $16.58 average price per share.

The Company's book value per share increased $0.41, or 2.5%, to $17.13 at December 31, 2015 compared to $16.72 at December 31, 2014. During 2015 and 2014, the Company repurchased approximately $1.0 million, or 60,731 shares, and $2.9 million, or 174,915 shares, of the Company's stock, respectively.

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

For the years ended December 31, 2015 and 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this 2015 Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 Directors

For information relating to the directors of Chicopee Bancorp, the section captioned “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of Chicopee Bancorp, the information contained under “Proposal 1 – Election of Directors” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders and under Part I, Item 1, “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

A copy of the Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Chicopee Bancorp’s website at www.chicopeesavings.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and “Director Compensation” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Chicopee Bancorp knows of no arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 about Company common stock that may be issued under the Chicopee Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)
Equity compensation plans
approved by security holders	646,498	$14.55	52,374

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	646,498	$14.55	52,374

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Related Parties” and “Policies and Procedures for Approval of Related Person Transactions” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in Chicopee Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

1.      Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2015 and 2014
-	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
-	Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
-	Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.      Exhibits

No.	Description

3.1	Certificate of Incorporation of Chicopee Bancorp, Inc. (1)
3.2	Bylaws of Chicopee Bancorp, Inc. (2)
4.1	Stock Certificate of Chicopee Bancorp, Inc. (1)
10.1*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.2*	Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.3*	Form of Chicopee Savings Bank Employee Stock Ownership Plan (1)
10.4*	Form of Trust Agreement between Chicopee Savings Bank and the Trustee for Chicopee Savings Bank Employee Stock Ownership Plan Trust (1)
10.5*	Form of Loan Agreement (1)
10.6*	Amended and Restated Chicopee Savings Bank Employee Severance Compensation Plan (3)
10.7*	Amended and Restated Chicopee Savings Bank Supplemental Executive Retirement Plan (3)
10.8*	Form of Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (1)
10.9*	Form of First Amendment to the Executive Supplemental Retirement Income Agreement between Chicopee Savings Bank and Russell J. Omer and William J. Wagner (3)
10.10*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Bancorp, Inc. (3)
10.11*	First Amendment to Amended and Restated Employment Agreement between William J. Wagner and Chicopee Savings Bank (3)
10.12*	Employment Agreement between Guida R. Sajdak and Chicopee Savings Bank (6)
10.13*	Employment Agreement between Russell J. Omer and Chicopee Bancorp, Inc. (4)
10.14*	Employment Agreement between Russell J. Omer and Chicopee Savings Bank (4)
10.15*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (5)
10.16*	2012 Phantom Stock Unit Award and Long-Term Incentive Plan (7)
21.0	List of Subsidiaries
23.0	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
___________________________
	*	Management contract or compensatory plan, contract or agreement.
(1)
Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512) and any amendments thereto, initially filed with the Securities and Exchange Commission on March 17, 2006.

	(2)	Incorporated by reference in this document to the Company’s Current Report on Form 8-K filed on August 1, 2007 (File No. 000-51996).
	(3)	Incorporated by reference in this document to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2009 (File No. 000-51996).
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010.
	(5)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51996).
	(6)	Incorporated by reference to the Company's 8-K filed with the SEC on October 29, 2015.
	(7)	Incorporated by reference to the Company's 8-K filed with the SEC on March 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	March 11, 2016
William J. Wagner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Wagner	Chairman of the Board, President	March 11, 2016
William J. Wagner	and Chief Executive Officer
(principal executive officer)

/s/ Guida R. Sajdak	Senior Vice President, Chief	March 11, 2016
Guida R. Sajdak	Financial Officer and Treasurer
(principal financial and chief
accounting officer)
/s/ James P. Lynch	Director	March 11, 2016
James P. Lynch
/s/ William D. Masse	Director	March 11, 2016
William D. Masse
/s/ William J. Giokas	Director	March 11, 2016
William J. Giokas
/s/ Gregg F. Orlen	Director	March 11, 2016
Gregg F. Orlen
/s/ Judith T. Tremble	Director	March 11, 2016
Judith T. Tremble
/s/ James H. Bugbee	Director	March 11, 2016
James H. Bugbee
/s/ Gary G. Fitzgerald	Director	March 11, 2016
Gary G. Fitzgerald
/s/ Paul C. Picknelly	Director	March 11, 2016
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2015, a copy of which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Chicopee Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We have also audited Chicopee Bancorp, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Chicopee Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicopee Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with GAAP. Also, in our opinion, Chicopee Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in COSO.

Berry Dunn McNeil & Parker, LLC
Portland, Maine

March 11, 2016

 CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS	(In Thousands, except share data)
Cash and due from banks	$9,975	$8,794
Federal funds sold	4,613	2,915
Interest-bearing deposits with the Federal Reserve Bank of Boston	13,641	38,060
Cash and cash equivalents	28,229	49,769

Available-for-sale securities, at fair value	426	414
Held-to-maturity securities, at cost (fair value $32,935 and $34,229 at December 31, 2015 and December 31, 2014, respectively)	32,229	33,747
Federal Home Loan Bank stock, at cost	4,764	3,914
Loans held for sale	296	—
Loans receivable, net of allowance for loan losses ($5,615 and $4,927 at December 31, 2015 and December 31, 2014, respectively)	580,959	519,757
Other real estate owned	1,435	1,050
Mortgage servicing rights	192	269
Bank owned life insurance	14,881	14,531
Premises and equipment, net	8,509	8,855
Accrued interest receivable	1,668	1,591
Deferred income tax asset	3,780	3,683
Other assets	1,206	1,642
Total assets	$678,574	$639,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$102,424	$97,922
NOW accounts	45,228	42,177
Savings accounts	52,359	50,716
Money market deposit accounts	116,226	121,106
Certificates of deposit	190,872	171,637
Total deposits	507,109	483,558

Federal Home Loan Bank advances	81,330	67,039
Accrued expenses and other liabilities	861	491
Total liabilities	589,300	551,088

Commitments and contingencies (Notes 9, 10, 11, 12, 14, 15, 16 and 19)
Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,210,739 and 5,270,670 shares outstanding at December 31, 2015 and December 31, 2014, respectively)	72,479	72,479
Treasury stock, at cost, 2,228,629 and 2,168,698 shares at December 31, 2015 and December 31, 2014, respectively	(30,327)	(29,119)
Additional paid-in capital	4,111	3,595
Unearned compensation (restricted stock awards)	(1)	(7)
Unearned compensation (Employee Stock Ownership Plan)	(2,976)	(3,273)
Retained earnings	45,951	44,430
Accumulated other comprehensive income	37	29
Total stockholders' equity	89,274	88,134
Total liabilities and stockholders' equity	$678,574	$639,222

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In Thousands, except share data)
Interest and dividend income:
Loans, including fees	$23,592	$21,724	$21,324
Interest and dividends on securities	1,540	1,589	1,690
Other interest-earning assets	70	41	55
Total interest and dividend income	25,202	23,354	23,069

Interest expense:
Deposits	2,806	2,773	3,635
Securities sold under agreements to repurchase	—	—	9
Other borrowed funds	1,269	910	705
Total interest expense	4,075	3,683	4,349

Net interest income	21,127	19,671	18,720
Provision for loan losses	941	5,271	425
Net interest income after provision for loan losses	20,186	14,400	18,295

Non-interest income:
Service charges, fee and commissions	2,482	2,352	2,210
Loan sales and servicing, net	243	197	622
Net gain on sales of available-for-sale securities	—	34	37
Net loss on sale and writedowns of other real estate owned	(47)	(125)	(158)
Income from bank owned life insurance	350	359	366
Other non-interest income	—	—	23
Total non-interest income	3,028	2,817	3,100

Non-interest expenses:
Salaries and employee benefits	10,206	9,927	10,165
Occupancy expenses	1,567	1,558	1,575
Furniture and equipment	692	726	699
FDIC insurance assessment	448	424	231
Data processing	1,531	1,390	1,244
Professional fees	723	943	652
Advertising	586	563	573
Foreclosure expense	462	494	155
Stationery, supplies and postage	267	260	291
Other non-interest expense	2,704	2,615	2,570
Total non-interest expenses	19,186	18,900	18,155

Income (loss) before income tax expense (benefit)	4,028	(1,683)	3,240
Income tax expense (benefit)	1,029	(1,105)	687
Net income (loss)	$2,999	$(578)	$2,553

Earnings (loss) per share:
Basic earnings (loss) per share	$0.61	$(0.12)	$0.51
Diluted earnings (loss) per share	$0.60	$(0.12)	$0.50

Basic weighted average number of common shares outstanding	4,920,002	5,020,140	5,037,783
Diluted weighted average number of common shares outstanding	4,996,137	5,020,140	5,129,527

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Net income (loss)	$2,999	$(578)	$2,553
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net unrealized holding gains (losses) arising during period	12	(1)	77
Reclassification adjustment for gains realized in net income (1)	—	(34)	(37)
Tax effect	(4)	12	(14)
Total other comprehensive income (loss), net of tax	8	(23)	26
Total comprehensive income (loss)	$3,007	$(601)	$2,579

(1) Reclassified into the consolidated statements of operations in net gain on sales of available-for-sale securities.

The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2015, 2014, and 2013

(In Thousands, except number of shares)	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation (Equity Incentive Plan)	Unearned Compensation (ESOP)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$72,479	$(26,567)	$3,044	$(18)	$(3,868)	$44,873	$26	$89,969
Comprehensive income:
Net income	—	—	—	—	—	2,553	—	2,553
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $14)	—	—	—	—	—	—	26	26
Total comprehensive income	—	—	—	—	—	—	—	2,579
Treasury stock purchased (13,700 shares)	—	(242)	—	—	—	—	—	(242)
Stock options exercised	—	374	(75)	—	—	—	—	299
Stock option expense	—	—	118	—	—	—	—	118
Change in unearned compensation:
Restricted stock award expense	—	—	—	6	—	—	—	6
Common stock held by ESOP committed to be released	—	—	212	—	297	—	—	509
Cash dividends ($0.20 per share)	—	—	—	—	—	(1,008)	—	(1,008)
Balance at December 31, 2013	72,479	(26,435)	3,299	(12)	(3,571)	46,418	52	92,230
Comprehensive loss:
Net loss	—	—	—	—	—	(578)	—	(578)
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $12)	—	—	—	—	—	—	(23)	(23)
Total comprehensive loss	—	—	—	—	—	—	—	(601)
Treasury stock purchased (174,915 shares)	—	(2,862)	—	—	—	—	—	(2,862)
Stock options exercised	—	178	(37)	—	—	—	—	141
Stock option expense	—	—	140	—	—	—	—	140
Change in unearned compensation:
Restricted stock award expense	—	—	—	5	—	—	—	5
Common stock held by ESOP committed to be released	—	—	193	—	298	—	—	491
Cash dividends ($0.28 per share)	—	—	—	—	—	(1,410)	—	(1,410)
Balance at December 31, 2014	72,479	(29,119)	3,595	(7)	(3,273)	44,430	29	88,134
Comprehensive income:
Net income	—	—	—	—	—	2,999	—	2,999
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $4)	—	—	—	—	—	—	8	8
Total comprehensive income	—	—	—	—	—	—	—	3,007
Treasury stock purchased (60,731 shares)	—	(1,007)	—	—	—	—	—	(1,007)
Reclassification adjustment for stock options exercised	—	(214)	214	—	—	—	—	—
Stock options exercised (800 shares)	—	13	(2)	—	—	—	—	11
Stock option expense	—	—	109	—	—	—	—	109
Change in unearned compensation:
Restricted stock award expense	—	—	—	6	—	—	—	6
Common stock held by ESOP committed to be released	—	—	195	—	297	—	—	492
Cash dividends ($0.30 per share)	—	—	—	—	—	(1,478)	—	(1,478)
Balance at December 31, 2015	$72,479	$(30,327)	$4,111	$(1)	$(2,976)	$45,951	$37	$89,274
The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:	(In Thousands)
Net income (loss)	$2,999	$(578)	$2,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	703	703	945
Gain on disposal of premises and equipment	—	—	(24)
Provision for loan losses	941	5,271	425
Increase in cash surrender value of life insurance	(350)	(359)	(366)
Net gain on sales of available-for-sale securities	—	(34)	(37)
Net gain on sales of mortgages	(55)	(55)	(367)
Change in mortgage servicing rights	77	112	(13)
Net loss on sales and write downs of other real estate owned	47	125	158
Loans originated for sale	(5,673)	(4,681)	(26,398)
Proceeds from loan sales	5,432	4,806	26,695
Deferred income taxes	(100)	(629)	196
Decrease in FDIC prepaid insurance	—	—	467
Decrease (increase) in other assets	437	(434)	(35)
(Increase) decrease in accrued interest receivable	(77)	18	(42)
Increase (decrease) in other liabilities	369	(248)	(2)
Stock option expense	109	140	118
Change in unearned compensation	498	496	515
Net cash provided by operating activities	5,357	4,653	4,788

Cash flows from investing activities:
Purchase of premises and equipment	(357)	(375)	(439)
Net increase in loans	(62,798)	(40,619)	(21,650)
Proceeds from sales of other real estate owned	222	442	644
Proceeds from sales of available-for-sale securities	—	187	97
Purchases of held-to-maturity securities	—	—	(27,015)
Maturities of held-to-maturity securities	—	13,373	36,390
Proceeds from principal paydowns of held-to-maturity securities	1,517	1,486	1,595
Net (purchase) redemption of FHLB stock	(850)	—	362
Net cash used in investing activities	(62,266)	(25,506)	(10,016)

Cash flows from financing activities:
Net increase (decrease) in deposits	23,552	33,791	(16,411)
Net decrease in securities sold under agreements to repurchase	—	—	(9,763)
Proceeds from long-term FHLB advances	38,100	33,000	21,000
Payments on long-term FHLB advances	(23,809)	(10,953)	(9,340)
Treasury stock purchased	(1,007)	(2,862)	(242)
Stock options exercised	11	141	299
Cash dividends paid on common stock	(1,478)	(1,410)	(1,008)
Net cash provided by (used in) financing activities	35,369	51,707	(15,465)

Net (decrease) increase in cash and cash equivalents	(21,540)	30,854	(20,693)

Cash and cash equivalents at beginning of year	49,769	18,915	39,608

Cash and cash equivalents at end of year	$28,229	$49,769	$18,915

Supplemental cash flow information:
Interest paid on deposits	$2,806	$2,773	$3,635
Interest paid on borrowings	1,242	887	715
Income taxes paid	891	22	571
Transfers from loans to other real estate owned	655	1,211	636
The accompanying notes are an integral part of these consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Nature of Business

Chicopee Bancorp, Inc. (the “Company”), a Massachusetts corporation, was formed on March 14, 2006 by Chicopee Savings Bank (the “Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.

The Company provides a variety of financial services to individuals and businesses through its bank subsidiary, Chicopee Savings Bank. The Bank is a Massachusetts state-chartered savings bank operating eight full service branch offices and a lending and operation center in Western Massachusetts. The Bank’s primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners. The Bank’s primary deposit products are savings and term certificate accounts.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of servicing assets, the valuation of other real estate owned ("OREO"), and the determination of other-than-temporary impairment of investment securities (“OTTI”). In connection with the determination of the allowance for loan losses and the carrying value of OREO, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and OREO, future additions to the allowance for loan losses or future write-downs of OREO may be necessary based upon changes in economic and market conditions.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits with the Federal Reserve Bank of Boston, short-term investments with original maturities of ninety days or less and federal funds sold. The Company’s due from bank accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on cash and cash equivalents.

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

Declines in the fair value of individual equity securities that are deemed to be other-than-temporary are reflected in earnings when identified. For declines in the fair value of individual debt available-for-sale securities below their cost that are deemed to be other-than-temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is determined to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the difference between the security’s cost basis and its fair value at the balance sheet date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Other-than-temporary impairment of investment securities

One of the significant estimates related to investment securities is the evaluation of OTTI. The evaluation of securities for OTTI is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least monthly to determine if OTTI is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in the value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the security's market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2015 and 2014, no impairment has been recognized.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or estimated fair value, as determined by current investor yield requirements, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income.

Loans

The Company grants residential real estate, commercial and consumer loans to customers. Residential real estate loans include residential loans secured by owner-occupied, first lien real estate and residential construction loans. Commercial loans include commercial real estate, commercial and industrial, commercial construction and residential investment loans. Consumer loans include second mortgages, home improvement loans, equity loans, automobile loans and, to a lesser extent, personal loans. For

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes of evaluating the risk in the loan portfolio, management identified the following loan classes, which are used in evaluating the adequacy of the allowance for loan losses: residential real estate, residential construction, commercial real estate, commercial construction, commercial and industrial, consumer and home equity loans.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, special mention, or loss. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. There was no unallocated component of the allowance at December 31, 2015 and 2014.

There were no changes in the allowance for loan losses methodology during the years ended December 31, 2015 and 2014.

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

Other real estate owned

The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as OREO in its consolidated financial statements. The Company generally obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals, at least annually, to ensure any material change in market conditions or the physical aspects of the property is recognized. When property is placed in OREO, it is recorded at fair value less estimated cost to sell at the date of foreclosure or acceptance of deed-in-lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired.

Loan servicing

The valuation of mortgage servicing rights is a critical accounting policy, which requires significant estimates and assumptions. The Company often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 1% of the outstanding balance of the loan per annum. Servicing assets are recognized at fair value as separate assets when servicing rights are acquired through the sale of loans. Capitalized servicing rights are amortized against non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed result in lower valuations of mortgage servicing rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate in increments of 50 basis points and term primarily of 15 and 30 years. Fair value is based upon discounted cash flows using market-based assumptions. Projected prepayments on the portfolio are estimated using the Public Securities Association Standard Prepayment Model. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s stock options and stock awards receive non-forfeitable dividends at the same rate as common stock. During the years ended December 31, 2015 and 2014, the Company paid cash dividends of $0.30 and $0.28 per share, respectively. There were no dividends paid prior to 2013. The first dividend was declared on January 20, 2013. The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In Thousands, except share data)	2015	2014	2013
Net income (loss)	$2,999	$(578)	$2,553
Weighted average number of common shares issued	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,191,559)	(2,061,264)	(2,013,461)
Less: average number of unallocated ESOP shares	(327,332)	(357,089)	(386,848)
Less: average number of nonvested restricted stock awards	(475)	(875)	(1,276)
Adjusted weighted average number of common shares outstanding	4,920,002	5,020,140	5,037,783
Plus: dilutive nonvested restricted stock awards	240	—	395
Plus: dilutive outstanding stock options	75,895	—	91,349
Weighted average number of diluted shares outstanding	4,996,137	5,020,140	5,129,527

Net income (loss) per share:
Basic- common stock	$0.61	$(0.12)	$0.51
Basic- unvested share-based payment awards	$0.61	$(0.12)	$0.51
Diluted- common stock	$0.60	$(0.12)	$0.50
Diluted- unvested share-based payment awards	$0.60	$(0.12)	$0.50

There were 87,000 and 97,000 stock options for the years ended December 31, 2015 and 2013, respectively, which were excluded from the diluted earnings per share because their effect is anti-dilutive. All common stock equivalents were excluded from shares outstanding in arriving at diluted earnings per share in 2014 because their effect is anti-dilutive due to the net loss.

Segment reporting

The Company’s operations are solely in the financial services industry and consist of providing traditional banking services to its customers. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The effective date for this ASU was deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of U.S. GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU will not have a material effect on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

 Reclassifications

Certain amounts in the 2014 and 2013 financial statements have been reclassified to conform to the 2015 presentation.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or deposits with the Federal Reserve Bank of Boston.  At December 31, 2015 and 2014, these reserve balances amounted to $7.0 million and $6.9 million, respectively, and are included in interest bearing deposits.

3.	INVESTMENT SECURITIES

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses of the Company's investment securities:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$57	$—	$426
Total available-for-sale securities	$369	$57	$—	$426

Held-to-maturity securities:
Corporate and industrial revenue bonds	$32,029	$700	$—	$32,729
Collateralized mortgage obligations	200	6	—	206
Total held-to-maturity securities	$32,229	$706	$—	$32,935

Non-marketable securities:
Federal Home Loan Bank stock	$4,764	$—	$—	$4,764
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,947	$—	$—	$4,947

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$45	$—	$414
Total available-for-sale securities	$369	$45	$—	$414

Held-to-maturity securities:
Corporate and industrial revenue bonds	$33,344	$467	$—	$33,811
Collateralized mortgage obligations	403	15	—	418
Total held-to-maturity securities	$33,747	$482	$—	$34,229

Non-marketable securities:
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,097	$—	$—	$4,097

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$—	$—
From 1 to 5 years	7,931	8,270
From 5 to 10 years	—	—
Over 10 years	24,298	24,665
Total	$32,229	$32,935

There were no sales of available-for-sale securities during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, proceeds from sales of available-for-sale securities amounted to $187,000 and $97,000, respectively. Gross realized gains of $34,000 and $37,000 were realized during the years ended December 31, 2014 and 2013, respectively. The tax provision applicable to these net realized gains in 2014 and 2013 was $12,000 and $13,000, respectively.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline is OTTI.

For the years ended December 31, 2015, 2014 and 2013, management determined that there were no securities other-than-temporarily impaired.

Unrealized Losses on Investment Securities

There were no continuous unrealized losses for the years ended December 31, 2015 and 2014, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Marketable Securities
The Company is a member of the FHLB, a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company's level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2015 and 2014, the Company's investment in FHLB stock totaled $4.8 million and $3.9 million, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For the years ended December 31, 2015 and 2014, the Company received $109,000 and $58,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through December 31, 2015 and the Company will continue to monitor its FHLB stock investment.

Banker's Bank Northeast (BBN) stock is reported under other assets in the consolidated balance sheets and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of December 31, 2015 and 2014, the Company's investment in BBN totaled $183,000. There have not been any impairment losses recorded through December 31, 2015 and the Company will continue to monitor its BBN stock investment.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LOANS

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	December 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(In Thousands)
Real estate loans:
Residential real estate¹	$127,610	21.8%	$118,692	22.7%
Home equity	39,554	6.8%	34,508	6.6%
Commercial	287,849	49.1%	249,632	47.7%
Total	455,013	77.7%	402,832	77.0%

Construction-residential	8,490	1.5%	8,129	1.6%
Construction-commercial	48,128	8.2%	35,786	6.8%
Total construction	56,618	9.7%	43,915	8.4%
Total real estate loans	511,631	87.4%	446,747	85.4%

Consumer loans	2,516	0.4%	2,662	0.5%
Commercial and industrial loans	71,530	12.2%	74,331	14.1%
Total loans	585,677	100.0%	523,740	100.0%
Deferred loan origination costs, net	897		944
Allowance for loan losses	(5,615)		(4,927)
Loans, net	$580,959		$519,757

¹ Excludes loans held for sale of $296,000 at December 31, 2015.

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

Commercial real estate loans are secured by commercial real estate and residential investment real estate and generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Risks in commercial real estate and residential investment lending include the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans.

Construction loans are generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.

Commercial and industrial loans are of high risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of these loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Residential real estate and residential construction loans are categorized into pass and nonperforming risk ratings. Substandard residential loans are loans that are on nonaccrual status and are individually evaluated for impairment.

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2015:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$63,499	$42,585	$275,628	$381,712
Special mention	4,163	5,330	8,454	17,947
Substandard	3,868	213	3,767	7,848
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial loans	$71,530	$48,128	$287,849	$407,507

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$123,697	$8,490		$132,187
Nonperforming	3,913	—		3,913
Total residential loans	$127,610	$8,490		$136,100

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,516	$39,366		$41,882
Nonperforming	—	188		188
Total consumer loans	$2,516	$39,554		$42,070

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of total loans segregated by risk rating and class at December 31, 2014:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$66,442	$27,547	$234,866	$328,855
Special mention	4,991	5,843	10,034	20,868
Substandard	2,898	2,396	4,732	10,026
Doubtful	—	—	—	—
Loss	—	—	—	—
Total commercial loans	$74,331	$35,786	$249,632	$359,749

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Pass	$114,586	$8,129		$122,715
Nonperforming	4,106	—		4,106
Total residential loans	$118,692	$8,129		$126,821

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,630	$34,159		$36,789
Nonperforming	32	349		381
Total consumer loans	$2,662	$34,508		$37,170

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer	Home Equity	Total
Allowance for loan losses:	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision (reduction) for loan losses	306	(18)	403	177	4	24	45	941
Recoveries	27	—	3	38	12	29	4	113
Loans charged off	(161)	—	(93)	—	(39)	(57)	(16)	(366)
Balance as of December 31, 2015	$658	$89	$3,012	$783	$856	$31	$186	$5,615

Ending balance allowance for loan losses:
Collectively evaluated for impairment	$513	$89	$2,988	$783	$746	$31	$185	$5,335
Individually evaluated for impairment	145	—	24	—	110	—	1	280
Total:	$658	$89	$3,012	$783	$856	$31	$186	$5,615

Total loans ending balance:
Collectively evaluated for impairment	$123,697	$8,490	$286,519	$47,915	$68,765	$2,516	$39,366	$577,268
Individually evaluated for impairment	3,913	—	1,330	213	2,765	—	188	8,409
Total:	$127,610	$8,490	$287,849	$48,128	$71,530	$2,516	$39,554	$585,677

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2014:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer	Home Equity	Total
	(In Thousands)
Allowance for loan losses:
Balance as of December 31, 2013	$650	$94	$2,121	$435	$1,110	$35	$151	$4,596
Provision for loan losses	139	13	1,479	1,672	1,867	43	58	5,271
Recoveries	—	—	74	—	83	23	1	181
Loans charged off	(303)	—	(975)	(1,539)	(2,181)	(66)	(57)	(5,121)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Ending balance allowance for loan losses:
Collectively evaluated for impairment	$481	$107	$2,634	$568	$879	$35	$150	$4,854
Individually evaluated for impairment	5	—	65	—	—	—	3	73
Total:	$486	$107	$2,699	$568	$879	$35	$153	$4,927

Total loans ending balance:
Collectively evaluated for impairment	$114,586	$8,129	$246,123	$33,391	$73,286	$2,662	$34,160	$512,337
Individually evaluated for impairment	4,106	—	3,509	2,395	1,045	—	348	11,403
Total:	$118,692	$8,129	$249,632	$35,786	$74,331	$2,662	$34,508	$523,740

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of and for the year ended December 31, 2015:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,262	$2,402	$2,631	$—	$105
Residential construction	—	—	—	—	—
Commercial real estate	908	1,559	1,679	—	90
Commercial construction	213	213	1,144	—	14
Commercial and industrial	2,255	2,255	1,484	—	71
Consumer	—	—	—	—	—
Home equity	119	119	210	—	3
Total	$5,757	$6,548	$7,148	$—	$283

Impaired loans with a valuation allowance:
Residential real estate	$1,651	$1,651	$1,113	$145	$64
Residential construction	—	—	—	—	—
Commercial real estate	422	422	527	24	21
Commercial construction	—	—	—	—	—
Commercial and industrial	510	510	366	110	24
Consumer	—	—	—	—	—
Home equity	69	69	63	1	3
Total	$2,652	$2,652	$2,069	$280	$112

Total impaired loans:
Residential real estate	$3,913	$4,053	$3,744	$145	$169
Residential construction	—	—	—	—	—
Commercial real estate	1,330	1,981	2,206	24	111
Commercial construction	213	213	1,144	—	14
Commercial and industrial	2,765	2,765	1,850	110	95
Consumer	—	—	—	—	—
Home equity	188	188	273	1	6
Total	$8,409	$9,200	$9,217	$280	$395

The $8.4 million of impaired loans include $6.4 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified or are not performing.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of and for the year ended December 31, 2014:

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of information pertaining to impaired loans by class as of and for the year ended December 31, 2013:

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

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2015:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$2,396	$514	$196	$3,106	$124,504	$127,610	$3,355
Residential construction	—	—	—	—	8,490	8,490	—
Commercial real estate	786	71	413	1,270	286,579	287,849	1,330
Commercial construction	245	—	—	245	47,883	48,128	213
Commercial and industrial	139	72	360	571	70,959	71,530	1,276
Consumer	9	—	—	9	2,507	2,516	18
Home equity	87	47	71	205	39,349	39,554	205
Total	$3,662	$704	$1,040	$5,406	$580,271	$585,677	$6,397

The following table presents an aging analysis of past due and nonaccrual loans as of December 31, 2014:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
	(In Thousands)
Residential real estate	$3,396	$542	$1,212	$5,150	$113,542	$118,692	$4,308
Residential construction	—	—	—	—	8,129	8,129	—
Commercial real estate	913	—	2,385	3,298	246,334	249,632	3,000
Commercial construction	550	—	1,558	2,108	33,678	35,786	2,396
Commercial and industrial	218	434	513	1,165	73,166	74,331	1,196
Consumer	28	—	13	41	2,621	2,662	32
Home equity	77	30	263	370	34,138	34,508	261
Total	$5,182	$1,006	$5,944	$12,132	$511,608	$523,740	$11,193

There were no loans greater than ninety days past due and still accruing at December 31, 2015 and 2014.

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

During the year ended December 31, 2015, one TDR totaling $38,000 defaulted and was restructured within the previous twelve month period. During the year ended December 31, 2014, the Company had four TDRs totaling $4.7 million, of which three totaling $4.5 million had defaulted within the previous twelve month period. TDR loans are considered defaulted when based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide new TDR activity by segment during the periods indicated:

For the year ended December 31, 2015	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
(In Thousands)
Residential real estate	—	$—	$—	$—
Residential construction	—	—	—	—
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Home equity	1	—	38	38
Total	1	$—	$38	$38

For the year ended December 31, 2014	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance
	(In Thousands)
Residential real estate	2	$510	$510	$505
Residential construction	—	—	—	—
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial and industrial	2	4,225	2,687	2,108
Consumer	—	—	—	—
Home equity	—	—	—	—
Total	4	$4,735	$3,197	$2,613

The following is a summary of TDR loans by segment as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Residential real estate	4	$847	4	$865
Residential construction	—	—	—	—
Commercial real estate	3	$442	4	$575
Commercial construction	—	—	2	2,108
Commercial and industrial	3	$236	4	$141
Consumer	—	—	—	—
Home equity	2	69	1	33
Total	12	$1,594	15	$3,722

TDRs granted in 2015 and 2014 were primarily the result of concessions to reduce the interest rate, extension of the maturity date or the payment of taxes on behalf of the borrower. The TDR granted during 2015 did not result in a reduction of the recorded

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment. The TDRs granted during 2014 resulted in a $1.5 million reduction of the recorded investment. One of the four modifications granted in 2014 was in compliance with modified terms.

The Company reviews TDRs on a loan by loan basis and applies specific reserves to loan balances. The reserve balance is typically calculated using the present value of future cash flows or using the fair value of the collateral method if sufficient borrower cash flow cannot be identified. There were no specific reserves related to TDRs that were granted for the year ended December 31, 2015.

5.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $82.1 million and $91.3 million at December 31, 2015 and 2014, respectively. The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from changes in mortgage interest rates. Capitalized mortgage servicing rights were $41,000, $39,000, and $194,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The balance of capitalized servicing rights, net of valuation allowances, at December 31, 2015, 2014 and 2013, was $192,000, $269,000 and $381,000, respectively. At December 31, 2015, 2014 and 2013, the fair value of these rights was $517,000, $622,000 and $831,000, respectively. At December 31, 2015, 2014 and 2013, the valuation allowance was $1,000, $2,000, and $0, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2015, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average discount rate (9.04%), weighted average servicing fee (0.2501)%, and net cost to service loans ($51.75 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance at the beginning of year:	$269	$381	$368
Capitalized mortgage servicing rights	41	39	194
Change in valuation allowance	1	(2)	32
Amortization	(119)	(149)	(213)
Balance at the end of year	$192	$269	$381

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2015	2014
	(In Thousands)
Land	$1,530	$1,529
Buildings	9,770	9,845
Leasehold improvements	1,448	1,461
Furniture and equipment	6,038	6,281
Total cost	18,786	19,116
Accumulated depreciation	(10,277)	(10,261)
Premises and equipment, net	$8,509	$8,855

Depreciation expense related to premises and equipment for the years ended December 31, 2015, 2014 and 2013 amounted to $703,000, $701,000 and $717,000, respectively.

7.	DEPOSITS

A summary of deposit balances by type is as follows:

	December 31,
	2015	2014
	(In Thousands)
Demand deposits	$102,424	$97,922
NOW accounts	45,228	42,177
Savings accounts	52,359	50,716
Money market deposit accounts	116,226	121,106
Total core accounts	316,237	311,921
Certificate accounts less than $250,000	137,718	118,511
Certificate accounts $250,000 or more	53,154	53,126
Total certificate of deposit accounts	190,872	171,637
Total deposits	$507,109	$483,558

A summary of certificate accounts by maturity is as follows:

	December 31, 2015		December 31, 2014
	(In Thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015	$—	—	$104,030	1.21%
2016	107,895	1.03%	34,509	1.42%
2017	50,218	1.44%	12,282	1.30%
2018	14,047	1.28%	13,988	1.30%
2019	11,963	1.55%	6,828	1.10%
2020	6,749	1.15%	—	—
Total	$190,872	1.19%	$171,637	1.26%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB consist of the following:

		December 31, 2015		December 31, 2014
		Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(In Thousands)
Fixed-rate FHLB advances maturing:
Due 2015		$—	—%	$16,891	0.59%
Due 2016	(a)	21,334	0.86%	16,585	1.03%
Due 2017	(a)	7,467	1.64%	6,217	2.01%
Due 2018	(a)	14,588	1.45%	6,500	3.25%
Due 2019	(a)	17,208	2.11%	13,274	1.52%
Due 2020	(a)	10,884	1.67%	2,561	1.68%
Due 2021	(a)	3,434	2.01%	4,047	2.01%
Due 2022	(a)	5,541	1.85%	964	2.64%
Due 2024	(a)	874	2.64%	—	—
Total FHLB advances		$81,330	1.56%	$67,039	1.43%

(a) Includes amortizing advances requiring monthly principal and interest payments.

FHLB advances are secured primarily by a blanket lien on qualified one- to four-family residential real estate loans, certain pledged commercial real estate loans and the Company’s holding of FHLB stock.  At December 31, 2015 and 2014, the Company was in compliance with the FHLB collateral requirements. At December 31, 2015, the Company pledged $236.0 million of collateral to the FHLB.

At December 31, 2015, the Company had the ability to borrow an additional $68.9 million based on the collateral pledged to the FHLB.  In addition, the Company is able to pledge additional collateral to increase the advance availability with the FHLB.

The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to manage interest rate risk. At December 31, 2015, all of the Company’s outstanding FHLB advances were at fixed interest rates ranging from 0.48% to 3.69%. At December 31, 2014, all of the Company's outstanding FHLB advances were at fixed interest rates ranging from 0.24% to 3.69%.

At December 31, 2015 and 2014, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million and an unsecured line of credit of $4.0 million with Banker’s Bank Northeast. In addition, the Company’s unused borrowing capacity with the Federal Reserve Bank of Boston was $41.8 million and $44.5 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, there were no amounts outstanding under these lines of credit.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Current tax expense (benefit)
Federal	$760	$(440)	$367
State	369	(36)	124
Total current tax expense (benefit)	1,129	(476)	491
Deferred tax (benefit) expense
Federal	24	(548)	160
State	(124)	(27)	49

Change in valuation reserve	—	(54)	(13)
Total deferred tax (benefit) expense	(100)	(629)	196

Income tax expense (benefit)	$1,029	$(1,105)	$687

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.2%	2.5%	3.5%
Dividends received deduction	(0.1)%	0.2%	(0.2)%
Change in valuation allowance	—%	3.2%	(0.4)%
Tax-exempt interest	(11.8)%	29.6%	(16.1)%
Bank owned life insurance	(3.0)%	7.2%	(3.8)%
Stock-based compensation	1.9%	(6.1)%	3.4%
Expiration of contribution carryover	—%	(2.8)%	—%
Other, net	0.3%	(2.1)%	0.8%
Effective tax rate	25.5%	65.7%	21.2%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2015	2014
	(In Thousands)
Gross deferred tax assets:
Charitable contribution carryforward	$—	$4
Allowance for loan losses	2,243	1,968
Employee benefit and stock-based compensation plans	1,003	933
Nonaccrual interest	200	186
OREO	35	67
Alternative minimum tax credit	602	940
Depreciation	75	—
Net operating loss carryforward	—	112
Other	76	86
Gross deferred tax assets	4,234	4,296

Gross deferred tax liabilities
Deferred loan costs	(358)	(357)
Mortgage servicing rights	(77)	(104)
Depreciation	—	(136)
Unrealized gain on available-for-sale securities	(19)	(16)
Gross deferred tax liabilities	(454)	(613)
Net deferred tax asset	3,780	3,683

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance at beginning of year:	$—	$54	$67
Change generated by current year's operations	—	(54)	(13)
Balance at end of year	$—	$—	$54

The federal income tax reserve for loan losses at the Bank's base year is $3.6 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used.  As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $1.2 million has not been provided.

The Company’s income tax returns for the years ended December 31, 2012, 2013, 2014 and 2015 are open to audit under the statute of limitations by the Internal Revenue Service. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax expense. The Company has no penalties and interest recorded for the years ended December 31, 2015, 2014 and 2013.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OFF-BALANCE-SHEET ACTIVITIES

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2015	2014
	(In Thousands)
Commitments to grant loans	$16,188	$35,418
Unfunded commitments for construction loans	20,963	17,210
Unfunded commitments under lines of credit	88,342	79,092
Standby letters of credit	976	904

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

Disclosures and liability recognition are required for the fair value of certain guarantees at issuance. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $976,000 and $904,000 at December 31, 2015 and 2014, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2015 and 2014 was not material.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2015, future minimum operating lease commitments pertaining to banking premises are as follows:

(In Thousands)
2016	$478
2017	468
2018	424
2019	441
2020	441
Thereafter	2,322
Total	$4,574

The leases contain options to extend for periods from one to five years. Total rent expense, including common area charges, for the years ended December 31, 2015, 2014 and 2013 approximated $521,000, $527,000, and $496,000, respectively.

11.	OTHER COMMITMENTS AND CONTINGENCIES

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

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2015 will have no material effect on the Company's consolidated financial statements.

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Effective January 1, 2015, the Company implemented the Basel III regulatory capital framework. These new rules and framework revised minimum capital requirements and adjusted prompt corrective action thresholds. The Company and Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by regulators about components, risk weightings and other factors. Under the Basel III regulatory capital framework, the quantitative measures established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier I capital, and common equity Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier I capital to average assets, or leverage ratio (as defined in the applicable regulations). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. In addition to these requirements, banking organization must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule beginning January 1, 2016 with a full phase-in by 2019.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's and Bank's capital ratios exceeded regulatory guidelines at December 31, 2015 under the newly implemented Basel III regulatory capital framework. The Company's and Bank's capital ratios under prior rules at December 31, 2014 also exceeded regulatory capital requirements under previous regulatory capital requirements in place.

 As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to the Company.

 The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented below.

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015:
Total Capital to Risk Weighted Assets:
Company	$93,862	16.5%	$45,560	8.0%	N/A	N/A
Bank	$83,502	14.7%	$45,458	8.0%	$56,822	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$88,222	15.5%	$34,170	6.0%	N/A	N/A
Bank	$77,862	13.7%	$34,093	6.0%	$45,458	8.0%
Tier 1 Capital to Average Assets:
Company	$88,222	12.8%	$27,525	4.0%	N/A	N/A
Bank	$77,862	11.3%	$27,492	4.0%	$34,365	5.0%
Common Equity Tier 1 Capital Ratio
Company	$88,222	15.5%	$25,627	4.5%	N/A	N/A
Bank	$77,862	13.7%	$25,570	4.5%	$36,934	6.5%

As of December 31, 2014:
Total Capital to Risk Weighted Assets:
Company	$91,331	17.5%	$41,808	8.0%	N/A	N/A
Bank	$78,337	15.0%	$41,677	8.0%	$52,096	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$86,384	16.5%	$20,904	4.0%	N/A	N/A
Bank	$73,390	14.1%	$20,838	4.0%	$31,257	6.0%
Tier 1 Capital to Average Assets:
Company	$86,384	13.8%	$24,956	4.0%	N/A	N/A
Bank	$73,390	11.8%	$24,871	4.0%	$31,088	5.0%

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s stockholders’ equity as disclosed in the consolidated balance sheets under GAAP to regulatory capital as disclosed in the table above.

	December 31,
	2015	2014
	(In Thousands)
Total equity determined under GAAP	$89,274	$88,134
Net unrealized gain on available-for-sale securities, net of tax	—	(29)
Disallowed mortgage servicing rights	—	(27)
Disallowed deferred tax assets	(1,052)	(1,694)
Tier 1 Capital	88,222	86,384
Allowable allowance for loan losses	5,615	4,927
Unrealized gain on available-for-sale equity securities, net of tax	25	20
Total regulatory capital	$93,862	$91,331

13.	COMMON STOCK REPURCHASE PROGRAM

On June 1, 2012, the Company announced that the Board of Directors authorized the Seventh Stock Repurchase Program for the purchase of up to 272,000 shares, or approximately 5% of the Company's outstanding common stock. As of December 31, 2015, under the Seventh Stock Repurchase Program, the Company repurchased 272,000 shares at an average price per share of $16.30, completing its Seventh Stock Repurchase Program. As of December 31, 2015, the Company repurchased a total of 2.2 million shares of common stock at a total cost of $30.4 million, or an average price per share of $13.57.

On September 16, 2015, the Company announced that the Board of Directors authorized an Eighth Stock Repurchase Program (the "Eighth Repurchase Program") for the purchase of up to 260,000 shares, or approximately 5% of the Company's outstanding common stock. The Company intends to purchase its shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and under any plan that may be deployed in accordance with Rule 10b-5(1). The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes.

The following table summarizes the Stock Repurchase plans as of the dates indicated:

Repurchase Plan	Approval Date	Completion Date	No. of Shares Approved	No. of Shares Purchased	Average Price per Share	Total Cost of the Plan
Initial Plan	August 16, 2007	March 3, 2008	371,968	371,968	$13.21	$4.9 million
Second Plan	March 4, 2008	August 8, 2008	353,370	353,370	$13.26	$4.7 million
Third Plan	August 8, 2008	November 25, 2009	335,000	335,000	$12.98	$4.3 million
Fourth Plan	February 26, 2010	November 23, 2010	318,952	318,952	$11.75	$3.7 million
Fifth Plan	November 19, 2010	November 3, 2011	303,004	303,004	$13.84	$4.2 million
Sixth Plan	September 30, 2011	October 11, 2012	287,000	287,000	$14.26	$4.1 million
Seventh Plan	June 1, 2012	August 27, 2015	272,000	272,000	$16.30	$4.5 million
Eighth Plan	September 16, 2015	-	260,000	—

14.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) defined contribution plan (the “Plan”) for eligible employees. Each employee reaching the age of 21 and one year of service automatically becomes a participant in the Plan. Employees may defer from 1%-75% of compensation subject to current federal tax laws. For participating employees, the Company makes matching contributions equal to 50% of a participant’s contribution up to 2% of compensation. The Company also provides a guaranteed non-elective 3% Safe Harbor contribution to all eligible employees. The Company’s total expense under the Plan for the years ended December 31, 2015, 2014 and 2013 amounted to $298,000, $302,000 and $284,000, respectively. The Company provides supplemental life insurance benefits

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to key officers.  Amounts charged to expense for these benefits were $41,000, $59,000 and $55,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

15.	EMPLOYEE STOCK OWNERSHIP PLAN

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

At December 31, 2015, the remaining principal balance is payable as follows:

Years Ending
December 31,
(In Thousands)
2016	$268
2017	290
2018	314
2019	340
2020	368
Thereafter	2,346
Total	$3,926

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by the Trust, which are held in a suspense account for allocation among the participants as the loan is paid. Shares released are allocated to each eligible participant based on the ratio of each participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Total compensation expense applicable to the ESOP amounted to $492,000, $491,000, and $509,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Shares held by the ESOP include the following:

	December 31,
	2015	2014	2013
Number of shares:
Allocated	237,370	221,841	201,566
Unallocated	297,575	327,333	357,090
Total	534,945	549,174	558,656

Fair value of shares (In Thousands):
Allocated	$4,100	$3,700	$3,500
Unallocated	5,200	5,500	6,200
Total	$9,300	$9,200	$9,700

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EQUITY INCENTIVE PLAN

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

There were no stock options granted during the years ended December 31, 2015 and 2014.

The expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for the periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of 6.5 years is based on the simplified method calculations allowed for “plain-vanilla” share options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts. A summary of options under the Plan as of December 31, 2015, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	653,098	$14.57	3.83	$1,425
Exercised	(800)	14.00	6.19	2
Forfeited or expired	(6,200)	16.06	6.90
Outstanding at December 31, 2015	646,098	$14.55	2.79	$1,800
Exercisable at December 31, 2015	570,097	$14.39	2.26	$1,684

The aggregate instrinsic value for options exercised in 2014 and 2013 was $19,000 and $69,000, respectively. The weighted-average grant-date fair value of options granted during 2013 was $3.59. The weighted average grant-date fair value of the options outstanding and exercisable at December 31, 2015 was $3.81 and $3.85, respectively. For the years ended December 31, 2015, 2014 and 2013, share based compensation expense applicable to options granted under the Plan was $109,000, $141,000 and $118,000, respectively. As of December 31, 2015, unrecognized stock-based compensation expense related to non-vested options amounted to $161,000. This amount is expected to be recognized over a period of 1.73 years.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards

Under the Plan, the Company may grant stock awards to its directors, officers and employees for up to 299,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The weighted-average grant-date fair value of all stock awards as of December 31, 2015 is $14.08. The Company recorded compensation cost related to stock awards of approximately $6,000 for the year ended December 31, 2015, $5,000 for the year ended December 31, 2014, and $6,000 for the year ended December 31, 2013. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the years ended
December 31, 2015, 2014 and 2013. Stock awards with a fair value of $7,000, $7,000 and $7,000 have vested during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, unrecognized stock-based compensation expense related to non-vested restricted stock awards of $1,000 is expected to be recognized over a period of 0.19 years.

A summary of the status of the Company’s stock awards as of December 31, 2015, and changes during the year then ended is as follows:

		Weighted Average Grant-Date
Nonvested Shares	Shares	Fair Value
Outstanding at December 31, 2014:	800	$14.08
Vested	400	14.08
Outstanding at December 31, 2015	400	$14.08

17. LONG-TERM INCENTIVE PLAN
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

A total of 150,000 phantom stock units will be available for awards under the Plan. The only awards that may be granted under the Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company's stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. The Plan year shall be January 1 to December 31. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Plan for the years ended December 31, 2015, 2014 and 2013 was $26,000, $44,000 and $39,000, respectively. During the year ended December 31, 2015 there were no phantom stock units granted. For the years ended December 31, 2014 and 2013, 2,942 and 4,074 phantom stock units were granted, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates. An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2015	2014
	(In Thousands)
Balance at beginning of year:	$471	$1,108
Additions	1	—
Repayments	(45)	(45)
Change in related party status	(138)	(592)
Balance at end of year	$289	$471

Deposits from related parties held by the Company at December 31, 2015 and 2014 amounted to $3.2 million and $3.3 million, respectively.

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

Dividends from Chicopee Bancorp, Inc. may depend, in part, upon receipt of dividends from the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any and all federal and state taxes. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. Capital of the Company and the Bank at December 31, 2015 was sufficient to meet the requirements of regulatory authorities.

During the year ended December 31, 2015, there were no dividends declared from the Bank to the Company. During the years ended December 31, 2014 and 2013, a total of $6.8 million and $2.5 million, respectively, in dividends were declared from the Bank to the Company. During the years ended December 31, 2015, 2014 and 2013, a total of $690,000, $700,000 and $660,000, respectively, in dividends were declared from Chicopee Funding Corporation ("CFC") to the Company. CFC received contributions from the Company in the amount of $98,000, $100,000 and $77,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015 and 2014, cash dividends of $1.5 million, or $0.30 per share, and $1.4 million, or $0.28 per share, respectively, were paid to the Company's stockholders. There were no cash dividends paid to the Company's stockholders prior to 2013.

20.          FAIR VALUE

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, available-for-sale securities are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Levels within the fair value hierarchy are based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset and premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value as of December 31, 2015 and 2014 on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$426	$426	$—	$—
Total equity securities	$426	$426	$—	$—

		Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$414	$414	$—	$—
Total equity securities	$414	$414	$—	$—

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are summarized below:

		Fair Value Measurements Using
	December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets:
Impaired loans	$3,614	$—	$—	$3,614
OREO	1,435	—	1,435	—
Loans held for sale	296	—	296	—
Mortgage servicing rights	192	—	192	—

Impaired loans are presented net of their related specific reserves of $280,000 and charge offs of $790,000 as of December 31, 2015.

		Fair Value Measurements Using
	December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets:
Impaired loans	$5,184	$—	$—	$5,184
OREO	1,050	—	1,050	—
Mortgage servicing rights	269	—	269	—

Impaired loans are presented net of their related specific reserves of $73,000 and charge offs of $2.4 million as of December 31, 2014.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments.

FASB Accounting Standards Codification (ASC) Topic 825, "Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The fair values of the Company's financial instruments are as follows:

		Fair Value Measurements Using
	Carrying Amount at December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$28,229	$28,229	$—	$—
Available-for-sale securities	426	426	—	—
Held-to-maturity securities	32,229	—	32,935	—
FHLB stock	4,764	—	4,764	—
Loans held for sale	296	—	296	—

Loans:
Residential real estate	127,551	—	—	129,514
Residential construction	8,401	—	—	8,365
Commercial real estate	285,135	—	—	283,566
Commercial construction	47,345	—	—	47,480
Commercial and industrial	70,674	—	—	71,090
Consumer	2,485	—	—	2,657
Home equity	39,368	—	—	39,273
Net loans	580,959	—	—	581,945

Accrued interest receivable	1,668	—	1,668	—
Mortgage servicing rights	192	—	517	—

Financial liabilities:
Deposits	$507,109	$—	$507,493	$—
FHLB long-term advances	81,330	—	81,646	—
Accrued interest payable	109	—	109	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	Carrying Amount at December 31, 2014	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)

Financial assets:
Cash and cash equivalents	$49,769	$49,769	$—	$—
Available-for-sale securities	414	414	—	—
Held-to-maturity securities	33,747	—	34,229	—
FHLB stock	3,914	—	3,914	—

Loans:
Residential real estate	118,837	—	—	121,296
Residential construction	8,022	—	—	8,008
Commercial real estate	247,246	—	—	248,316
Commercial construction	35,218	—	—	35,463
Commercial and industrial	73,452	—	—	73,668
Consumer	2,627	—	—	2,804
Home equity	34,355	—	—	34,453
Net loans	519,757	—	—	524,008

Accrued interest receivable	1,591	—	1,591	—
Mortgage servicing rights	269	—	622	—

Financial liabilities:
Deposits	$483,558	$—	$484,423	$—
FHLB long-term advances	67,039	—	67,644	—
Accrued interest payable	82	—	82	—

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2015 and 2014:

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$5,999	$6,273	$6,433	$6,497	$5,623	$5,784	$5,934	$6,013
Interest expense	976	1,020	1,026	1,053	927	921	913	922
Net interest income	5,023	5,253	5,407	5,444	4,696	4,863	5,021	5,091
Provision for loan losses	400	207	137	197	2,201	2,774	227	69
Net gain on sales of available-for-sale securities	—	—	—	—	34	—	—	—
Non-interest income	642	748	879	759	555	711	899	618
Non-interest expenses	4,870	4,774	4,800	4,742	4,618	4,694	4,737	4,851
Income (loss) before income tax	395	1,020	1,349	1,264	(1,534)	(1,894)	956	789
Income tax expense (benefit)	82	278	379	290	(175)	(1,854)	434	490
Net income (loss)	$313	$742	$970	$974	$(1,359)	$(40)	$522	$299
Earnings (loss) per share:
Basic	$0.06	$0.15	$0.20	$0.20	$(0.27)	$(0.01)	$0.10	$0.06
Diluted	$0.06	$0.15	$0.19	$0.20	$(0.27)	$(0.01)	$0.10	$0.06

22.         CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Chicopee Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2015	2014
	(In Thousands)
Assets:
Cash and cash equivalents	$3,894	$6,852
Investment in common stock of Chicopee Savings Bank	78,951	75,140
Investment in common stock of Chicopee Funding Corporation	3,945	4,192
Other assets	2,508	1,985
Total assets	$89,298	$88,169

Liabilities and Stockholders' Equity:
Total liabilities	$24	$35
Stockholders' equity	89,274	88,134
Total liabilities and stockholders' equity	$89,298	$88,169

CHICOPEE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
STATEMENTS OF INCOME	2015	2014	2013
	(In Thousands)
Interest income	$10	$9	$11
Dividend income from subsidiaries	592	7,373	3,048
Operating expenses	565	814	750
Income before income taxes and equity in undistributed
net income (loss) of subsidiaries	37	6,568	2,309
Applicable income tax benefit	(13)	(279)	(57)
Income before equity in undistributed net income (loss) of subsidiaries	50	6,847	2,366
Equity in undistributed net income (loss) of Chicopee Savings Bank	3,196	(7,188)	390
Equity in undistributed net loss of Chicopee Funding Corporation	(247)	(237)	(203)
Net income (loss)	$2,999	$(578)	$2,553

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2015	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$2,999	$(578)	$2,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of Chicopee Savings Bank	(3,196)	7,188	(390)
Equity in undistributed net loss of Chicopee Funding Corporation	247	237	203
Increase in other assets	(523)	(284)	(212)
(Decrease) increase in other liabilities	(11)	33	2
Stock option expense	109	140	118
Change in unearned compensation	498	496	515
Net cash provided by operating activities	123	7,232	2,789

Cash flows from investing activities:
Investment in Chicopee Savings Bank	(607)	(636)	(633)
Net cash used in investing activities	(607)	(636)	(633)

Cash flows from financing activities:
Treasury stock purchased	(1,007)	(2,862)	(242)
Cash dividends paid on common stock	(1,478)	(1,410)	(1,008)
Exercise of stock options	11	141	299
Net cash used in financing activities	(2,474)	(4,131)	(951)

Net (decrease) increase in cash and cash equivalents	(2,958)	2,465	1,205
Cash and cash equivalents at beginning of year	6,852	4,387	3,182
Cash and cash equivalents at end of year	$3,894	$6,852	$4,387

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

On January 22, 2016, the Company announced a cash dividend of $0.09 per share of its common stock to stockholders of record as of the close of business on February 6, 2016, payable on or about February 20, 2016.