Form 10-K/A
period 2015-12-31
CHICOPEE BANCORP, INC.
filed 2016-04-29
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No.1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51996

CHICOPEE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	20-4840562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Center Street, Chicopee, Massachusetts	01013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (413) 594-6692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Market

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Explanatory Note

Chicopee Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 11, 2016 (the “Original Filing”), in accordance with General Instruction G(3) to Form 10-K, to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

Except for the information described above, this Amendment No. 1 on Form 10-K/A does not amend or otherwise update any other information in the Original Filing on Form 10-K and this Amendment No. 1 speaks as of the filing date of our Original Filing on Form 10-K. Events occurring after the date of the Original Filing on Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors presently consists of nine members. Our Bylaws provide that our Board of Directors shall be divided into three classes, and one class of Directors is to be elected annually. Our Directors are generally elected to serve for a three-year period, or a shorter period if the Director is elected to fill a vacancy, and until their respective successors shall have been elected and shall qualify.

The business experience for at least the past five years of each member of the Board of Directors is set forth below. The biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors to determine that the person should serve as a director. Age information is as of December 31, 2015. The indicated period for service as a director includes service as a director of the Bank.

Terms Expiring at the 2016 Annual Meeting of Shareholders
James P. Lynch retired in 2008 after serving 30 years with the Chicopee Housing Authority and 21 years as their Executive Director. Mr. Lynch currently is self-employed as a housing consultant specializing in public housing management. Mr. Lynch is currently serving on the following committees: Executive Committee, Loan Committee, Compensation Committee and Compliance Committee Chair. Mr. Lynch also resides on the Boards of the Company and the Bank’s subsidiaries as well as the Board of the Chicopee Savings Bank Charitable Foundation. Mr. Lynch holds a Bachelor of Arts degree. Mr. Lynch’s family owned and operated several retail establishments within the community as well. Mr. Lynch brings to the Board his extensive knowledge of the local housing and rental markets and his familiarity with the funding and administrative requirements of nonprofit organizations. Age 67. Director since 2004.

William D. Masse is the President of Granfield, Bugbee & Masse Insurance Agency. He has been in the insurance business since 1978, first with a national insurance company before moving to the agency side. He received his B.A. from Williams College where he majored in economics. He serves on the Company’s Audit Committee, currently as Chairman, and on the Bank’s Executive Committee. Mr. Masse also serves on the Boards of the Company and the Bank’s subsidiaries. He has served on the boards of several non-profit organizations in the area including time as the president/chairman. This includes the Valley Opportunity Council, which is the largest and most diverse community action agency in the area where he has been on their board for over 20 years. Age 59. Director since 1998.

William J. Wagner  has served as the President and Chief Executive Officer of Chicopee Savings Bank since 1984 and the President and the Chairman of the Board of Chicopee Bancorp, Inc, since its formation in 2006.  Mr. Wagner also serves as the president of the Chicopee Savings Bank Charitable Foundation and as president of each of the company’s subsidiary companies. Mr. Wagner is well known in the community through his active leadership roles and participation on the boards of several civic and charitable organizations. He currently serves as a director for the following organizations: Bankers Bank Northeast, the Savings Bank Employee Retirement Association, the Center for Financial Training (chairman), the Depositors Insurance Fund of Massachusetts, the Eastern States Exposition (treasurer), the Economic Development Council of Western Massachusetts, the Westmass Area Development Corporation and is an active member for several other organizations. Mr. Wagner also served as the past chairman of the board of the Holyoke Community College and also served on the board of the Sisters of Providence Health System.  Many recognition awards have been bestowed upon Chicopee Savings Bank and/or Mr. Wagner for his leadership and direction of the Bank’s philanthropic support. He is the recipient of The Warren Group/Banker & Tradesman’s 2013 Community Bank Hero’s Award, the 2013 Chicopee Boys & Girls Club’s Prescott Founders Award, the 2010 Bishops' Catholic Schools Award from the Diocese of Springfield, the 2009 EXCEL Award from the Chicopee Council on Aging, the 2007 Paul Harris Fellowship Award from the Rotary of West Springfield, the 2006 First Annual Presidential Award from the Elms College, the 2005 Cathedral High School Distinguished Alumni Award, the 2005 Holyoke Community College Distinguished Service Award, and various non-profit humanitarian awards. Mr. Wagner is a graduate of Western New England University with a Bachelor of Business Administration degree in Accounting, cum laude. In 2003, he received an Honorary Doctorate of Law Degree from the Elms College. Age 69. Director since 1984.

Terms Expiring at the 2017 Annual Meeting of Stockholders:
William J. Giokas is the President and co-owner of Lamb Knitting Machine Corp. Mr. Giokas serves as the Clerk of the Corporation for Chicopee Savings Bank and the Lead Independent Director for Chicopee Bancorp, Inc. Mr. Giokas serves on the following committees: Executive Committee Chair, Loan Committee, Nominating and Corporate Governance Committee Chair, and the Asset/Liability Committee.  Mr. Giokas also resides on the Boards of the Company and the Bank’s subsidiaries as well as the Board of the Chicopee Savings Bank Charitable Foundation. Mr. Giokas practiced law for five years prior to joining Lamb Knitting 28 years ago. Mr. Giokas has, in the past, served as Chairman/President of the board of directors of several local area non-profit organizations.  Mr. Giokas holds a Bachelor of Science degree in mechanical engineering and a Juris Doctorate.  Mr. Giokas brings both a business and legal perspective to our Board. Age 69.  Director since 1987.

Gregg F. Orlen is the owner of Gregg Orlen Custom Homebuilders and works as an excavating contractor. Mr. Orlen serves on the following committees: Executive Committee, Loan Committee, Compensation Committee Chair and the Compliance Committee. Mr. Orlen also resides on the Boards of the Company and the Bank’s subsidiaries as well as the Board of the Chicopee Savings Bank Charitable Foundation. Mr. Orlen served on the development committee for South Hadley’s municipal golf course, The Ledges, and was responsible for the oversight of its construction phase. He remained on the golf course commission, while a resident of South Hadley. Mr. Orlen holds a Bachelor of Science in Business Management. Mr. Orlen is a well-established premier builder of residential homes within our market and brings to the Board his extensive knowledge of the local housing market. Age 66. Director since 1999.

Judith T. Tremble retired in January 2015 from her position as the Executive Vice President of Valley Communications Systems, Inc., where she was employed nearly 40 years. Valley Communications Systems, Inc., is a total communications systems business in operation since 1945 within Chicopee offering sales, service and design. Ms. Tremble currently serves on the following committees: Nominating and Corporate Governance Committee, Compliance Committee and the NonDeposit Investment Products Committee. For 15 years, Ms. Tremble served on the board of trustees of Bay Path University. She served on the board of Career Point (a non-profit workforce development agency) for 12 years and as their President for three of those years. She served as board chair for the Chicopee Chamber of Commerce for two years and continues to serve on their committees. She is a former member of the Rotary Club of Chicopee, having also served on their board for two years. Ms. Tremble has served on the boards of several other local non-profit organizations. She is a graduate of Marymount University, Virginia and Springfield College, Massachusetts. She is a licensed psychologist, retired, in the Commonwealth of Massachusetts. Ms. Tremble brings to the Board a unique perspective of the local business and educational community. Age 73. Director since 1999.

Terms Expiring at the 2018 Annual Meeting of Stockholders:

James H. Bugbee is the Vice President and Treasurer of Granfield, Bugbee & Masse Insurance Agency. Mr. Bugbee currently serves on the following committees: Loan Committee, Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Bugbee holds a Bachelor of Science degree in Business Administration from Western New England University. He served as the past President/Chairman of several local non-profit organizations, including the Chicopee Boys & Girls Club. His expertise in the insurance industry, knowledge of the community, and business contacts are a value to the Company. Age 53. Director since 1996.

Gary G. Fitzgerald is a Certified Public Accountant and a Principal and Treasurer of Downey, Sweeney, Fitzgerald & Co., P.C. a Certified Public Accounting Firm. Mr. Fitzgerald served on the Board of Corporators of the Bank from 1993 until its dissolution in 2006. He holds a Masters of Science in Taxation degree. His extensive accounting background makes him a valuable asset as a member of the Company’s Audit Committee. He has been designated by the Board as the Company’s Financial Expert. Age 49. Director since 2009.

Paul C. Picknelly is a hotel owner and operator, as well as a commercial real estate developer. Mr. Picknelly currently serves as President of Monarch Enterprises, LLC (Monarch Place Office Tower, Sheraton Springfield, and the Hilton Garden Inn Hotels in Springfield and Worcester, MA) and manages various commercial real estate properties in the local area. Mr. Picknelly currently serves on the Audit Committee and brings to the Board his unique and extensive knowledge of the local economy from a hotel management and real estate developer perspective as well having many community and political contacts. Age 55. Director since 2000.

Executive Officers Who Are Not Also Directors

Name	Principal Position

Guida R. Sajdak	Senior Vice President, Chief Financial Officer and Treasurer of Chicopee Bancorp and Senior Vice President and Treasurer of Chicopee Savings Bank

Russell J. Omer	Executive Vice President of Chicopee Bancorp and Executive Vice President, Lending of Chicopee Savings Bank

Below is information regarding our executive officers who are not also Directors. Unless otherwise stated, each executive officer has held his or her position for at least the last five years.  Ages presented are as of December 31, 2015.
Russell J. Omer has served as Executive Vice President and Chief Lending Officer of Chicopee Bancorp since December 2008, and Senior Vice President of Chicopee Bancorp since 2006, and Senior Vice President, Lending since 1998. Age 65.
Guida R. Sajdak has served as Senior Vice President, Chief Financial Officer and Treasurer of Chicopee Bancorp since 2010.  Ms. Sajdak has been employed by Chicopee Savings Bank since 1989. Prior to her most recent appointment, Ms. Sajdak held the title of Senior Vice President of Finance. Age 42.
Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure in a company’s annual proxy statement and annual report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports, no executive officer, director or 10% beneficial owner of our common stock failed to file such ownership reports on a timely basis for the year ended December 31, 2015.

Codes of Business Conduct and Ethics

Chicopee Bancorp has adopted a Code of Ethics Policy (the “Code of Ethics”) that is designed to ensure that directors and employees meet the highest standards of ethical conduct. The Code of Ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws and regulations. In addition, the Code of Ethics is designed to deter wrongdoing, avoid the appearance of conflicts of interest and promote honest and ethical conduct, full and accurate disclosure and compliance with all applicable laws and regulations.

Audit Committee
The Audit Committee consists of Messrs. Masse, Fitzgerald and Picknelly, with Mr. Masse serving as chairman. Each is an “independent” director as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. Mr. Fitzgerald has been designated as the audit committee’s financial expert.

Item 11. Executive Compensation.

Compensation Discussion and Analysis
Compensation Philosophy and Objectives

The compensation philosophy and objectives of Chicopee Bancorp, Inc. (“the Company”), begin with the premise that the success of the Company depends, in large part, on the dedication and commitment of the people we place in key operating positions and on the compensation program we provide such persons to complement our business strategy and other corporate objectives. The overall objective of our compensation program is to maximize shareholder value through the recruitment, retention and motivation of talented employees and officers (including Named Executive Officers, herein) of the Company. We recognize that the Company operates in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation elements that enable us to compare favorably with our peers as we seek to attract and retain key personnel. We assess our compensation programs annually from a market competitive perspective as well as a risk perspective and seek to use compensation practices common in the industry.

Our compensation program is based on the following four key goals:

•
Align with Stockholder Interest - As a public company, we use equity compensation as a key component of our compensation program to develop a culture of ownership among our key executives and to align their individual financial interests with the interests of our stockholders.

•
Drive Performance - We structure compensation in part on the attainment of company-wide objectives and individual performance objectives that contribute to our growth within a prudent risk tolerance. It is our belief that near term loan and deposit growth is critical to achieving future profitability. Therefore, company-wide and individual objectives are weighted toward growth and credit quality.

•
Meet Employment Competitiveness - Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the communities we serve.

•	Reflect Our Business Philosophy - Our approach to compensation reflects our values and the way we do business in the communities we serve.

This Compensation Discussion and Analysis is focused specifically on the compensation of three of the Company’s executive officers, each of whom is named in the Summary Compensation Table following this Compensation Discussion and Analysis. The three executive officers are referred to in this Compensation Discussion and Analysis as “Named Executive Officers” and consist of the following:

Name	Title
William J. Wagner	President and Chief Executive Officer
Russell J. Omer	Executive Vice President and Chief Lending Officer
Guida R. Sajdak	Senior Vice President and Chief Financial Officer

Designing our Compensation Program

Our compensation program is designed to reward the Named Executive Officers based on their experience, management responsibilities and performance levels. The creation of long-term shareholder value is highly dependent on the development and effective execution of a Board-approved sound business strategy by our Named Executive Officers. Other considerations influencing the design of our executive compensation program are:

•	experience in the financial services industry that promotes the safe and sound operation of the Company and prudent risk management;

•	sufficient experience in our markets relating to the needs of our customers, products and services;

•	individual performance and contribution in helping our entire management team achieve our long-term business strategies and control risks;

•	retention and development of incumbent executives who meet or exceed performance objectives; and

•	the compensation and employment practices of the Company’s competitors in the marketplace.

Role of the Compensation Committee and Certain Executive Officers

The Compensation Committee of the Board of Directors is composed of three independent members of the Board and operates under a written charter. The Chicopee Bancorp, Inc. Compensation Committee Charter establishes a framework for the fulfillment of the Compensation Committee’s responsibilities. Under the charter, the Compensation Committee is responsible for setting the compensation philosophy, overseeing the compensation and benefit programs and making recommendations to the full Board of Directors with respect to our compensation program related to the Named Executive Officers. The Compensation Committee reviews the charter at least annually to ensure that the scope of the charter is consistent with the Board of Directors’ expectation of the role of the Compensation Committee.

The Board relies on the Compensation Committee to develop our executive compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy. The Compensation Committee is also responsible for the administration of our compensation programs and policies, including setting the overall level of base salary, incentives, benefits and contractual total compensation for our officers. The Compensation Committee reviews the risks associated with our compensation policies and practices and regularly evaluates and approves the elements of total compensation payable to the Named Executive Officers.

The executive officers who serve as a resource to the Compensation Committee are the President and Chief Executive Officer and the Senior Vice President of Human Resources. These executives attend the Compensation Committee meetings at the invitation of the Compensation Committee. The President and Chief Executive Officer and the Senior Vice President of Human Resources make recommendations from time to time regarding the appropriate mix and level of compensation for their subordinates. Those recommendations consider the objectives and elements of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The two executives participate in Compensation Committee activities purely in an informational and advisory capacity and have no authority in the Compensation Committee’s decision-making process. The President and Chief Executive Officer and the Senior Vice President of Human Resources do not attend the portion of the Compensation Committee meetings during which their own performance is evaluated or their compensation is being determined.

Role of Compensation Consultants

The Compensation Committee engages an independent compensation consulting firm to assist in the compensation governance process for the Named Executive Officers and other officers. The consultant is retained by and reports to the Compensation Committee. In developing compensation and incentive plans for the Named Executive Officers, the Compensation Committee utilized the services of Arthur Warren Associates.

In 2015, Arthur Warren Associates reviewed the elements of executive compensation to determine, among other tasks, whether any portion of executive compensation encouraged excessive risk taking. The Compensation Committee met with the compensation consultant several times throughout the year to evaluate the trends within the industry and the consultant’s observations, analysis and recommendations. Total fees paid during the year 2015 for services performed by Arthur Warren Associates were $26,474.

Peer Group Analysis. A critical element of our compensation philosophy and a key driver of specific compensation decisions for our Compensation Committee and our management team is the comparative analysis of all of the Company’s employee compensation mix and levels relative to a peer group of publicly traded banks and mutual banks. We firmly believe that the cornerstone of our compensation program is the maintenance of competitive pay elements relative to the companies with whom we compete for talent. In 2015, our compensation peer group was selected with the assistance of our compensation consultant on the basis of several factors, including geographic location, asset size, operating characteristics and financial performance. The Compensation Committee evaluates our compensation program relative to our peers to ensure that our program is consistent with best practices in our industry. The peer group consists of 15 publicly traded banks within New England having assets ranging between $264.6 million and $ 1.5 billion. The banks included in the peer analysis are Bankwell Financial Group Inc.; Bar Harbor Bankshares; Belmont Savings Bank; Community Bancorp; Georgetown Bancorp; Hingham Institution for Savings; Lake Sunapee Bank Group; PSB Holdings Salisbury Bancorp, Inc.; SBT Bancorp, Inc.; SI Financial Group, Inc.; The First Bancorp, Inc.; Union Bankshares, Inc.; Wellesley Bancorp, Inc.; and Westfield Financial, Inc. The Compensation Committee also evaluated published compensation survey data and other relevant information provided in the 2015 Pearl Meyer & Partners Northeast Bankers Survey. Annually, we participate in a compensation survey with Pearl Meyer & Partners located in Wellesley, Massachusetts. This survey includes 100 financial institutions with operations primarily in Massachusetts with over 14,700 incumbents. Participants in the survey matched 243 positions (officer and non-officer). All data was effective as of April 1, 2015, with bonus and short-term (annual) incentive plan pay-outs based on the 2014 calendar year that may have been paid in 2015. The survey consisted of various asset-size groupings and also provided current compensation trends and observations within the market for compensation policies and practices. Compensation data for officer positions was reported by asset size as well as mutual vs. stock form of ownership and detailed short-term and long-term incentive data. The Company was able to compare compensation for its Named Executive Officers to those within our asset size range and geographic region.

When evaluating compensation for our officers, in addition to considering the relevance of the data provided in the publicly traded stock bank peer group analysis and the compensation surveys, the following is also considered:

•	our business need for certain officer level skills;

•	the contributions an officer has made or we believe will make to our success; and

•	the transferability of an officer’s managerial skills to other potential employers.

Elements of Compensation

Our compensation program for the Named Executives currently relies on four primary elements: (i) base salary; (ii) discretionary cash-based, short-term incentive compensation for certain employees not including the Named Executive Officers; (iii) discretionary long-term performance incentives in the form of stock-based compensation and long-term incentive compensation; and (iv) employee benefits to provide for appropriate and meaningful income replacement in the event of retirement, sickness, accident, death or disability. We believe we can meet the objectives of our compensation philosophy by achieving a balance among these four elements that is competitive with our industry peers and creates appropriate incentives for our management team.

Base Compensation. The base salaries of our Named Executive Officers are reviewed at least annually to assess our competitive position and make any necessary adjustments. Our goal is to maintain salary levels for our Named Executive Officers at a level consistent with base salary received by those in comparable positions at our peers. To further that goal, we obtain peer data from a variety of sources including an independent compensation consultant. We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of specific commitments we made when a specific officer was hired. Individual performance and retention risk are also considered as part of our annual assessment. See “Executive Compensation - Summary Compensation Table” in this document for the salaries paid to our Named Executive Officers in 2015.

Annual Cash-Based, Short-Term Incentive Compensation. The Company did not implement a cash-based, short-term incentive plan for the Named Executive Officers in 2015. Consequently, the Named Executive Officers did not receive a short-term, cash bonus for 2015.

Long-Term Performance Incentive Compensation. Our long-term incentive compensation program is based on the delivery of non-equity incentive compensation and equity-based compensation in accordance with the following two plans:

Non-Equity Incentive Compensation. The Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (LTIP) is intended to supplement selected key contributor compensation and to encourage participants to accomplish longer term performance objectives consistent with the Company’s business objectives. The LTIP is an annual cash-based incentive plan by which certain bonuses are awarded based on obtaining EPS and other bank performance measures determined by the Board and paid to the participant at the end of three years. Under the LTIP, our Named Executive Officers were granted phantom stock unit awards on January 1, 2016, as follows: William J. Wagner was granted 3,838.64 units; Russell J. Omer was granted 2,253.54 units and Guida R. Sajdak was granted 1,634.15 units.

Equity-Based Compensation. The Compensation Committee believes that equity-based compensation is an important element of our overall compensation philosophy that providing officers and directors with incentives linked to the performance of our common stock enables us to retain high level executives and ties the compensation of those executives to the creation of long-term value for our shareholders. The Company sponsors the 2007 Equity Incentive Plan to achieve this goal. The nature and size of the awards under our equity-based program are based on a number of factors including performance objectives, awards made to those holding comparable positions in our peer group, applicable regulatory restrictions and the tax consequences and accounting treatment of specific equity compensation techniques. In 2015, our Named Executive Officers did not receive a grant of stock options or restricted awards under the 2007 Equity Incentive Plan.

Employee Benefit Compensation. The Compensation Committee believes that the employee benefit program should be competitive and consistent with our employee needs. Moreover, our executives and employees live in the communities we serve and their welfare is important. The Compensation Committee balances employee benefit compensation to meet income replacement needs in the event of death, sickness, retirement and disability.

Allocation Among Compensation Elements

The mix of base salary, short-term, cash-based incentives, long-term incentive compensation and benefits varies depending upon the role and responsibility of the individual officer in the organization. Benefits round out the total compensation. All compensation elements are allocated to achieve the Company’s total pay philosophy of balancing risk and reward.

Risk Management. The Compensation Committee believes that any risks arising from our compensation policies and practices for all of our employees, including our Named Executive Officers, are not reasonably likely to have a material adverse effect on the Company or Chicopee Savings Bank. In addition, the Compensation Committee believes that the design and balance of the elements of our compensation program will encourage management to act in a manner that is focused on the long-term valuation of the Company and Chicopee Savings Bank. The Compensation Committee concluded that weighting the pay-mix towards long-term equity incentive compensation discourages inappropriate short-term risk taking.

The Compensation Committee regularly reviews all our incentive-based plans to ensure that controls are in place so that our employees are not presented with opportunities to take unnecessary and excessive risks that could threaten the value of the Company and Chicopee Savings Bank. With respect to the incentive compensation plans, the Compensation Committee reviews and approves the company-wide performance objectives that determine the bonus payments to be made thereunder. The performance objectives selected are customary performance metrics for financial institutions in our peer group. In addition, we have a Clawback Policy to recover certain incentive payments paid to the Company’s Named Executive Officers in the event the Compensation Committee determines that fraud, material error, gross negligence or intentional misconduct by a Named Executive Officer contributed to the Company’s restatement of its financial statements.

Shareholder Say-on-Pay. At the Company’s 2015 annual meeting, our shareholders overwhelmingly supported our “say-on-pay” proposal with 90.3% of the votes cast voting to approve the executive compensation disclosed in last year’s Proxy Statement. The Compensation Committee considers the shareholder advisory vote from the most recent annual meeting, along with commentary from proxy advisory firms that opined on the matters voted on at the meeting.

Potential Post-Termination or Change in Control Benefits

We recognize that an important consideration in our ability to attract and retain key personnel is our ability to minimize the impact on our management team of the possible disruption associated with our analysis and incorporation of strategic opportunities. Accordingly, we believe that it is in the best interest of the Company and its shareholders to provide our key personnel with reasonable financial arrangements in the event of termination of employment following a change in control or involuntary termination of employment for reasons other than cause. Each of our Named Executive Officers has an employment agreement that provides for certain benefits in the event of voluntary or involuntary termination following a change in control. In addition, the employment agreements contain provisions that provide for certain severance benefits in the event we terminate an executive’s employment for reasons other than cause.

The Company entered into change in control agreements with three officers and maintains an employee severance compensation plan for all eligible employees who do not have a change in control agreement or employment agreement. These change in control agreements and the employee severance compensation plan provides the covered employees with a severance benefit in the event their employment is terminated following a change in control.

Tax and Accounting Considerations

In consultation with our tax and accounting advisors, we evaluate the tax consequences to the Company and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.

Retirement Benefits

We offer our employees two tax-qualified retirement plans, which include a 401(k) plan and an employee stock ownership plan (ESOP).

Our primary retirement vehicle is our 401(k) plan, which enables our employees to supplement their retirement savings with voluntary contributions of deferred compensation that we match up to a specified level. We also provide an annual Safe Harbor contribution of 3% of pay.

In addition, we maintain an employee stock ownership plan (ESOP) that allows participants to accumulate a retirement benefit in Company stock funded by the employer.

Consistent with industry practice, we supplement our tax-qualified plans with nonqualified arrangements that provide benefits to certain officers who are affected by Internal Revenue Code limits applicable to tax-qualified plans. We provide our President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer with supplemental executive retirement agreements, which provide the executives with an annual retirement benefit. See “Executive Compensation - Nonqualified Deferred Compensation” in this document for a description of the Supplemental Executive Retirement Plan (SERP).

Perquisites

We provide certain officers, including the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer and the Senior Vice President and Chief Financial Officer, with limited perquisites similar to those provided to executives employed by our peers. All perquisites have a business purpose and are intended to further the officers’ abilities to promote the business purposes of the Company in our markets and to reflect competitive practices for similarly situated officers employed by our peers.

Director Compensation

Our independent Directors are compensated through a combination of retainers and meeting fees. Independent Directors also participate in our 2007 Equity Incentive Plan. Our non-independent Director, who is also an employee of the Company, does not receive additional compensation for service on the Board. The level and mix of director compensation is reviewed annually by the Compensation Committee to ensure consistency with the objectives of our overall compensation philosophy. Survey data provided by Pearl Meyer & Partners, publicly traded stock bank peer group data and Arthur Warren Associates is used for the review process to ensure our Directors are compensated fairly and comparably with our peers. See “Director Compensation” in this document for the compensation paid to our Board of Directors in 2015.

Stock Compensation Grant and Award Practices

The Compensation Committee annually considers whether to make stock option grants and/or award other forms of equity under the 2007 Equity Incentive Plan. Future grants or awards may be made based on specific circumstances such as a new hire, a contractual commitment or a change in position or responsibility. Under the 2007 Equity Incentive Plan, as approved by the Company’s shareholders in 2007, the exercise price of a stock option is the closing market price on the date of a grant. The grant date is the date the Compensation Committee approves the award in accordance with the Plan.

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material nonpublic information, including the determination of grant dates or stock option exercise prices. The Compensation Committee’s actions are reported to the Board of Directors for their support. Similarly, we have never timed the release of material nonpublic information with the purpose or intent of affecting the value of executive compensation.

Stock Ownership Requirements

While we have not adopted formal stock ownership requirements for our executive officers and Board members, Massachusetts law requires that each director own Company common stock having a fair market value of not less than $1,000. However, as a practical matter, our Named Executive Officers and Directors hold significant interests in our stock, whether accumulated through individual purchases or participation in stock compensation programs. See the “Stock Ownership” section in this document.

Compensation for the Named Executive Officers

The Compensation Committee reviews and approves base salaries for the Named Executive Officers in a manner consistent with the base salary guidelines applied to executive officers of the Company as a whole. In general, the Compensation Committee considers the Company’s financial performance, peer group financial performance and compensation survey data when making decisions regarding a Named Executive Officer’s compensation, including base salary, incentive compensation and awards made under the 2007 Equity Incentive Plan. For detailed information on the Company’s peer group, see “Role of Compensation Consultants” section of this report.

Chief Executive Officer Compensation. In determining Mr. Wagner’s compensation, the Compensation Committee conducted a performance appraisal that reviewed Mr. Wagner’s financial, strategic and operational achievements. The Compensation Committee, as well as the full Board of Directors, determined that the Company outperformed many of its strategic objectives during the past year under the leadership of CEO Wagner and increased Mr. Wagner’s base compensation by 6% to $460,000 for 2016. On December 16, 2015, the Company's Board of Directors extended Mr. Wagner's employment agreement for an additional year so that the term of the agreement remains three years.

Other Named Executive Officers. The Compensation Committee increased base compensation for the other Named Executive Officers for 2016 as follows: Russell J. Omer by 5.3% to $270,000 and Guida R. Sajdak by 5.4% to $196,000. In addition, on September 24, 2015, the Company’s Board of Directors approved a three-year employment agreement for Guida R.

Sajdak, and on October 28, 2015, the employment agreement was accepted by Ms. Sajdak. On December 16, 2015, the Company’s Board of Directors extended Mr. Omer’s employment agreement for an additional year so that the term of the agreement remains three years.

The Compensation Committee believes that the compensation for the Named Executive Officers is consistent with our compensation philosophy as described above.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee has reviewed and discussed the section of this annual report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this annual report.
The Compensation Committee
Gregg F. Orlen, Chairman
James H. Bugbee
James P. Lynch

Executive Compensation
Summary Compensation Table

The table below provides the total compensation paid to, or earned by, the Chairman, President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and the Executive Vice President and Chief Lending Officer, for the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary($)	Option Awards(1)	All Other Compensation ($)(2)	Total ($)

William J. Wagner	2015	433,911	-	51,276	485,267
Chairman, President and Chief Executive Officer	2014	441,865	-	45,296	487,161
	2013	409,425	107,700	46,412	563,537

Guida R. Sajdak	2015	186,000	-	16,884	202,884
Senior Vice President and Chief Financial Officer	2014	179,096	-	15,406	194,502
	2013	161,000	53,850	14,319	229,169

Russell J. Omer	2015	256,000	-	37,047	293,547
Executive Vice President and Chief Lending Officer	2014	248,933	-	99,131	348,064
	2013	230,500	35,900	94,026	360,426

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information on the assumptions used in the valuation of the options, see Note 17 to the Notes to the Financial Statements contained in the Company’s Annual Report on Form 10-K.

(2)
Amounts shown for 2015 include, but are not limited to: (i) employee stock ownership plan allocations of $11,988, $8,460 and $11,988 respectively, for the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Executive Vice President and Chief Lending Officer; (ii) supplemental executive retirement plan contributions of $8,394 and $354, respectively, for the President and Chief Executive Officer and Executive Vice President and Chief Lending Officer; (iii) 401(k) Plan contributions of $10,600, $7,376 and $10,069, respectively, for the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Executive Vice President and Chief Lending Officer; (iv) life insurance premiums of $7,498, $1,048 and $3,381, respectively, for the for the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Executive Vice President and Chief Lending Officer; (v) country club dues of $6,500 and $6,500, respectively, for the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer; and (vi) automobile benefit of $6,296 and $4,755, respectively, for the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer.

Employment Agreements
The Company and the Bank each maintain three-year employment agreements with the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer, and the Bank maintains an employment agreement with the Senior Vice President and Chief Financial Officer. The Company and Bank employment agreements may be renewed on an annual basis for an additional year beyond the then current expiration date in connection with each executive’s performance review by the Board of Directors of the Bank. The current base salaries under the employment agreements for the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer, and the Senior Vice President and Chief Financial Officer are $460,000, $270,000 and $196,000, respectively. Each executive’s salary is reviewed at least annually. In addition to base salary, the employment agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The employment agreements also provide the executives with certain payments and benefits upon termination of service. See “Potential Post-Termination or Change in Control Benefits.”
The Bank or the Company (as applicable) will pay all reasonable costs and legal fees paid or incurred by the executive in any dispute or question of interpretation relating to their employment agreements if the executives are successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that the Bank or the Company (as applicable) will indemnify the executive to the fullest extent legally allowable and subject the executives to a one year non-compete in the event their employment is terminated for reasons other than a change in control or cause.

Grants of Plan-Based Awards
    Plan-Based Awards. The following table sets forth for the year ended December 31, 2015, certain information as to grants of plan-based awards for the Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS FOR THE YEAR ENDED DECEMBER 31, 2015

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold($)	Target($)	Maximum($)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

William J. Wagner	-	-	-	-	-	-	-

Russell J. Omer	-	-	-	-	-	-	-

Guida R. Sajdak	-	-	-	-	-	-	-

During the year ended December 31, 2015, the Compensation Committee did not grant any restricted stock, stock options or phantom stock units to the Company’s named executive officers.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning unexercised options and stock awards that had not vested as of December 31, 2015, for each Named Executive Officer.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
William J. Wagner	133,908	-	14.29	07/26/2017	-	-
	12,000	8,000	14.21	01/25/2022	-	-
	12,000	18,000	16.55	01/22/2023	-	-

Guida R. Sajdak	15,000	-	14.29	07/26/2017	-	-
	3,000	-	12.41	12/10/2019	-	-
	2,400	600	14.10	02/03/2021	-	-
	3,600	2,400	14.21	01/25/2022	-	-
	6,000	9,000	16.55	01/22/2023	-	-

Russell J. Omer	66,954	-	14.29	07/26/2017	-	-
	6,000	4,000	14.21	01/25/2022	-	-
	4,000	6,000	16.55	01/22/2023	-	-

(1)	All stock options vest at a rate of 20% per year, beginning on the first anniversary of the date of grant.

Option Exercises and Stock Vested
During the year ended December 31, 2015, the Named Executive Officers did not exercise any stock options and did not vest in any restricted stock awards.
Executive Supplemental Retirement Income Agreements. The Bank maintains an individual executive supplemental retirement income agreement with the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer. The benefits under the agreements are fully funded from past Bank contributions, and accordingly, the Bank no longer makes any contributions under the agreements. Benefits may be distributed from the trust upon retirement, death or termination of service. See “Potential Post-Termination or Change in Control Benefits.”
Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan.  The Company implemented the Chicopee Bancorp, Inc. 2012 Phantom Stock Unit Award and Long-Term Incentive Plan (the “Plan”), effective as of January 1, 2012, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders.  The Plan is intended to provide benefits to the Named Executive Officers and other executive officers of the Company or any subsidiary selected by the Committee.   The Plan is administered by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 150,000 phantom stock units are available for awards under the Plan.  A phantom stock unit represents the right to receive a cash payment on the date the award vests (also referred to as the determination date) equal to the book value of a share of the Company’s common stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The settlement of a phantom stock unit on the determination date will be in cash, subject to applicable tax withholding.  Unless the Committee determines otherwise, the required period of service for full vesting will be three years, subject to acceleration of vesting in the event of the participant’s death, disability, retirement, involuntary termination without cause or the occurrence of a change in control, unless determined otherwise by the Committee.  In the event of separation of service (as defined in the Plan) for any reason other than disability, death, retirement or termination without cause, phantom stock units will be forfeited.  In the event of termination for cause, the phantom stock units granted to a participant will expire and be forfeited.  Upon separation of service due to disability, death, retirement or involuntary termination without cause, including resignation for “good reason” (as defined in the Plan), all phantom stock units will become fully vested and payment of the cash value of the phantom stock units will be made no later than 75 days after the participant’s separation of service.  In the event of a change in control, (i) the phantom stock units held by a participant will be deemed to have been fully earned, (ii) the cash value of outstanding awards will be paid no later than 10 days after the change in control, (iii) any performance measure attached to an award will be deemed satisfied as of the date of the change in control, and (iv) the cash value of the phantom stock unit will be determined by multiplying the book value of a share of Company common stock by the price-to-book value multiple of a share of the Company stock, where the price reflects the merger consideration per share.
No awards under the Plan were made in calendar year 2015.
Nonqualified Deferred Compensation
Supplemental Executive Retirement Plan. The Bank maintains the Chicopee Savings Bank Supplemental Executive Retirement Plan, a non-tax-qualified defined contribution retirement plan, for the purpose of providing restorative payments to executives designated by the Board of Directors who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula and the full matching contribution under the 401(k) Plan. The President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer are currently the only participants in the plan (see table below). The restorative payments under the plan consist of payments in lieu of shares that cannot be allocated to the participant’s account under the employee stock ownership plan and payments for employer matching contributions that cannot be allocated under the 401(k) Plan due to the legal limitations imposed on tax-qualified plans. In addition to providing for benefits lost under the employee stock ownership plan and 401(k) Plan as a result of limitations imposed by the Internal Revenue Code, the supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control (as defined in the plan) before the complete scheduled repayment of the employee stock ownership plan loan. See “Potential Post-Termination or Change in Control Benefits.”
The following table provides information for the nonqualified deferred compensation plan in which the Named Executive Officers participated in 2015.

Name	Plan Name	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in 2015 ($)	Aggregate Balance at Last Fiscal Year End ($)

William J. Wagner	Supplemental Executive Retirement Plan	8,394	-	301,892

Russell J. Omer	Supplemental Executive Retirement Plan	354	-	36,831
Potential Post-Termination or Change in Control Benefits
Payments Made Upon Termination for Cause. If the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer or the Senior Vice President and Chief Financial Officer is terminated for cause, the applicable executive will receive his base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided.
Pursuant to the terms of the executive supplemental income agreements, the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer will not receive any additional employer contributions under these agreements.
All unvested stock awards and unvested or unexercised stock options granted under the 2007 Equity Incentive Plan will be forfeited in the event of termination for cause.

Payments Made Upon Voluntary Termination and Termination without Cause or for Good Reason. If the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer, or the Senior Vice President and Chief Financial Officer, respectively, voluntarily terminates employment under circumstances that would not constitute good reason (as defined in the applicable executive’s employment agreement), the applicable executive would be entitled to receive his or her compensation and vested rights and benefits up to the date of his termination. If the Company or the Bank chooses to terminate the executive’s employment for reasons other than for cause, or if the executive resigns from the Company or the Bank under specified circumstances that would constitute constructive termination, the applicable executive (or, upon his death, his beneficiary) would be entitled to receive a lump sum severance payment equal to the executive's base salary due for the remaining term of the employment agreement and the contributions that would have been made on the executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of his employment agreement. In addition, the applicable executive would also be entitled to continued life, health and dental coverage for the remaining term of the employment agreements. Upon termination of the executive’s employment under these circumstances, the executive must adhere to a one-year, non-competition restriction.
All unvested stock awards and unvested or unexercised stock options granted under the 2007 Equity Incentive Plan will be forfeited upon voluntary termination and termination without cause or good reason.
Payments Made Upon Disability. If the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer or the Senior Vice President and Chief Financial Officer becomes disabled, resulting in the executive’s termination of employment, the employment agreements provide for a disability benefit equal to 100% of the executive’s bi-weekly rate of base salary as of the executive’s termination date. The executives’ disability payments will be reduced by any disability benefits paid to the executives under any policy or program maintained by the Bank and/or the Company. Disability benefits cease upon the earlier of: (1) the date an executive returns to full-time employment; (2) the executive’s death; (3) the executive’s attainment of age 65; or (4) the expiration of the executive’s employment agreement.
Upon termination due to disability, outstanding stock options granted pursuant to our 2007 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of termination due to disability or the expiration date of the stock options. Restricted stock awards granted to these executives under the plan automatically vest upon termination due to disability.
See also discussion above in “-Payments Made Upon Voluntary Termination and Termination Without Cause or for Good Reason” for a discussion of payments made upon disability under the executive supplemental income agreements and the supplemental executive retirement plan.
Payments Made Upon Death. Under the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer and the Senior Vice President and Chief Financial Officer’s employment agreements, the executive’s estate is entitled to receive compensation due to the executive through the last day of the calendar month in which his or her death occurred.
Upon termination due to death, outstanding stock options granted pursuant to our 2007 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of death or the expiration date of the stock options. Restricted stock awards granted to these executives under the plan automatically vest upon death.
Retirement. Under the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer and the Senior Vice President and Chief Financial Officer’s employment agreements, the executive will receive the compensation due to him or her through his or her retirement date.
Payments Made Upon Termination Following a Change in Control. The employment agreements for the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer and the Senior Vice President and Chief Financial Officer provide the executive with severance benefits, if within two years following a change in control of the Bank or the Company, the executive terminates employment for good reason (as defined in the agreements) or if the Bank, Company or its successor terminates the executives employment for reasons other than cause following a change in control. For the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer, the severance benefit would be equal to three times the average of the executive’s annual compensation for the five preceding taxable years (the “base amount”), plus the value of the benefits the executives would have received under the Bank’s retirement plans for 36 months and for the Senior Vice President and Chief Financial Officer, the severance benefit would be equal to three times her total compensation (total compensation is generally the greater of the total compensation earned in the calendar year immediately preceding the year of termination or the total compensation earned in the calendar year immediately preceding the year of the change in control) . Continued life, health and dental coverage would also be provided to the executive for 36 months following their termination of employment. Under the terms of the Company’s employment agreement for the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer, the executive would also be entitled to receive additional tax indemnification payments if the payments and benefits under their employment agreements or any other payments triggered liability under the Internal Revenue Code of 1986, as amended, as an excise tax constituting “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times an executive's base amount. The excise tax equals 20% of the amount of the payment in excess of one times the executive's base amount. Under the terms of the Bank's employment agreement for the Senior Vice President and Chief Financial Officer, the amount of change in control related severance will be reduced to the minimum extent necessary to ensure that the amount payable is fully deductible under Section 280G of the Internal Revenue Code of 1986, as amended.
Under the terms of our employee stock ownership plan, upon a change in control (as defined in the plan), the plan will terminate and the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of our stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of our stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by us on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Unlike the payments made under the employment agreements, change in control agreement, and non-qualified defined compensation arrangements, payments under our employee stock ownership plan are not categorized as parachute payments and therefore not subject to each executive’s 280G Limit.
We maintain a supplemental executive retirement plan that provides the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer with a cash payment in the event of a change in control equal to the benefit the executive would have received under our employee stock ownership plan, had the executive remained employed throughout the term of the loan, less the benefits actually provided under the employee stock ownership plan on the executive’s behalf. All benefits credited to the President and Chief Executive Officer and the Executive Vice President and Chief Lending Officer under the supplemental executive retirement plan are nonforfeitable under the plan and therefore will be distributed to the executive upon termination of employment for any reason.
In the event of a change in control of the Company or the Bank, outstanding stock options granted pursuant to our 2007 Equity Incentive Plan automatically vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to executives under the plan also vest in full upon a change in control. The value of the accelerated options and restricted stock grants count towards each executive’s 280G Limit.
The amount of compensation payable to each Named Executive Officer upon termination for cause, termination without cause, change in control with termination of employment, disability and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2015, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in the Bank’s tax-qualified retirement plans or executive account balances in the supplemental income agreements to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and awards are based upon the closing price of the Company’s common stock on December 31, 2015, of $17.34 per share. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Chicopee Bancorp. For a description of the estimated severance payments as shown in the tables below, please see the explanations provided above in this section.
The following table provides the amount of compensation payable to the President and Chief Executive Officer for each of the situations listed below.

	Payments Due Upon
Payment and Benefit	Termination For Cause	Termination Without Cause or for Good Reason	Change in Control With Termination of Employment	Disability	Retirement	Death
Employment Agreement	$ -	$ 1,547,930(1)	$ 3,364,469(2)	$ -	$ -	$ -
SERP	-	-	167,655	-	-	-
2007 Equity Incentive Plan	-	-	29,900	29,900	-	29,900
LTIP(3)	-	76,765	76,765	76,765	-	76,765

(1)	This amount includes the employer’s cost for continued health and other insurance coverage.

(2)
This amount includes the employer’s cost for continued health and other insurance coverage. In addition, this amount includes a tax indemnification payment of $1,018,424 pursuant to the terms of his employment agreement and Section 280G of the Internal Revenue Code of 1986, as amended.

(3)
The LTIP provides for accelerated vesting and a lump sum payment in the event of death, disability, involuntary termination without cause or the occurrence of a change in control. The amount shown reflects the estimated value as of December 31, 2015.

The following table provides the amount of compensation payable to the Executive Vice President and Chief Lending Officer for each of the situations listed below.

	Payments Due Upon
Payment and Benefit	Termination For Cause	Termination Without Cause or for Good Reason	Change in Control With Termination of Employment	Disability	Retirement	Death
Employment Agreement	$ -	$ 809,782(1)	$ 2,210,292(2)	$ -	$ -	$ -
SERP	-	-	201,572	-	-	-
2007 Equity Incentive Plan	-	-	17,260	17,260	-	17,260
LTIP(3)	-	48,137	48,137	48,137	-	48,137

(1)	This amount includes the employer’s cost for continued health and other insurance coverage.

(2)
This amount includes the employer’s cost for continued health and other insurance coverage. In addition, this amount includes a tax indemnification payment of $623,178 pursuant to the terms of his employment agreement and Section 280G of the Internal Revenue Code of 1986, as amended.

(3)
The LTIP provides for accelerated vesting and a lump sum payment in the event of death, disability, involuntary termination without cause or the occurrence of a change in control. The amount shown reflects the estimated value as of December 31, 2015.

The following table provides the amount of compensation payable to the Senior Vice President and Chief Financial Officer for each of the situations listed below.

	Payments Due Upon
Payment and Benefit	Termination For Cause	Termination Without Cause or for Good Reason	Change in Control With Termination of Employment	Disability	Retirement	Death
Employment Agreement	$ -	$ 608,588(1)	$ 361,986(2)	$ 2,888,972(3)	$ -	$ -
2007 Equity Incentive Plan	-	-	16,566	16,566	-	16,566
LTIP(4)	-	36,829	36,829	36,829	-	36,829

(1)	This amount includes the employer’s cost for continued health and other insurance coverage.

(2)
This amount includes the employer’s cost for continued health and other insurance coverage. In addition, this amount reflects a reduction in severance payable pursuant to the terms of her agreement to avoid tax liability under Section 280G of the Internal Revenue Code of 1986, as amended.

(3)	Benefit based on Bank disability insurance plan that provides a benefit of 66 2/3% of compensation until normal retirement age. Benefit will be paid over 23 years.

(4)
The LTIP provides for accelerated vesting and a lump sum payment in the event of death, disability, involuntary termination without cause or the occurrence of a change in control. The amount shown reflects the estimated value as of December 31, 2015.

Director Compensation
The following table provides the compensation received by individuals who served as non-employee directors of the Company and the Bank during the 2015 fiscal year.

Name	Fees Earned or Paid in Cash	Stock Award (1)	Option Awards (1)	Total
Thomas J. Bardon(2)	$ 6,825	-	-	$ 6,825
James H. Bugbee	15,633	-	-	15,633
Gary G. Fitzgerald	20,050	-	-	20,050
William J. Giokas	32,100	-	-	32,100
James P. Lynch	22,700	-	-	22,700
William D. Masse	21,400	-	-	21,400
Gregg F. Orlen	23,000	-	-	23,000
Paul C. Picknelly	20,050	-	-	20,050
Judith T. Tremble	9,150	-	-	9,150

(1)
At December 31, 2015, 400 shares of unvested restricted stock were held in trust for Mr. Fitzgerald, which fully vested on March 10, 2016. At December 31, 2015, options to purchase 11,600 shares of common stock were held by each director listed above, except that Mr. Fitzgerald held no options.

(2) Mr. Bardon retired from the Board of Directors on the date of the 2015 annual meeting of stockholders.

Cash Retainers and Fees for Non-Employee Directors. Each non-employee director of Chicopee Bancorp receives a $3,000 annual retainer. In addition, each member of the Audit Committee receives a $13,000 annual retainer, paid quarterly.
Each non-employee director of the Bank receives $450 per meeting of the Bank’s Board of Directors attended. In addition, each member of the Bank’s Executive Committee receives $450 per meeting; each member of the Bank’s Loan Committee receives $10,800, paid in quarterly installments of $2,700; members of other committees of the Boards of Directors of Chicopee Bancorp and the Bank receive $300 per meeting attended. Director Giokas receives $400 per Board meeting of the Bank attended, in addition to the fees paid to directors, for service as Clerk of the Bank. Director Giokas also receives an annual retainer of $4,000 as the Lead Director of Chicopee Bancorp. (See “Director Compensation” under Compensation Discussion and Analysis for further information.)

Director Emeritus Program. Chicopee Bancorp maintains a director emeritus program for retired directors. A director emeritus must represent and promote the interests of Chicopee Bancorp and its affiliates and refrain from business that competes with the business of Chicopee Bancorp and its affiliates. Under the program, all duly elected directors of Chicopee Bancorp who have served at least nine years as a director of Chicopee Savings Bank or Chicopee Bancorp are eligible to be appointed as a director emeritus. The current directors emeriti are Thomas Bardon, Arthur DuBois, Louis Dupuis, Douglas K. Engebretson, Edward Fitzgerald, Francine Jasinski Hayward, Edmund Mekal, John Moylan, W. Guy Ormsby, Barry Soden and Edwin Sowa.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Security Ownership of Certain Beneficial Owners

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

Chicopee Savings Bank Employee Stock Ownership Plan 70 Center Street Chicopee, Massachusetts 01013	530,522(1)	10.2%

MHC Mutual Conversion Fund, L.P. Clover Partners, L.P. Clover Investments, L.L.C. Michael C. Mewhinney 100 Crescent Court, Suite 575 Dallas, Texas 75201	488,706(2)	9.4%
Chicopee Savings Bank Charitable Foundation 70 Center Street Chicopee, Massachusetts 01013	394,964(3)	7.6%
Amica Mutual Insurance Company 100 Amica Way Lincoln, Rhode Island 02865	383,691(4)	7.3%

(1)
Includes 232,947 shares that have been allocated to participants’ accounts as of April 20, 2016. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants.

(2)	Based on information contained in a Schedule 13F filed with the U.S. Securities and Exchange Commission dated February 12, 2016.

(3)
The Foundation’s gift instrument requires that all shares of common stock held by the Foundation must be voted in the same ratio as all other shares of Company common stock on all proposals considered by stockholders of the Company. The number of shares indicated is as of April 20, 2016.

(4)	Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission dated February 11, 2016.

Security Ownership of Management
The following table provides information as of April 20, 2016, about the shares of Company common stock that may be considered to be beneficially owned by each director or nominee for director of the Company, by the executive officers named in the Summary Compensation Table and by all directors, nominees for director and executive officers of the Company as a group. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned(1)	Percent of Common Stock Outstanding(2)

James H. Bugbee (3)	17,786	*
Gary G. Fitzgerald	2,300	*
William J. Giokas (4)	21,236	*
James P. Lynch (5)	16,036	*
William D. Masse	25,736	*
Russell J. Omer	117,224	2.2%
Gregg F. Orlen (6)	30,736	*
Paul C. Picknelly	35,736	*
Guida R. Sajdak (7)	46,225	*
Judith T. Tremble	18,236	*
William J. Wagner (8)	263,427	5.0%

All Executive Officers, Directors and Director Nominees, as a Group (11 persons)	594,678	11.4%

* Represents less than 1% of the Company’s outstanding shares.

(1)
Amounts shown for each non-employee director other than Mr. Fitzgerald include 11,600 shares that can be acquired pursuant to stock options within 60 days of April 20, 2016. In addition, for each executive officer listed, amounts include the following table. Executives have voting but not investment power with respect to shares of restricted stock, shares allocated under the ESOP and shares credited under the SERP. Executives have investment but not voting power with respect to shares credited under the SBERA 401(k) Plan.

Name	Shares of Restricted Stock	Shares Allocated Under ESOP (held in trust)	Shares Credited Under SERP (held in trust)	Shares Credited Under SBERA 401(k) Plan (held in trust)	Stock Options Exercisable within 60 Days

Russell J. Omer	-	12,781	1,961	10,069	80,954
Guida R. Sajdak	-	7,027	-	3,098	34,800
William J. Wagner	-	12,822	16,996	14,671	167,908

(2)	Based on 5,222,339 shares of Company common stock outstanding and entitled to vote as of April 20, 2016.

(3)	Includes 350 shares held by each of Mr. Bugbee’s three children and 1,000 shares held in his individual retirement account.

(4)	Includes 1,000 shares held in an individual retirement account of Mr. Giokas’ spouse; 500 shares held by Mr. Giokas’ son; and 4,000 shares held in Mr. Giokas’ individual retirement account.

(5)	Mr. Lynch holds 4,436 shares jointly with his spouse.

(6)	Includes 10,000 shares held in Mr. Orlen’s individual retirement account.

(7)	Includes 200 shares owned by Ms. Sajdak’s son.

(8)
Includes 6,450 shares held in Mr. Wagner’s individual retirement account, 100 shares held in an individual retirement account of Mr. Wagner’s spouse, and 570 and 590 shares held by Mr. Wagner’s two daughters, respectively.

Changes in Control

In connection with the Merger Agreement, the directors and certain executive officers have agreed to vote in favor of the Merger Agreement at the Chicopee Bancorp special meeting. Chicopee Bancorp, Inc. knows of no other arrangements, including any pledge by any person of securities of Chicopee Bancorp, the operation of which may at a subsequent date result in a change in control of Chicopee Bancorp.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information, as of December 31, 2015, about Chicopee Bancorp common stock that may be issued upon exercise of options under stock-based benefit plans maintained by Chicopee Bancorp, as well as the number of securities available for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	646,498	$14.55	52,374
Equity compensation plans not approved by security holders	-	N/A	-
Total	646,498	$14.55	52,374

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence and Leadership Structure

All of the directors are independent as defined by the rules of The NASDAQ Stock Market, except for Mr. Wagner, who is the President and Chief Executive Officer of the Company. In determining director independence, the Board of Directors considered transactions, relationships and arrangements between the Company and its directors, including relationships that are not required to be disclosed in this Form 10-K, including the commercial services provided to the Company by businesses operated by Mr. Bugbee and Mr. Masse. The Board has determined that the amounts paid by the Company for such services were not material.

The Board of Directors currently combines the position of Chairman of the Board with the position of Chief Executive Officer, coupled with a lead independent director position to further strengthen the Company’s corporate governance structure. Mr. William J. Giokas serves as our lead independent director. The Board of Directors believes this provides an efficient and effective leadership model for the Company. Combining the Chairman of the Board and Chief Executive Officer positions fosters clear accountability, effective decision-making, and alignment on corporate strategy. The Board of Directors believes its administration of its risk oversight function is enhanced by the Board’s leadership structure. To assure effective independent oversight, the Board has adopted a number of governance practices, including holding executive sessions of the independent directors after Board meetings, as needed, and the Board of Directors completes an annual assessment of the Chairman and the Compensation Committee conducts performance evaluations of the Chairman of the Board and Chief Executive Officer.

Transactions with Directors and Management

Loans or Extensions of Credit. A number of the Company’s directors and their associates are customers of the Bank. All extensions of credit made to them are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and do not involve more than normal risk of collectability or present other unfavorable features. None of such credits are past due or are classified as non-accrual, restructured or potential problem loans.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2015, and December 31, 2014, by Berry Dunn McNeil & Parker, LLC:

	2015	2014

Audit Fees	$ 207,310	$ 228,378
Audit-Related Fees (1)	18,773	18,548
Tax Fees	-	-
All Other Fees	-	-

(1)	For 2015 and 2014, audit-related fees include agreed-upon attestation services related to the Company’s employee benefit plan and audit of the Company’s Employee Stock Ownership Plan.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2015, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

Item 15.  Exhibits

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

Chicopee Bancorp, Inc.

By:	/s/ William J. Wagner	April 29, 2016
William J. Wagner
Chairman of the Board, President and Chief Executive Officer