Form 10-Q
period 2016-03-31
CHICOPEE BANCORP, INC.
filed 2016-05-10
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
Yes [   ]    No [X]

As of May 3, 2016, there were 5,222,339 shares of the Registrant’s Common Stock outstanding.

1

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$10,560	$9,975
Federal funds sold	5,440	4,613
Interest-bearing deposits with the Federal Reserve Bank of Boston	22,855	13,641
Total cash and cash equivalents	38,855	28,229

Securities available-for-sale, at fair value	423	426
Securities held-to-maturity, at cost (fair value of $31,993 at March 31, 2016 and $32,935 at December 31, 2015)	31,908	32,229
Federal Home Loan Bank stock, at cost	4,225	4,764
Loans, net of allowance for loan losses of $5,684 at March 31, 2016 and $5,615 at December 31, 2015	585,006	580,959
Loans held for sale	219	296
Other real estate owned	1,144	1,435
Mortgage servicing rights	179	192
Bank owned life insurance	14,966	14,881
Premises and equipment, net	8,445	8,509
Accrued interest and dividends receivable	1,710	1,668
Deferred income tax asset	3,781	3,780
Other assets	1,381	1,206
Total assets	$692,242	$678,574

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$115,357	$102,424
NOW accounts	47,329	45,228
Savings accounts	54,355	52,359
Money market deposit accounts	116,414	116,226
Certificates of deposit	194,626	190,872
Total deposits	528,081	507,109

Federal Home Loan Bank of Boston advances	73,645	81,330
Accrued expenses and other liabilities	689	861
Total liabilities	602,415	589,300

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,222,339 and 5,210,739 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	72,479	72,479
Treasury stock, at cost (2,217,029 and 2,228,629 shares at March 31, 2016 and December 31, 2015, respectively)	(30,169)	(30,327)
Additional paid-in-capital	4,204	4,111
Unearned compensation (restricted stock awards)	—	(1)
Unearned compensation (Employee Stock Ownership Plan)	(2,902)	(2,976)
Retained earnings	46,180	45,951
Accumulated other comprehensive income	35	37
Total stockholders' equity	89,827	89,274
Total liabilities and stockholders' equity	$692,242	$678,574

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income:
Loans, including fees	$6,053	$5,604
Interest and dividends on securities	388	376
Interest on other interest-earning assets	32	19
Total interest and dividend income	6,473	5,999

Interest expense:
Deposits	727	713
Federal Home Loan Bank of Boston advances	306	263
Total interest expense	1,033	976

Net interest income	5,440	5,023
Provision for loan losses	55	400
Net interest income, after provision for loan losses	5,385	4,623

Non-interest income:
Service charges, fees and commissions	589	515
Net loan sales and servicing	75	39
Net gain on sale of other real estate owned	1	—
Other real estate owned writedowns	(104)	—
Increase in cash surrender value of bank owned life insurance	85	88
Total non-interest income	646	642

Non-interest expenses:
Salaries and employee benefits	2,708	2,535
Occupancy expenses	420	475
Furniture and equipment	153	181
FDIC insurance and assessment	107	123
Data processing services	398	366
Professional fees	211	178
Advertising expense	160	145
Stationery, supplies and postage	87	75
Foreclosure expense	85	159
Other non-interest expense	714	633
Total non-interest expenses	5,043	4,870

Income before income taxes	988	395
Income tax expense	290	82
Net income	$698	$313

Earnings per share:
Basic	$0.14	$0.06
Diluted	$0.14	$0.06

Adjusted weighted average shares outstanding:
Basic	4,915,028	4,942,636
Diluted	5,027,846	5,012,777

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$698	$313

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on available-for-sale securities	(3)	(15)
Tax effect	1	6
Total other comprehensive loss, net of tax	(2)	(9)
Total comprehensive income	$696	$304

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2016 and 2015
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	$72,479	$(29,119)	$3,595	$(7)	$(3,273)	$44,430	$29	$88,134

Comprehensive income:
Net income	—	—	—	—	—	313	—	313
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $6)	—	—	—	—	—	—	(9)	(9)
Total comprehensive income								304
Stock option expense	—	—	22	—	—	—	—	22
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	48	—	75	—	—	123
Cash dividends declared ($0.07 per share)	—	—	—	—	—	(369)	—	(369)
Balance at March 31, 2015	$72,479	$(29,119)	$3,665	$(6)	$(3,198)	$44,374	$20	$88,215

Balance at December 31, 2015	$72,479	$(30,327)	$4,111	$(1)	$(2,976)	$45,951	$37	$89,274

Comprehensive income:
Net income	—	—	—	—	—	698	—	698
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $1)	—	—	—	—	—	—	(2)	(2)
Total comprehensive income								696
Stock option expense	—	—	26	—	—	—	—	26
Stock options exercised (11,600 shares)	—	158	8	—	—	—	—	166
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	59	—	74	—	—	133
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(469)	—	(469)
Balance at March 31, 2016	$72,479	$(30,169)	$4,204	$—	$(2,902)	$46,180	$35	$89,827
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:	(In Thousands)
Net income	$698	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171	183
Loss on disposal of premises and equipment	12	—
Provision for loan losses	55	400
Increase in cash surrender value of bank owned life insurance	(85)	(88)
Change in mortgage servicing rights	13	27
Net loss on other real estate owned	103	—
Loans originated for sale	(1,565)	(552)
Proceeds from loan sales	1,670	339
Realized gains on sales of mortgage loans	(28)	(5)
(Increase) decrease in other assets	(175)	27
Increase in accrued interest and dividends receivable	(42)	(60)
Decrease in other liabilities	(172)	(117)
Change in unearned compensation	134	124
Stock option expense	26	22
Net cash provided by operating activities	815	613

Cash flows from investing activities:
Purchase of premises and equipment	(119)	(105)
Loan originations, net of principal payments	(4,102)	(20,970)
Proceeds from sales of other real estate owned	188	185
Proceeds from principal paydowns of held-to-maturity securities	321	323
Redemption (purchase) of Federal Home Loan Bank stock	539	(377)
Net cash used by investing activities	(3,173)	(20,944)

Cash flows from financing activities:
Net increase in deposits	20,972	5,149
Proceeds from long-term FHLB advances	—	23,500
Repayments of long-term FHLB advances	(7,685)	(7,002)
Cash dividends paid on common stock	(469)	(369)
Stock options exercised	166	—
Net cash provided by financing activities	12,984	21,278

Net increase in cash and cash equivalents	10,626	947

Cash and cash equivalents at beginning of period	28,229	49,769

Cash and cash equivalents at end of period	$38,855	$50,716

Supplemental cash flow information:
Interest paid on deposits	$727	$713
Interest paid on borrowings	316	246
Income taxes paid	8	4

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2016 and 2015

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of March 31, 2016 and for the periods ended March 31, 2016 and 2015 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2016 are not necessarily indicative of the operating results for a full year.

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

Earnings per share have been computed based on the following:

	Three Months Ended
	March 31,
($ in thousands, except share data )	2016	2015
Net income	$698	$313

Average number of shares issued	7,439,368	7,439,368
Less: average number of treasury shares	(2,226,462)	(2,168,698)
Less: average number of unallocated ESOP shares	(297,575)	(327,332)
Less: average number of outstanding restricted stock awards	(303)	(702)

Adjusted weighted average number of common shares outstanding	4,915,028	4,942,636
Plus: dilutive outstanding restricted stock awards	273	336
Plus: dilutive outstanding stock options	112,545	69,805
Weighted average number of diluted shares outstanding	5,027,846	5,012,777

Net income per share:
Basic-common stock	$0.14	$0.06
Basic-unvested share-based payment awards	$0.14	$0.06

Diluted-common stock	$0.14	$0.06
Diluted-unvested share-based payment awards	$0.14	$0.06

There were 73,000 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2016 because the effect was anti-dilutive. There were 92,000 stock options that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2015 because the effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the three month periods ended March 31, 2016 or 2015.

A summary of options under the Plan as of March 31, 2016, and changes during the three months ended March 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2015	646,098	$14.55	2.79	$1,800
Exercised	(11,600)	14.29	1.32	43
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2016	634,498	$14.56	2.56	$1,955
Exercisable at March 31, 2016	588,897	$14.45	2.25	$1,880
Exercisable at March 31, 2015	572,897	$14.39	3.00	$1,408

The weighted-average grant-date fair value of the options outstanding and exercisable at March 31, 2016 was $3.81 and $3.83, respectively. For the three months ended March 31, 2016, share based compensation expense applicable to options granted under the Plan was $26,000. For the three months ended March 31, 2015, share based compensation expense applicable to options granted under the Plan was $22,000. As of March 31, 2016, unrecognized stock-based compensation expense related to non-vested options amounted to $135,000. This amount is expected to be recognized over a period of 1.52 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $1,000 for each of the three month periods ended March 31, 2016 and 2015. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the three months ended March 31, 2016 and 2015. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of March 31, 2016, there was no unrecognized stock-based compensation expense related to non-vested restricted stock awards.

A summary of the status of the Company’s stock awards as of March 31, 2016, and changes during the three months ended March 31, 2016, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2015	400	$14.08
Vested	400	14.08
Outstanding at March 31, 2016	—	$—

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

A total of 150,000 phantom stock units are available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the three months ended March 31, 2016 and 2015, was $41,000 and $7,000, respectively. There were 11,365 phantom stocks granted during the three months ended March 31, 2016. There were no phantom stock units granted during the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, 25,673 and 14,308 phantom stock units were outstanding.

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

In June 2014, FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. GAAP does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU did not have a material effect on the Company's consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses, of the Company's investment securities:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$54	$—	$423
Total available-for-sale securities	$369	$54	$—	$423

Held-to-maturity securities:
Corporate and industrial revenue bonds	$31,752	$81	$—	$31,833
Collateralized mortgage obligations	156	4	—	160
Total held-to-maturity securities	$31,908	$85	$—	$31,993

Non-marketable securities:
Federal Home Loan Bank stock	$4,225	$—	$—	$4,225
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,408	$—	$—	$4,408

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$57	$—	$426
Total available-for-sale securities	$369	$57	$—	$426

Held-to-maturity securities:
Corporate and industrial revenue bonds	$32,029	$700	$—	$32,729
Collateralized mortgage obligations	200	6	—	206
Total held-to-maturity securities	$32,229	$706	$—	$32,935

Non-marketable securities:
Federal Home Loan Bank stock	$4,764	$—	$—	$4,764
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,947	$—	$—	$4,947

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one year through five years	7,848	8,067
Due after five years through ten years	—	—
Due after ten years	24,060	23,926
Total	$31,908	$31,993

There were no sales of available-for-sale securities during the three months ended March 31, 2016 and 2015.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired.

Unrealized Losses on Investment Securities
There were no continuous unrealized losses as of March 31, 2016 and December 31, 2015.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $4.2 million and $4.8 million at March 31, 2016 and December 31, 2015, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For each of the three months ended March 31, 2016 and 2015, the Company received $41,000 and $17,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through March 31, 2016 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets in the consolidated statement of financial condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of March 31, 2016 and December 31, 2015, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through March 31, 2016 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential	$132,284	22.4%	$127,610	21.8%
Home equity	39,635	6.7%	39,554	6.8%
Commercial	289,213	49.1%	287,849	49.1%
Total	461,132	78.2%	455,013	77.7%

Construction-residential	7,737	1.3%	8,490	1.5%
Construction-commercial	47,406	8.1%	48,128	8.2%
Total	55,143	9.4%	56,618	9.7%

Total real estate loans	516,275	87.6%	511,631	87.4%

Consumer loans	2,447	0.4%	2,516	0.4%
Commercial and industrial loans	71,061	12.0%	71,530	12.2%
Total loans	589,783	100.0%	585,677	100.0%

Deferred loan origination costs, net	907		897
Allowance for loan losses	(5,684)		(5,615)
Loans, net	$585,006		$580,959

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At March 31, 2016 and December 31, 2015, the Company was servicing loans for participating lenders totaling $22.3 million and $23.7 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $1.6 million and $334,000 in residential real estate loans to the secondary market during the three month periods ended March 31, 2016 and 2015, respectively. The unpaid principal balance of residential real estate loans serviced for others was $80.7 million at March 31, 2016 and $82.1 million at December 31, 2015. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

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

Loss. Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

The following table presents an analysis of total loans segregated by risk rating and segment as of March 31, 2016:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$63,423	$42,008	$277,207	$382,638
Special mention	3,033	5,185	8,031	16,249
Substandard	4,605	213	3,975	8,793
Total commercial loans	$71,061	$47,406	$289,213	$407,680

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$127,966	$7,737		$135,703
Nonperforming	4,318	—		4,318
Total residential loans (1)	$132,284	$7,737		$140,021

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,447	$39,397		$41,844
Nonperforming	—	238		238
Total consumer loans	$2,447	$39,635		$42,082

(1) At March 31, 2016, the Company had a total of $323,000 in residential real estate loans in the process of foreclosure.

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2015:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$63,499	$42,585	$275,628	$381,712
Special mention	4,163	5,330	8,454	17,947
Substandard	3,868	213	3,767	7,848
Total commercial loans	$71,530	$48,128	$287,849	$407,507

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$123,697	$8,490		$132,187
Nonperforming	3,913	—		3,913
Total residential loans	$127,610	$8,490		$136,100

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,516	$39,366		$41,882
Nonperforming	—	188		188
Total consumer loans	$2,516	$39,554		$42,070

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

During the three months ended March 31, 2016, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended March 31, 2016:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2015	$658	$89	$3,012	$783	$856	$31	$186	$5,615
Provision for (reduction of) loan losses	54	(8)	25	(11)	(16)	5	6	55
Recoveries	18	—	—	—	1	7	3	29
Loans charged off	—	—	—	—	—	(15)	—	(15)
Balance as of March 31, 2016	$730	$81	$3,037	$772	$841	$28	$195	$5,684

Allowance for loan losses
Collectively evaluated for impairment	$566	$81	$3,017	$772	$743	$28	$185	$5,392
Individually evaluated for impairment	164	—	20	—	98	—	10	292
Total ending balance	$730	$81	$3,037	$772	$841	$28	$195	$5,684

Total loans
Collectively evaluated for impairment	$127,967	$7,737	$287,870	$47,193	$68,460	$2,447	$39,397	$581,071
Individually evaluated for impairment	4,317	—	1,343	213	2,601	—	238	8,712
Total ending balance	$132,284	$7,737	$289,213	$47,406	$71,061	$2,447	$39,635	$589,783

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	306	(18)	403	177	4	24	45	941
Recoveries	27	—	3	38	12	29	4	113
Loans charged off	(161)	—	(93)	—	(39)	(57)	(16)	(366)
Balance as of December 31, 2015	$658	$89	$3,012	$783	$856	$31	$186	$5,615

Allowance for loan losses
Collectively evaluated for impairment	$513	$89	$2,988	$783	$746	$31	$185	$5,335
Individually evaluated for impairment	145	—	24	—	110	—	1	280
Total ending balance	$658	$89	$3,012	$783	$856	$31	$186	$5,615

Total loans
Collectively evaluated for impairment	$123,697	$8,490	$286,519	$47,915	$68,765	$2,516	$39,366	$577,268
Individually evaluated for impairment	3,913	—	1,330	213	2,765	—	188	8,409
Total ending balance	$127,610	$8,490	$287,849	$48,128	$71,530	$2,516	$39,554	$585,677

The following table presents the allowance for loan losses and select loan information as of and for the three months ended March 31, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	145	(7)	152	83	24	5	(2)	400
Recoveries	—	—	1	—	—	7	1	9
Loans charged off	(85)	—	(3)	—	(53)	(11)	—	(152)
Balance as of March 31, 2015	$546	$100	$2,849	$651	$850	$36	$152	$5,184

Allowance for loan losses
Collectively evaluated for impairment	$499	$100	$2,816	$651	$818	$36	$149	$5,069
Individually evaluated for impairment	47	—	33	—	32	—	3	115
Total ending balance	$546	$100	$2,849	$651	$850	$36	$152	$5,184

Total loans
Collectively evaluated for impairment	$116,054	$7,545	$270,053	$34,801	$69,313	$2,561	$33,983	$534,310
Individually evaluated for impairment	4,042	—	2,007	2,167	1,780	—	346	10,342
Total ending balance	$120,096	$7,545	$272,060	$36,968	$71,093	$2,561	$34,329	$544,652

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended March 31, 2016:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,425	$2,600	$2,343	$—	$26
Residential construction	—	—	—	—	—
Commercial real estate	925	1,575	917	—	10
Commercial construction	213	213	213	—	3
Commercial and industrial	2,115	2,115	2,185	—	22
Consumer	—	—	—	—	—
Home equity	161	161	140	—	1
Total	$5,839	$6,664	$5,798	$—	$62

Impaired loans with a valuation allowance:
Residential real estate	$1,892	$1,892	$1,772	$164	$25
Residential construction	—	—	—	—	—
Commercial real estate	418	418	420	20	6
Commercial construction	—	—	—	—	—
Commercial and industrial	486	486	498	98	7
Consumer	—	—	—	—	—
Home equity	77	77	73	10	—
Total	$2,873	$2,873	$2,763	$292	$38

Total impaired loans:
Residential real estate	$4,317	$4,492	$4,115	$164	$51
Residential construction	—	—	—	—	—
Commercial real estate	1,343	1,993	1,337	20	16
Commercial construction	213	213	213	—	3
Commercial and industrial	2,601	2,601	2,683	98	29
Consumer	—	—	—	—	—
Home equity	238	238	213	10	1
Total	$8,712	$9,537	$8,561	$292	$100

The $8.7 million of impaired loans include $6.8 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the year ended December 31, 2015:

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

The following table presents an aging analysis of past due loans and non-accrual loans at March 31, 2016:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$713	$284	$213	$1,210	$131,074	$132,284	$3,895
Residential construction	—	—	—	—	7,737	7,737	—
Commercial real estate	458	1,116	57	1,631	287,582	289,213	1,237
Commercial construction	—	—	—	—	47,406	47,406	213
Commercial and industrial	9	—	435	444	70,617	71,061	1,250
Consumer	10	—	—	10	2,437	2,447	—
Home equity	131	—	71	202	39,433	39,635	208
Total	$1,321	$1,400	$776	$3,497	$586,286	$589,783	$6,803

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2015:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,396	$514	$196	$3,106	$124,504	$127,610	$3,355
Residential construction	—	—	—	—	8,490	8,490	—
Commercial real estate	786	71	413	1,270	286,579	287,849	1,330
Commercial construction	245	—	—	245	47,883	48,128	213
Commercial and industrial	139	72	360	571	70,959	71,530	1,276
Consumer	9	—	—	9	2,507	2,516	18
Home equity	87	47	71	205	39,349	39,554	205
Total	$3,662	$704	$1,040	$5,406	$580,271	$585,677	$6,397

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

During the three months ended March 31, 2016, the Company had three TDRs that had defaulted and had been modified within the previous twelve month periods. During the three months ended March 31, 2015, the Company had no TDRs that had defaulted and had been modified within the previous twelve month period. TDR loans are considered defaulted at 90 days past due.

The following tables provide new TDR activity by segment during the periods indicated:

For the Three Months Ended March 31, 2016	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(In Thousands)
Residential real estate	2	$432	$437
Residential construction	—	—	—
Commercial real estate	1	—	—
Commercial construction	—	49	49
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	3	$481	$486

The Company did not have any new TDR activity during the three months ended March 31, 2015.

The following is a summary of TDR loans by segment as of the dates indicated:

	As of March 31, 2016		As of December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In Thousands)
Residential real estate	6	$1,279	4	$847
Residential construction	—	—	—	—
Commercial real estate	3	358	3	442
Commercial construction	—	—	—	—
Commercial and industrial	2	230	3	236
Consumer	—	—	—	—
Home equity	2	68	2	69
Total	13	$1,935	12	$1,594

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

Assets measured at fair value as of March 31, 2016 and December 31, 2015 on a recurring basis are summarized below:

	Fair Value Measurements Using
	March 31, 2016	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$423	$423	$—	$—
Total equity securities	$423	$423	$—	$—

	Fair Value Measurements Using
	December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$426	$426	$—	$—
Total equity securities	$426	$426	$—	$—

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements Using
	March 31, 2016	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$4,213	$—	$—	$4,213
Other real estate owned	1,144	—	1,144	—
Loans held for sale	219	—	219	—
Mortgage servicing rights	179	—	179	—
Impaired loans are presented net of their related specific reserves of $292,000 and charge offs of $825,000 as of March 31, 2016.

	Fair Value Measurements Using
	December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$3,614	$—	$—	$3,614
Other real estate owned	1,435	—	1,435	—
Loans held for sale	296	—	296	—
Mortgage servicing rights	192	—	192	—

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

The carrying amounts and estimated fair values for financial instruments as of March 31, 2016 and December 31, 2015 were as follows:

		Fair Value Using
	Carrying Amount at March 31, 2016	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$38,855	$38,855	$—	$—
Available-for-sale securities	423	423	—	—
Held-to-maturity securities	31,908	—	31,993	—
FHLB stock	4,225	—	4,225	—
Loans held for sale	219	—	219	—

Loans:
Residential real estate	132,144	—	—	134,684
Residential construction	7,656	—	—	7,630
Commercial real estate	286,493	—	—	287,999
Commercial construction	46,634	—	—	46,850
Commercial and industrial	70,220	—	—	70,409
Consumer	2,419	—	—	2,608
Home equity	39,440	—	—	39,422
Net loans	585,006	—	—	589,602

Accrued interest and dividends receivable	1,710	—	1,710	—
Mortgage servicing rights	179	—	458	—

Financial liabilities:
Deposits	$528,081	$—	$529,081	$—
FHLB advances	73,645	—	74,532	—
Accrued interest payable	114	—	114	—

		Fair Value Using
	Carrying Amount at December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$28,229	$28,229	$—	$—
Available-for-sale securities	426	426	—	—
Held-to-maturity securities	32,229	—	32,935	—
FHLB stock	4,764	—	4,764	—
Loans held for sale	296	—	296	—

Loans:
Residential real estate	127,551	—	—	129,514
Residential construction	8,401	—	—	8,365
Commercial real estate	285,135	—	—	283,566
Commercial construction	47,345	—	—	47,480
Commercial and industrial	70,674	—	—	71,090
Consumer	2,485	—	—	2,657
Home equity	39,368	—	—	39,273
Net loans	580,959	—	—	581,945

Accrued interest and dividends receivable	1,668	—	1,668	—
Mortgage servicing rights	192	—	517	—

Financial liabilities:
Deposits	$507,109	$—	$507,493	$—
FHLB advances	81,330	—	81,646	—
Accrued interest payable	109	—	109	—

9.   Common Stock

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

On April 4, 2016, the Company, and Westfield Financial, Inc. (“Westfield Financial”), the holding company for Westfield Bank (“Westfield Bank”), entered into an Agreement and Plan of Merger pursuant to which (i) the Company will merge with and into Westfield Financial, the separate corporate existence of the Company will thereupon cease and Westfield Financial will continue as the surviving corporation (the “Merger”), and (ii) it is anticipated that the Bank will merge with and into Westfield Bank, the separate corporate existence of the Bank will thereupon cease and Westfield Bank will continue as the surviving corporation. The consummation of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Merger by the stockholders of the Company. The Merger is currently expected to be completed early in the fourth quarter of 2016.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company will be exchanged for 2.425 shares of common stock of Westfield Financial. The Merger Agreement provides each of the Company and Westfield Financial with specified termination rights. If the Merger is not consummated under specified circumstances, including if Chicopee Bancorp, Inc. terminates the Merger Agreement for a Superior Proposal (as defined in the Merger Agreement), Chicopee Bancorp, Inc. has agreed to pay Westfield Financial a termination fee equal to $4.0 million or an expense reimbursement fee of up to $750,000.

On April 18, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per share of its common stock to stockholders of record as of the close of business on May 6, 2016, payable on or about May 23, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the Company") at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. Additional factors are discussed in the Company’s 2015 Annual Report on Form 10-K under “Item 1A-Risk Factors” and in “Part II. Item 1A. Risk Factors” of this 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by law, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At March 31, 2016, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, other-than-temporary impairment of securities, the valuation of mortgage servicing rights, and the valuation of other real estate owned. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Our accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2015 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment are discussed in the Company's 2015 Annual Report on Form 10-K under "Critical Accounting Policies."

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets increased $13.7 million, or 2.0%, from $678.6 million at December 31, 2015 to $692.2 million at March 31, 2016. The increase in total assets was primarily due to the increase in cash and cash equivalents of $10.6 million, or 37.6%, and the increase in net loans of $4.0 million, or 0.7%, from $581.0 million, or 85.6% of total assets at December 31, 2015, to $585.0 million, or 84.5% of total assets at March 31, 2016.

The significant components of the $4.0 million, or 0.7%, increase in total loans were an increase of $1.4 million, or 0.5%, in commercial real estate loans, an increase of $4.7 million, or 3.7%, in one-to-four-family residential real estate loans, and an increase of $81,000, or 0.2% in home equity loans. These increases were partially offset by a decrease in commercial and industrial loans of $469,000, or 0.7%, a decrease in consumer loans of $69,000, or 2.7%. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $80.7 million in loans sold to the secondary market. In order to service our customers management intends to continue to retain the servicing rights on all loans written and sold in the secondary market.

The held-to-maturity investment portfolio decreased $321,000, or 1.0%, from $32.2 million at December 31, 2015 to $31.9 million at March 31, 2016. The fair value of available-for-sale securities decreased $3,000, or 0.7%, from $426,000 at December 31, 2015 to $423,000 at March 31, 2016.

Total deposits increased $21.0 million, or 4.1%, from $507.1 million at December 31, 2015 to $528.1 million at March 31, 2016. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $17.2 million, or 5.4%, from $316.2 million at December 31, 2015 to $333.5 million at March 31, 2016. Demand deposits increased $12.9 million, or 12.6%, to $115.4 million, NOW accounts increased $2.1 million, or 4.6%, to $47.3 million, savings accounts increased $2.0 million, or 3.8%, to $54.4 million and money market accounts increased $188,000, or 0.2%, to $116.4 million. Certificates of deposit increased $3.8 million, or 2.0%, from $190.9 million at December 31, 2015 to $194.6 million at March 31, 2016.

The Company utilizes borrowings from a variety of sources to supplement its supply of funds for loans and investments. FHLB advances decreased $7.7 million, or 9.4%, from $81.3 million at December 31, 2015 to $73.6 million at March 31, 2016. The decrease in FHLB advances was due to paydowns on long-term advances.

Stockholders’ equity was $89.8 million, or 13.0% of total assets, at March 31, 2016 compared to $89.3 million, or 13.2% of total assets, at December 31, 2015. The Company’s stockholders’ equity increased $553,000, or 0.6%, as a result of an increase of $75,000, or 2.5% in stock-based compensation, an increase of $93,000, or 2.3%, in additional paid-in-capital, and net income of $698,000 for the period, partially offset by the $469,000 cash dividend paid on February 20, 2016. The Company’s book value per share increased $0.07, or 0.4%, from $17.13 at December 31, 2015 to $17.20 at March 31, 2016.

Allowance for Loan Losses

Following is the activity in the allowance for loan losses and related ratios as of and for the periods indicated:

	At or for the Three Months Ended March 31,
	2016	2015
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$5,615	$4,927
Charged off loans:
Residential real estate	—	(85)
Construction	—	—
Commercial real estate	—	(3)
Commercial and industrial	—	(53)
Home equity	—	—
Consumer	(15)	(11)
Total charged off loans	(15)	(152)

Recoveries on loans previously charged off:
Residential real estate	18	—
Construction	—	—
Commercial real estate	—	1
Commercial and industrial	1	—
Home equity	3	1
Consumer	7	7
Total recoveries	29	9
Net loan charge offs	14	(143)
Provision for loan losses	55	400
Allowance for loan losses, end of period	$5,684	$5,184

Ratios:
Net loan charge offs to total average loans	—%	0.03%

Allowance for loan losses to total loans (1)	0.96%	0.95%

Allowance for loan losses to nonperforming loans (2)	83.55%	59.21%

Recoveries to charge offs	193.33%	5.92%

Net loans charged off to allowance for loan losses	0.25%	2.76%

(1)	Total loans includes net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At March 31, 2016, the Company had thirteen troubled debt restructured loans totaling $1.9 million, of which eight totaling $1.2 million were included in nonperforming loans. Five of the thirteen restructured loans totaling $696,000 were performing as modified and on accrual status. At March 31, 2015, the Company had fifteen troubled debt restructured loans totaling $3.5 million, of which ten totaling $3.0 million were included in nonperforming loans. Five of the fifteen restructured loans totaling $490,000 were performing as modified and on accrual status.

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

At March 31, 2016, the allowance for loan losses represented 0.96% of total loans and 83.6% of nonperforming loans. The allowance for loan losses increased $69,000, or 1.2%, from $5.6 million at December 31, 2015 to $5.7 million at March 31, 2016. The increase of $69,000 was due to the $55,000 provision for loan losses, offset by charge-offs of $15,000 and recoveries of $29,000.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$3,895	$3,355
Commercial real estate	1,237	1,330
Commercial construction	213	213
Commercial and industrial	1,250	1,276
Home equity	208	205
Consumer	—	18
Total nonaccrual loans	6,803	6,397
Other real estate owned	1,144	1,435
Total nonperforming assets	$7,947	$7,832

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.15%	1.09%

Total nonperforming assets as a percentage of total assets (2)	1.15%	1.15%

(1)	Total loans equals net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming assets consist of nonperforming loans including nonperforming TDRs and OREO. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At March 31, 2016, there were no loans that were over 90 days delinquent and still accruing interest.

At March 31, 2016, nonperforming loans increased $406,000, or 6.3%, to $6.8 million from $6.4 million at December 31, 2015. The increase in nonperforming loans is primarily due to an increase of $540,000, or 16.1%, in residential real estate loans, an increase of $3,000, or 1.5%, in home equity loans, partially offset by a decrease of $93,000, or 7.0% in commercial real estate loans, a decrease of $26,000, or 2.0%, in commercial loans, and a decrease of $18,000, or 100.0% in consumer loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At March 31, 2016, other real estate owned decreased $291,000, or 20.3%, to $1.1 million.

Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2016		December 31, 2015
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
Deposit Type:		(Dollars In Thousands)
Demand deposits	$115,357	21.8%	$102,424	20.2%
NOW accounts	47,329	9.0%	45,228	8.9%
Savings accounts	54,355	10.3%	52,359	10.3%
Money market deposit accounts	116,414	22.0%	116,226	22.9%
Total core deposits	333,455	63.1%	316,237	62.4%
Certificates of deposit	194,626	36.9%	190,872	37.6%
Total deposits	$528,081	100.0%	$507,109	100.0%

Total deposits increased $21.0 million, or 4.1%, from $507.1 million at December 31, 2015 to $528.1 million at March 31, 2016. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $17.2 million, or 5.4%, from $316.2 million at December 31, 2015 to $333.5 million at March 31, 2016. Demand deposits increased $12.9 million, or 12.6%, to $115.4 million, NOW accounts increased $2.1 million, or 4.6%, to $47.3 million, savings accounts increased $2.0 million, or 3.8%, to $54.4 million and money market accounts increased $188,000, or 0.2%, to $116.4 million. Certificates of deposit increased $3.8 million, or 2.0%, from $190.9 million at December 31, 2015 to $194.6 million at March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General

The Company reported net income of $698,000, or $0.14 basic earnings per share, for the three months ended March 31, 2016, compared to net income of $313,000, or $0.06 basic earnings per share, for the same period in 2015. The increase in net income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was the result of a $345,000, or 86.3%, decrease in the provision for loan losses, an increase in net interest income of $417,000, or 8.3%, and an increase of $4,000, or 0.6%, in non-interest income, partially offset by an increase of $173,000, or 3.6%, in non-interest expense and an increase of $208,000, or 253.7%, in income tax expense due to the higher level of taxable income during the three months ended March 31, 2016.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$37,071	$624	6.77%	$37,948	$619	6.62%
Loans:
Residential real estate	131,587	1,214	3.71%	121,230	1,149	3.84%
Home equity	39,391	293	2.99%	34,269	272	3.22%
Commercial real estate	286,847	3,175	4.45%	260,929	2,972	4.62%
Residential construction	7,639	70	3.69%	7,590	73	3.90%
Commercial construction	48,183	513	4.28%	35,796	370	4.19%
Consumer	2,460	40	6.54%	2,615	42	6.51%
Commercial and industrial	69,776	748	4.31%	73,303	726	4.02%
Total loans (2)	585,883	6,053	4.16%	535,732	5,604	4.24%
Other interest-earning assets	24,524	32	0.52%	33,673	19	0.23%
Total interest-earning assets	647,478	6,709	4.17%	607,353	6,242	4.17%
Non-interest earning assets	42,061			41,749
Less: Allowance for loan losses	(5,630)			(5,007)
Total assets	$683,909			$644,095
Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$118,046	$71	0.24%	$116,553	$79	0.27%
Savings accounts (3)	52,746	13	0.10%	51,662	13	0.10%
NOW accounts	46,347	71	0.62%	42,293	71	0.68%
Certificates of deposit	192,755	572	1.19%	178,753	550	1.25%
Total interest-bearing deposits	409,894	727	0.71%	389,261	713	0.74%
Federal Home Loan Bank advances	76,768	306	1.60%	70,355	263	1.52%
Total interest-bearing liabilities	486,662	1,033	0.85%	459,616	976	0.86%
Demand deposits	106,483			95,307
Other non-interest bearing liabilities	811			515
Total liabilities	593,956			555,438
Total stockholders' equity	89,953			88,657
Total liabilities and stockholders' equity	$683,909			$644,095
Net interest-earning assets	$160,816			$147,737

Net interest income (fully-taxable equivalent)		5,676			5,266
Less: tax equivalent adjustment (1)		(236)			(243)
Net interest income		$5,440			$5,023
Net interest rate spread (fully-taxable equivalent) (4)			3.32%			3.31%

Net interest margin (fully-taxable equivalent) (5)			3.53%			3.52%

Ratio of interest earning assets to interest-bearing liabilities			133.04%			132.14%

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

Net interest income, on a tax equivalent basis, increased $410,000, or 7.8%, to $5.7 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Net interest margin, on a tax equivalent basis, increased one basis point from 3.52% for the three months ended March 31, 2015 to 3.53% for the three months ended March 31, 2016.

Interest and dividend income, on a tax equivalent basis, increased $467,000, or 7.5%, from $6.2 million for the three months ended March 31, 2015 to $6.7 million for the three months ended March 31, 2016. Average interest-earning assets increased $40.1 million, or 6.6%, from $607.4 million at March 31, 2015 to $647.5 million at March 31, 2016. Average loans increased $50.2 million, or 9.4%, primarily due to the increase in average commercial real estate loans of $25.9 million, or 9.9%, while the average yield on loans decreased eight basis points. Average investment securities decreased $877,000, or 2.3%. Other interest earning assets, consisting of overnight fed funds, decreased $9.1 million, or 27.2%. The tax equivalent yield on average interest-earning assets remained stable at 4.17% for the three months ended March 31, 2016, primarily as a result of lower market rates of interest.

Total interest expense increased $57,000, or 5.8%, to $1.0 million for the three months ended March 31, 2016 from $976,000 for the three months ended March 31, 2015, primarily due to the increase in interest expense of $43,000, or 16.3%, on FHLB advances. Average interest-bearing liabilities increased $27.0 million, or 5.9%, to $486.7 million for the three months ended March 31, 2016 from $459.6 million for the three months ended March 31, 2015. Rates paid on average interest-bearing liabilities declined one basis point from 0.86% for the three months ended March 31, 2015 to 0.85% for the three months ended March 31, 2016. The low interest rate environment led to a decrease in rates paid for certificates of deposit of six basis points from 1.25% at March 31, 2015 to 1.19% for the three months ended March 31, 2016. The cost of FHLB advances increased eight basis points from 1.52% for the three months ended March 31, 2015 to 1.60% for the three months ended March 31, 2016 due to the $7.7 million pay down of low cost FHLB advances.

Provision for Loan Losses

The provision for loan losses decreased $345,000, or 86.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 primarily due to an improvement in non-performing loans and delinquent loans. Non-performing loans decreased $2.0 million, or 22.3% from $8.8 million, or 1.61% of total loans, at March 31, 2015 to $6.8 million, or 1.15% of total loans, at March 31, 2016. Total delinquent loans decreased from 1.36% of total loans at March 31, 2015 to 0.59% at March 31, 2016.

Non-Interest Income

For the three months ended March 31, 2016, non-interest income, excluding the effect of OREO write-downs, increased $108,000, or 16.8%, from $642,000 for the three months ended March 31, 2015 to $750,000. The increase was due to the increase of $74,000, or 14.4%, in income from service charges, fees and commissions, an increase of $36,000, or 92.3%, in income from loan sales and servicing, partially offset by a decrease of $3,000, or 3.4%, in income from bank owned life insurance (BOLI). For the three months ended March 31, 2016, a $104,000 OREO write-down was recognized in non-interest income.

Non-Interest Expenses

Non-interest expense increased by $173,000, or 3.6%, to $5.0 million for the three months ended March 31, 2016, compared to $4.9 million for the three months ended March 31, 2015. The increase in non-interest expense was a result of the $173,000, or 6.8%, increase in salaries and benefits, an increase of $32,000, or 8.7%, in data processing, an increase of $33,000, or 18.5%, in professional fees, an increase of $12,000, or 16.0%, in stationery, supplies and postage, an increase in advertising of $15,000, or 10.3% and an increase of $81,000, or 12.8%, in other non-interest expense. These increases were partially offset by the $74,000, or 46.5%, decrease in foreclosure related expenses, a decrease of $55,000, or 11.6%, in occupancy expense, a decrease of $28,000, or 15.5%, in furniture and equipment and a decrease of $16,000, or 13.0%, in FDIC insurance expense and assessment.

Income Taxes

Income tax expense increased $208,000, or 253.7% from $82,000 for the three months ended March 31, 2015 to $290,000 for the three months ended March 31, 2016. The increase in tax expense was the result of a higher level of income during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

	Three Months Ended March 31,
	2016		2015
	(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$388	4.21%	$376	4.02%
Tax equivalent adjustment (1)	236		243
Investment securities (tax equivalent basis)	$624	6.77%	$619	6.62%

Net interest income (no tax adjustment)	$5,440		$5,023
Tax equivalent adjustment (1)	236		243
Net interest income (tax equivalent basis)	$5,676		$5,266

Interest rate spread (no tax adjustment)		3.17%		3.14%
Net interest margin (no tax adjustment)		3.38%		3.35%
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2016, total cash and cash equivalents totaled $38.9 million, net of reserve requirements.

In addition, at March 31, 2016, the Company had the ability to borrow a total of approximately $145.5 million from the FHLB. On March 31, 2016, we had $73.6 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $71.8 million at March 31, 2016. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of March 31, 2016 totaled $110.6 million, or 56.82%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management
We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at March 31, 2016.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2016
Total Capital to Risk Weighted Assets
Company	$94,898	16.6%	$45,780	8.0%	N/A	N/A
Bank	$84,886	14.9%	$45,660	8.0%	$57,075	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,190	15.6%	$34,335	6.0%	N/A	N/A
Bank	$79,178	13.9%	$34,245	6.0%	$45,660	8.0%
Tier 1 Capital to Average Assets
Company	$89,190	13.1%	$27,332	4.0%	N/A	N/A
Bank	$79,178	11.6%	$27,294	4.0%	$34,117	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets
Company	$89,190	15.6%	$25,751	4.5%	N/A	N/A
Bank	$79,178	13.9%	$25,684	4.5%	$37,099	6.5%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015
Total Capital to Risk Weighted Assets
Company	$93,862	16.5%	$45,560	8.0%	N/A	N/A
Bank	$83,502	14.7%	$45,458	8.0%	$56,822	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$88,222	15.5%	$34,170	6.0%	N/A	N/A
Bank	$77,862	13.7%	$34,093	6.0%	$45,458	8.0%
Tier 1 Capital to Average Assets
Company	$88,222	12.8%	$27,525	4.0%	N/A	N/A
Bank	$77,862	11.3%	$27,492	4.0%	$34,365	5.0%
Common Equity Tier 1 Capital Ratio
Company	$88,222	15.5%	$25,627	4.5%	N/A	N/A
Bank	$77,862	13.7%	$25,570	4.5%	$36,934	6.5%

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement was phased on January 1, 2016 and will end January 1, 2019, when the full capital conservation buffer requirement will be effective. As of March 31, 2016, the Bank had a capital conservation buffer of 6.9%, which was in excess of the regulatory requirement.
The following is a reconciliation of the Company's stockholders' equity as disclosed in the consolidated balance sheet under GAAP to regulatory capital as disclosed in the table above.

	March 31, 2016	December 31, 2015
	(In Thousands)
Total equity determined under GAAP	$89,827	$89,274
Net unrealized gain on available-for-sale securities, net of tax	(35)	—
Disallowed mortgage servicing assets	—	—
Disallowed deferred tax assets	(602)	(1,052)
Tier 1 Capital	89,190	88,222
Allowable allowance for loan losses	5,684	5,615
Unrealized gain on available-for-sale equity securities, net of tax	24	25
Total regulatory capital	$94,898	$93,862

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

On January 22, 2016, the Company declared a cash dividend of $0.09 per share payable on February 20, 2016.

On April 18, 2016, the Company declared a cash dividend of $0.09 per share payable on or about May 23, 2016.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2016	December 31, 2015
Commitments to grant loans	$20,657	$16,188
Unfunded commitments for construction loans	19,527	20,963
Unfunded commitments under lines of credit	91,876	88,342
Standby letters of credit	976	976

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $976,000 and $976,000 at March 31, 2016 and December 31, 2015, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2016 and December 31, 2015 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2016 through March 31, 2017 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	(1.4)%
Up 400 - 24 months	(0.9)%
Up 300 - 12 months shock	(0.9)%
Up 200 - 12 months	(0.9)%
Up 100 - 12 months shock	0.2%
Base
Down 100 - 12 months	(1.8)%

As indicated in the table above, the results of a 100 basis point shock increase in interest rates is estimated to increase net interest income over a 12-month time horizon by 0.2% . A 300 basis point shock increase in interest rates is estimated to decrease net interest income over 12-month time horizon by 0.9%. A 200 basis point increase over 12-months is estimated to decrease net interest income by 0.9%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 0.9% and 1.4% in the first twelve months, respectively. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.8%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2016, the risk factors for the Company have not changed materially from those reported in our 2015 Annual Report on Form 10-K. However, the risks described in our 2015 Annual Report on Form 10-K are not the only risks that we face.

Risks Related to the Merger

If the merger with Westfield Financial, Inc. is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits.

On April 4, 2016, we entered into an Agreement and Plan of Merger with Westfield Financial, Inc., or (“Westfield Financial”) pursuant to which we will merge with and into Westfield Financial, with Westfield Financial as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the merger will be completed early in the fourth quarter of 2016. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

Our stockholders will receive a fixed ratio of 2.425 shares of Westfield Financial common stock for each share of Chicopee Bancorp, Inc. common stock, regardless of any changes in the market value of our common stock or Westfield Financial common stock before the completion of the merger.

Upon completion of the merger, each share of Company common stock will be converted into the right to receive 2.425 shares of Westfield Financial common stock. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar transaction with respect to Company common stock), and we do not have a right to terminate the merger agreement based upon changes in the market price of Westfield

Financial common stock, subject to the limited exception described below. Accordingly, the dollar value of Westfield Financial common stock that our stockholders will receive upon completion of the merger will depend upon the market value of Westfield Financial common stock at the time of completion of the merger, which may be lower or higher than the closing price of Westfield Financial common stock on the last full trading day preceding public announcement that Westfield Financial and we entered into the merger agreement, the last full trading day prior to the date of proxy statement delivered to our stockholders or the date of the stockholder meeting. The market values of Westfield Financial's common stock and our common stock have varied since Westfield Financial and we entered into the merger agreement and will continue to vary in the future due to changes in the business, operations or prospects of Westfield Financial and us, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.

If, on the date on which all regulatory approvals for the merger have been received, the average closing price of Westfield Financial common stock for the 20-consecutive trading period ending the 10th on such date is less than $6.77, and since the date of the merger agreement the percentage decrease in the market price of the Westfield Financial common stock is more than 20% greater than any percentage decrease in the average market price of a prescribed index, we may elect to terminate the merger agreement. If we provide notice of our intent to terminate, Westfield Financial will have the option of paying additional consideration, as specified in the merger agreement, in order to proceed with the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Westfield Financial's consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States and the Commonwealth of Massachusetts. There can be no assurance as to whether the federal or state regulatory approval will be received or the timing of the approvals. Westfield Financial is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Material Adverse Effect” as defined in the merger agreement. While we do not currently expect that any such conditions or restrictions would be imposed, there can be no assurance that they will not be, and such conditions or restrictions could have the effect of delaying completion of the merger.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Westfield Financial. In addition, we have agreed to pay a termination fee of $4.0 million for the period ending 45 days from the date of the merger. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Westfield Financial has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

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
On September 16, 2015, the Company announced that the Board of Directors authorized an Eighth Stock Repurchase Program (the “ Eighth Repurchase Program”) for the purchase of up to 260,000 shares, or approximately 5% of the Company’s outstanding common stock. During the three months ended March 31, 2016, the Company did not purchase any shares of Company stock. The following table provides information regarding the Company's purchase of its equity securities during the three months ended March 31, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	—	$—	—	260,000
February 1-29, 2016	—	—	—	260,000
March 1-31, 2016	—	—	—	260,000
Total	—	$—	$—

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
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015,  (iii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CHICOPEE BANCORP, INC.

Dated: May 10, 2016	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 10, 2016		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)