Form 10-Q
period 2016-06-30
CHICOPEE BANCORP, INC.
filed 2016-08-08
CIK 1355786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Yes [   ]    No [X]

As of August 2, 2016, there were 5,222,339 shares of the Registrant’s Common Stock outstanding.

1

CHICOPEE BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In Thousands)
(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$8,740	$9,975
Federal funds sold	4,619	4,613
Interest-bearing deposits with the Federal Reserve Bank of Boston	20,933	13,641
Total cash and cash equivalents	34,292	28,229

Securities available-for-sale, at fair value	406	426
Securities held-to-maturity, at cost (fair value of $31,618 at June 30, 2016 and $32,935 at December 31, 2015)	31,591	32,229
Federal Home Loan Bank stock, at cost	4,225	4,764
Loans, net of allowance for loan losses of $5,743 at June 30, 2016 and $5,615 at December 31, 2015	599,296	580,959
Loans held for sale	596	296
Other real estate owned	1,061	1,435
Mortgage servicing rights	158	192
Bank owned life insurance	15,044	14,881
Premises and equipment, net	8,305	8,509
Accrued interest and dividends receivable	1,728	1,668
Deferred income tax asset	3,787	3,780
Other assets	1,300	1,206
Total assets	$701,789	$678,574

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand deposits	$116,463	$102,424
NOW accounts	46,967	45,228
Savings accounts	54,872	52,359
Money market deposit accounts	125,459	116,226
Certificates of deposit	196,873	190,872
Total deposits	540,634	507,109

Federal Home Loan Bank of Boston advances	70,454	81,330
Accrued expenses and other liabilities	948	861
Total liabilities	612,036	589,300

Stockholders' equity
Common stock (no par value, 20,000,000 shares authorized, 7,439,368 shares issued; 5,222,339 and 5,210,739 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	72,479	72,479
Treasury stock, at cost (2,217,029 and 2,228,629 shares at June 30, 2016 and December 31, 2015, respectively)	(30,169)	(30,327)
Additional paid-in-capital	4,289	4,111
Unearned compensation (restricted stock awards)	—	(1)
Unearned compensation (Employee Stock Ownership Plan)	(2,827)	(2,976)
Retained earnings	45,957	45,951
Accumulated other comprehensive income	24	37
Total stockholders' equity	89,753	89,274
Total liabilities and stockholders' equity	$701,789	$678,574

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Number of Shares and Per Share Amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$6,143	$5,877	$12,196	$11,481
Interest and dividends on securities	385	376	773	753
Interest on other interest-earning assets	28	20	60	39
Total interest and dividend income	6,556	6,273	13,029	12,273

Interest expense:
Deposits	750	703	1,477	1,415
Federal Home Loan Bank of Boston advances	297	317	603	581
Total interest expense	1,047	1,020	2,080	1,996

Net interest income	5,509	5,253	10,949	10,277
Provision for loan losses	121	207	176	607
Net interest income, after provision for loan losses	5,388	5,046	10,773	9,670

Non-interest income:
Service charges, fees and commissions	633	584	1,222	1,099
Net loan sales and servicing	60	77	135	116
Net gain on sale of other real estate owned	20	—	21	—
Other real estate owned writedowns	—	—	(104)	—
Increase in cash surrender value of bank owned life insurance	78	87	163	175
Total non-interest income	791	748	1,437	1,390

Non-interest expenses:
Salaries and employee benefits	2,701	2,571	5,409	5,107
Occupancy expenses	384	370	804	844
Furniture and equipment	155	168	308	349
FDIC insurance and assessment	103	118	209	241
Data processing services	447	431	911	842
Professional fees	128	202	339	380
Advertising expense	160	144	320	289
Stationery, supplies and postage	55	56	143	132
Foreclosure expense	78	94	163	254
Merger related expenses	775	—	775	—
Other non-interest expense	602	620	1,250	1,206
Total non-interest expenses	5,588	4,774	10,631	9,644

Income before income taxes	591	1,020	1,579	1,416
Income tax expense	370	278	661	360
Net income	$221	$742	$918	$1,056

Earnings per share:
Basic	$0.04	$0.15	$0.19	$0.21
Diluted	$0.04	$0.15	$0.18	$0.21

Adjusted weighted average shares outstanding:
Basic	4,924,764	4,943,290	4,919,896	4,942,965
Diluted	5,046,062	5,018,601	5,039,791	5,015,703

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net income	$221	$742

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during period on securities available-for-sale	(17)	1
Tax effect	6	—
Total other comprehensive (loss) income, net of tax	(11)	1
Total comprehensive income	$210	$743

	Six Months Ended
	June 30,
	2016	2015
Net income	$918	$1,056

Other comprehensive loss, net of tax
Unrealized holding losses arising during period on securities available-for-sale	(20)	(14)
Tax effect	7	5
Total other comprehensive loss, net of tax	(13)	(9)
Total comprehensive income	$905	$1,047

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2016 and 2015
(Dollars In Thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation(restricted stock awards)	Unearned Compensation (Employee Stock Ownership Plan)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	$72,479	$(29,119)	$3,595	$(7)	$(3,273)	$44,430	$29	$88,134

Comprehensive income:
Net income	—	—	—	—	—	1,056	—	1,056
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $5)	—	—	—	—	—	—	(9)	(9)
Total comprehensive income								1,047
Stock option expense	—		53	—	—	—	—	53
Stock options exercised (800 shares)	—	13	(2)	—	—	—	—	11
Change in unearned compensation:
Restricted stock award expense	—	—	—	3	—	—	—	3
Common stock held by ESOP committed to be released	—	—	97	—	149	—	—	246
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(715)	—	(715)
Balance at June 30, 2015	$72,479	$(29,106)	$3,743	$(4)	$(3,124)	$44,771	$20	$88,779

Balance at December 31, 2015	$72,479	$(30,327)	$4,111	$(1)	$(2,976)	$45,951	$37	$89,274

Comprehensive income:
Net income	—	—	—	—	—	918	—	918
Change in net unrealized gain on available-for-sale securities (net of deferred income taxes of $7)	—	—	—	—	—	—	(13)	(13)
Total comprehensive income								905
Stock option expense	—	—	51	—	—	—	—	51
Stock options exercised (11,600 shares)	—	158	8	—	—	—	—	166
Change in unearned compensation:
Restricted stock award expense	—	—	—	1	—	—	—	1
Common stock held by ESOP committed to be released	—	—	119	—	149	—	—	268
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(912)	—	(912)
Balance at June 30, 2016	$72,479	$(30,169)	$4,289	$—	$(2,827)	$45,957	$24	$89,753
See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:	(In Thousands)
Net income	$918	$1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	359
Loss on disposal of premises and equipment	13	—
Provision for loan losses	176	607
Increase in cash surrender value of bank owned life insurance	(163)	(175)
Change in mortgage servicing rights	34	47
Net loss on other real estate owned	83	—
Loans originated for sale	(2,761)	(1,212)
Proceeds from loan sales	2,514	1,228
Realized gains on sales of mortgage loans	(53)	(16)
(Increase) decrease in other assets	(95)	299
Increase in accrued interest and dividends receivable	(60)	(130)
Increase in other liabilities	88	7
Change in unearned compensation	269	249
Stock option expense	51	53
Net cash provided by operating activities	1,350	2,372

Cash flows from investing activities:
Purchase of premises and equipment	(145)	(252)
Loan originations, net of principal payments	(18,513)	(47,890)
Proceeds from sales of other real estate owned	291	185
Proceeds from principal paydowns of held-to-maturity securities	638	646
Redemption (purchase) of Federal Home Loan Bank stock	539	(691)
Net cash used by investing activities	(17,190)	(48,002)

Cash flows from financing activities:
Net increase in deposits	33,525	9,194
Proceeds from long-term FHLB advances	—	33,100
Repayments of long-term FHLB advances	(15,876)	(9,713)
Proceeds from short-term FHLB advances	5,000	—
Cash dividends paid on common stock	(912)	(715)
Stock options exercised	166	11
Net cash provided by financing activities	21,903	31,877

Net increase (decrease) in cash and cash equivalents	6,063	(13,753)

Cash and cash equivalents at beginning of period	28,229	49,769

Cash and cash equivalents at end of period	$34,292	$36,016

Supplemental cash flow information:
Interest paid on deposits	$1,477	$1,415
Interest paid on borrowings	622	559
Income taxes paid	212	299
Transfers from loans to other real estate owned	—	195

See accompanying notes to unaudited consolidated financial statements.

CHICOPEE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2016 and 2015

1. Basis of Presentation

Chicopee Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Chicopee Savings Bank (the “Bank”) and Chicopee Funding Corporation (collectively, the “Company”). The Corporation was formed on March 14, 2006 and became the holding company for the Bank upon completion of the Bank’s conversion from a mutual savings bank to a stock savings bank.  The conversion of the Bank was completed on July 19, 2006.  The accounts of the Bank include its wholly-owned subsidiaries and a 99% owned subsidiary.  The consolidated financial statements of the Company as of June 30, 2016 and for the periods ended June 30, 2016 and 2015 included herein are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

The results for the six months ended June 30, 2016 are not necessarily indicative of the operating results for a full year.

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

Earnings per share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except share data )	2016	2015	2016	2015
Net income	$221	$742	$918	$1,056

Average number of shares issued	7,439,368	7,439,368	7,439,368	7,439,368
Less: average number of treasury shares	(2,217,029)	(2,168,346)	(2,221,745)	(2,168,521)
Less: average number of unallocated ESOP shares	(297,575)	(327,332)	(297,575)	(327,332)
Less: average number of outstanding restricted stock awards	—	(400)	(152)	(550)

Adjusted weighted average number of common shares outstanding	4,924,764	4,943,290	4,919,896	4,942,965
Plus: dilutive outstanding restricted stock awards	—	122	146	228
Plus: dilutive outstanding stock options	121,298	75,189	119,749	72,510
Weighted average number of diluted shares outstanding	5,046,062	5,018,601	5,039,791	5,015,703

Net income per share:
Basic-common stock	$0.04	$0.15	$0.19	$0.21
Basic-unvested share-based payment awards	$0.04	$0.15	$0.19	$0.21

Diluted-common stock	$0.04	$0.15	$0.18	$0.21
Diluted-unvested share-based payment awards	$0.04	$0.15	$0.18	$0.21

There were 634,000 stock options that were not included in the calculation of diluted earnings per share for the six months ended June 30, 2016 because the effect was anti-dilutive. There were 87,000 stock options that were not included in the calculation of diluted earnings per share for the six months ended June 30, 2015 because the effect was anti-dilutive.

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

The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the six month periods ended June 30, 2016 or 2015.

A summary of options under the Plan as of June 30, 2016, and changes during the six months ended June 30, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2015	646,098	$14.55	2.79	$1,800
Exercised	(11,600)	14.29	1.07	43
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2016	634,498	$14.56	2.31	$2,348
Exercisable at June 30, 2016	588,897	$14.45	2.00	$2,245
Exercisable at June 30, 2015	570,097	$14.39	2.76	$1,547

The weighted-average grant-date fair value of the options outstanding and exercisable at June 30, 2016 was $3.81 and $3.83, respectively. For the six months ended June 30, 2016, share based compensation expense applicable to options granted under the Plan was $51,000. For the six months ended June 30, 2015, share based compensation expense applicable to options granted under the Plan was $53,000. As of June 30, 2016, unrecognized stock-based compensation expense related to non-vested options amounted to $110,000. This amount is expected to be recognized over a period of 1.31 years.

Stock Awards

The Plan provides that the Company may grant stock awards to its directors, officers and employees for up to 297,574 shares of common stock. The stock awards vest 20% per year beginning on the first anniversary of the date of grant. The fair market value of the stock awards, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $1,000 and $3,000 for each of the six month periods ended June 30, 2016 and 2015, respectively. There were no stock awards granted prior to July 1, 2007. There were no stock awards granted by the Company during the six months ended June 30, 2016 and 2015. The Company granted 2,000 stock awards during the year ended December 31, 2011 with a grant price of $14.08. As of June 30, 2016, there was no unrecognized stock-based compensation expense related to non-vested restricted stock awards.

A summary of the status of the Company’s stock awards as of June 30, 2016, and changes during the six months ended June 30, 2016, is as follows:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2015	400	$14.08
Vested	400	14.08
Outstanding at June 30, 2016	—	$—

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

A total of 150,000 phantom stock units are available for awards under the Phantom Stock Plan. The only awards that may be granted under the Phantom Stock Plan are Phantom Stock Units. A Phantom Stock Unit represents the right to receive a cash payment on the determination date equal to the book value of a share of the Company’s stock on the determination date. The settlement of a Phantom Stock Unit on the determination date shall be in cash. Unless the Compensation Committee of the Board of Directors of the Company determines otherwise, the required period of service for full vesting will be three years. The Company's total expense under the Phantom Stock Plan for the six months ended June 30, 2016 and 2015, was $140,000 and $13,000, respectively. There were 11,365 phantom stock units granted during the six months ended June 30, 2016. There were no phantom stock units granted during the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, 14,308 and 7,016 phantom stock units were outstanding.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

6.      Investment Securities

The following tables set forth, at the dates indicated, information regarding the amortized cost and fair value, with gross unrealized gains and losses, of the Company's investment securities:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$37	$—	$406
Total available-for-sale securities	$369	$37	$—	$406

Held-to-maturity securities:
Corporate and industrial revenue bonds	$31,472	$24	$—	$31,496
Collateralized mortgage obligations	119	3	—	122
Total held-to-maturity securities	$31,591	$27	$—	$31,618

Non-marketable securities:
Federal Home Loan Bank stock	$4,225	$—	$—	$4,225
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,408	$—	$—	$4,408

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
Marketable equity securities	$369	$57	$—	$426
Total available-for-sale securities	$369	$57	$—	$426

Held-to-maturity securities:
Corporate and industrial revenue bonds	$32,029	$700	$—	$32,729
Collateralized mortgage obligations	200	6	—	206
Total held-to-maturity securities	$32,229	$706	$—	$32,935

Non-marketable securities:
Federal Home Loan Bank stock	$4,764	$—	$—	$4,764
Banker's Bank Northeast stock	183	—	—	183
Total non-marketable securities	$4,947	$—	$—	$4,947

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations are allocated to maturity categories according to final maturity date.

	Held-to-maturity
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one year through five years	7,771	7,963
Due after five years through ten years	6,458	6,413
Due after ten years	17,362	17,242
Total	$31,591	$31,618

There were no sales of available-for-sale securities during the six months ended June 30, 2016 and 2015.

Management conducts, at least on a monthly basis, a review of its investment portfolio including available-for-sale and held-to-maturity securities to determine if the fair value of any security has declined below its cost or amortized cost and whether such security is other-than-temporarily impaired.

Unrealized Losses on Investment Securities
There were no continuous unrealized losses as of June 30, 2016 and December 31, 2015.

Non-Marketable Securities
The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on the Company’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. The Company’s investment in FHLB stock totaled $4.2 million and $4.8 million at June 30, 2016 and December 31, 2015, respectively.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. For each of the six months ended June 30, 2016 and 2015, the Company received $83,000 and $35,000, respectively, in dividend income from its FHLB stock investment.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. There have not been any impairment losses recorded through June 30, 2016 and the Company will continue to monitor its FHLB stock investment.

Banker’s Bank Northeast (BBN) stock is reported under other assets in the consolidated statement of financial condition and is carried at cost. The BBN stock investment is evaluated for impairment based on an estimate of the ultimate recovery to par value. As of June 30, 2016 and December 31, 2015, the Company’s investment in BBN totaled $183,000. There have not been any impairment losses recorded through June 30, 2016 and the Company will continue to monitor its BBN stock investment.

7.      Loans and Allowance for Loan Losses

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
Residential	$133,980	22.2%	$127,610	21.8%
Home equity	41,868	6.9%	39,554	6.8%
Commercial	297,673	49.3%	287,849	49.1%
Total	473,521	78.4%	455,013	77.7%

Construction-residential	6,936	1.2%	8,490	1.5%
Construction-commercial	50,077	8.3%	48,128	8.2%
Total	57,013	9.5%	56,618	9.7%

Total real estate loans	530,534	87.9%	511,631	87.4%

Consumer loans	2,646	0.4%	2,516	0.4%
Commercial and industrial loans	70,927	11.7%	71,530	12.2%
Total loans	604,107	100.0%	585,677	100.0%

Deferred loan origination costs, net	932		897
Allowance for loan losses	(5,743)		(5,615)
Loans, net	$599,296		$580,959

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s consolidated statements of financial condition. The Company and participating lenders share proportionally, based on participating agreements, any gains or losses that may result from the borrowers lack of compliance with the terms of the loan. The Company continues to service the loans on behalf of the participating lenders. At June 30, 2016 and December 31, 2015, the Company was servicing loans for participating lenders totaling $20.9 million and $23.7 million, respectively.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company sold $819,000 and $1.2 million in residential real estate loans to the secondary market during the six month periods ended June 30, 2016 and 2015, respectively. The unpaid principal balance of residential real estate loans serviced for others was $79.8 million at June 30, 2016 and $82.1 million at December 31, 2015. Management expects to continue to retain servicing rights on all loans written and sold in the secondary market.

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

Loss. Assets rated in this category are considered uncollectible and are charged off against the allowance for loan losses.

The following table presents an analysis of total loans segregated by risk rating and segment as of June 30, 2016:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$61,962	$44,823	$284,821	$391,606
Special mention	5,852	5,041	8,346	19,239
Substandard	3,113	213	4,506	7,832
Total commercial loans	$70,927	$50,077	$297,673	$418,677

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$129,684	$6,936		$136,620
Nonperforming	4,296	—		4,296
Total residential loans (1)	$133,980	$6,936		$140,916

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,631	$41,587		$44,218
Nonperforming	15	281		296
Total consumer loans	$2,646	$41,868		$44,514

(1) At June 30, 2016, the Company had a total of $252,000 in residential real estate loans in the process of foreclosure.

The following table presents an analysis of total loans segregated by risk rating and segment as of December 31, 2015:

	Commercial Credit Risk Exposure
	Commercial and Industrial	Commercial Construction	Commercial Real Estate	Total
	(In Thousands)
Pass	$63,499	$42,585	$275,628	$381,712
Special mention	4,163	5,330	8,454	17,947
Substandard	3,868	213	3,767	7,848
Total commercial loans	$71,530	$48,128	$287,849	$407,507

	Residential Credit Risk Exposure
	Residential Real Estate	Residential Construction		Total
	(In Thousands)
Performing	$123,697	$8,490		$132,187
Nonperforming	3,913	—		3,913
Total residential loans (1)	$127,610	$8,490		$136,100

	Consumer Credit Risk Exposure
	Consumer	Home Equity		Total
	(In Thousands)
Performing	$2,516	$39,366		$41,882
Nonperforming	—	188		188
Total consumer loans	$2,516	$39,554		$42,070

(1) At December 31, 2015, the Company had a total of $63,000 in residential real estate loans in the process of foreclosure.

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

Consumer loans. Generally all loans are automatically considered for charge-off at 90 to 120 days past due from the contractual due date, unless there is liquid collateral in hand sufficient to repay principal and interest in full.

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

During the six months ended June 30, 2016, there were no changes in the Company's allowance methodology related to the qualitative or quantitative factors.

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2016:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2016	$730	$81	$3,037	$772	$841	$28	$195	$5,684
Provision for (reduction of) loan losses	(26)	(8)	46	43	(12)	23	55	121
Recoveries	—	—	—	—	9	—	1	10
Loans charged off	(32)	—	—	—	(19)	(21)	—	(72)
Balance as of June 30, 2016	$672	$73	$3,083	$815	$819	$30	$251	$5,743

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2016:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2015	$658	$89	$3,012	$783	$856	$31	$186	$5,615
Provision for (reduction of) loan losses	29	(16)	71	32	(36)	35	61	176
Recoveries	17	—	—	—	18	—	4	39
Loans charged off	(32)	—	—	—	(19)	(36)	—	(87)
Balance as of June 30, 2016	$672	$73	$3,083	$815	$819	$30	$251	$5,743

Allowance for loan losses
Collectively evaluated for impairment	$535	$73	$3,045	$815	$727	$30	$194	$5,419
Individually evaluated for impairment	137	—	38	—	92	—	57	324
Total ending balance	$672	$73	$3,083	$815	$819	$30	$251	$5,743

Total loans
Collectively evaluated for impairment	$129,684	$6,936	$295,775	$49,864	$68,257	$2,646	$41,587	$594,749
Individually evaluated for impairment	4,296	—	1,898	213	2,670	—	281	9,358
Total ending balance	$133,980	$6,936	$297,673	$50,077	$70,927	$2,646	$41,868	$604,107

The following table presents the allowance for loan losses and select loan information as of and for the year ended December 31, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	306	(18)	403	177	4	24	45	941
Recoveries	27	—	3	38	12	29	4	113
Loans charged off	(161)	—	(93)	—	(39)	(57)	(16)	(366)
Balance as of December 31, 2015	$658	$89	$3,012	$783	$856	$31	$186	$5,615

Allowance for loan losses
Collectively evaluated for impairment	$513	$89	$2,988	$783	$746	$31	$185	$5,335
Individually evaluated for impairment	145	—	24	—	110	—	1	280
Total ending balance	$658	$89	$3,012	$783	$856	$31	$186	$5,615

Total loans
Collectively evaluated for impairment	$123,697	$8,490	$286,519	$47,915	$68,765	$2,516	$39,366	$577,268
Individually evaluated for impairment	3,913	—	1,330	213	2,765	—	188	8,409
Total ending balance	$127,610	$8,490	$287,849	$48,128	$71,530	$2,516	$39,554	$585,677

The following table presents the allowance for loan losses and select loan information as of and for the three months ended June 30, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of March 31, 2015	$546	$100	$2,849	$651	$850	$36	$152	$5,184
Provision for (reduction of) loan losses	24	(40)	291	(59)	(31)	3	19	207
Recoveries	—	—	1	38	4	6	1	50
Loans charged off	—	—	(3)	—	(9)	(14)	(16)	(42)
Balance as of June 30, 2015	$570	$60	$3,138	$630	$814	$31	$156	$5,399

The following table presents the allowance for loan losses and select loan information as of and for the six months ended June 30, 2015:

	Residential Real Estate	Residential Construction	Commercial Real Estate	Commercial Construction	Commercial and Industrial	Consumer Loans	Home Equity	Total
Allowance for loan losses	(In Thousands)
Balance as of December 31, 2014	$486	$107	$2,699	$568	$879	$35	$153	$4,927
Provision for (reduction of) loan losses	169	(47)	444	24	(7)	7	17	607
Recoveries	—	—	1	38	4	14	2	59
Loans charged off	(85)	—	(6)	—	(62)	(25)	(16)	(194)
Balance as of June 30, 2015	$570	$60	$3,138	$630	$814	$31	$156	$5,399

Allowance for loan losses
Collectively evaluated for impairment	$525	$60	$3,112	$630	$784	$31	$155	$5,297
Individually evaluated for impairment	45	—	26	—	30	—	1	102
Total ending balance	$570	$60	$3,138	$630	$814	$31	$156	$5,399

Total loans
Collectively evaluated for impairment	$122,101	$5,732	$289,786	$36,854	$71,223	$2,599	$35,247	$563,542
Individually evaluated for impairment	3,224	—	2,032	734	1,663	—	183	7,836
Total ending balance	$125,325	$5,732	$291,818	$37,588	$72,886	$2,599	$35,430	$571,378

Impairment

The following table presents a summary of information pertaining to impaired loans by segment as of and for the three months ended June 30, 2016:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,588	$2,795	$2,507	$—	$23
Residential construction	—	—	—	—	—
Commercial real estate	1,260	1,910	1,092	—	20
Commercial construction	213	213	213	—	3
Commercial and industrial	2,190	2,190	2,152	—	21
Consumer	—	—	—	—	—
Home equity	106	107	134	—	1
Total	$6,357	$7,215	$6,098	$—	$68

Impaired loans with a valuation allowance:
Residential real estate	$1,708	$1,709	$1,800	$137	$18
Residential construction	—	—	—	—	—
Commercial real estate	638	638	528	38	9
Commercial construction	—	—	—	—	—
Commercial and industrial	480	480	483	92	3
Consumer	—	—	—	—	—
Home equity	175	174	126	57	1
Total	$3,001	$3,001	$2,937	$324	$31

Total impaired loans:
Residential real estate	$4,296	$4,504	$4,307	$137	$41
Residential construction	—	—	—	—	—
Commercial real estate	1,898	2,548	1,620	38	29
Commercial construction	213	213	213	—	3
Commercial and industrial	2,670	2,670	2,635	92	24
Consumer	—	—	—	—	—
Home equity	281	281	260	57	2
Total	$9,358	$10,216	$9,035	$324	$99

The $9.4 million of impaired loans include $7.0 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2016:

	Recorded Investment	Unpaid Balance	Average Recorded Investment	Related Allowance	Interest Income Recognized
	(In Thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,588	$2,795	$2,425	$—	$52
Residential construction	—	—	—	—	—
Commercial real estate	1,260	1,910	1,031	—	34
Commercial construction	213	213	213	—	6
Commercial and industrial	2,190	2,190	2,186	—	43
Consumer	—	—	—	—	—
Home equity	106	107	129	—	2
Total	$6,357	$7,215	$5,984	$—	$137

Impaired loans with a valuation allowance:
Residential real estate	$1,708	$1,709	$1,750	$137	$43
Residential construction	—	—	—	—	—
Commercial real estate	638	638	493	38	17
Commercial construction	—	—	—	—	—
Commercial and industrial	480	480	492	92	10
Consumer	—	—	—	—	—
Home equity	175	174	107	57	3
Total	$3,001	$3,001	$2,842	$324	$73

Total impaired loans:
Residential real estate	$4,296	$4,504	$4,175	$137	$95
Residential construction	—	—	—	—	—
Commercial real estate	1,898	2,548	1,524	38	51
Commercial construction	213	213	213	—	6
Commercial and industrial	2,670	2,670	2,678	92	53
Consumer	—	—	—	—	—
Home equity	281	281	236	57	5
Total	$9,358	$10,216	$8,826	$324	$210

The $9.4 million of impaired loans include $7.0 million of non-accrual loans. The remaining impaired loans are TDRs or loans for which the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents a summary of information pertaining to impaired loans by segment as of and for the six months ended June 30, 2015:

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

The following table presents an aging analysis of past due loans and non-accrual loans at June 30, 2016:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$529	$47	$261	$837	$133,143	$133,980	$3,701
Residential construction	—	—	—	—	6,936	6,936	—
Commercial real estate	796	400	225	1,421	296,252	297,673	1,658
Commercial construction	—	—	—	—	50,077	50,077	213
Commercial and industrial	155	404	461	1,020	69,907	70,927	1,196
Consumer	15	—	1	16	2,630	2,646	15
Home equity	82	—	58	140	41,728	41,868	251
Total	$1,577	$851	$1,006	$3,434	$600,673	$604,107	$7,034

The following table presents an aging analysis of past due loans and non-accrual loans at December 31, 2015:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans on Nonaccrual
	(In Thousands)
Residential real estate	$2,396	$514	$196	$3,106	$124,504	$127,610	$3,355
Residential construction	—	—	—	—	8,490	8,490	—
Commercial real estate	786	71	413	1,270	286,579	287,849	1,330
Commercial construction	245	—	—	245	47,883	48,128	213
Commercial and industrial	139	72	360	571	70,959	71,530	1,276
Consumer	9	—	—	9	2,507	2,516	18
Home equity	87	47	71	205	39,349	39,554	205
Total	$3,662	$704	$1,040	$5,406	$580,271	$585,677	$6,397

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

During the six months ended June 30, 2016, the Company had three TDRs that had defaulted and had been modified within the previous twelve month period. During the six months ended June 30, 2015, the Company had no TDRs that had defaulted and had been modified within the previous twelve month period. TDR loans are considered defaulted at 90 days past due.

The Company did not have any new TDR activity during the three months ended June 30, 2016, or during the three and six months ended June 30, 2015.

The following table provides new TDR activity by segment during the period indicated:

For the Six Months Ended June 30, 2016	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(In Thousands)
Residential real estate	2	$432	$437
Residential construction	—	—	—
Commercial real estate	1	—	—
Commercial construction	—	49	49
Commercial and industrial	—	—	—
Consumer	—	—	—
Home equity	—	—	—
Total	3	$481	$486

The following is a summary of TDR loans by segment as of the dates indicated:

	As of June 30, 2016		As of December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In Thousands)
Residential real estate	6	$1,274	4	$847
Residential construction	—	—	—	—
Commercial real estate	3	355	3	442
Commercial construction	—	—	—	—
Commercial and industrial	2	228	3	236
Consumer	—	—	—	—
Home equity	2	67	2	69
Total	13	$1,924	12	$1,594

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

Assets measured at fair value as of June 30, 2016 and December 31, 2015 on a recurring basis are summarized below:

	Fair Value Measurements Using
	June 30, 2016	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$406	$406	$—	$—
Total equity securities	$406	$406	$—	$—

	Fair Value Measurements Using
	December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
Assets (market approach)	(Dollars In Thousands)
Available-for-sale securities:
Equity securities by industry type:
Financial	$426	$426	$—	$—
Total equity securities	$426	$426	$—	$—

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements Using
	June 30, 2016	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$4,300	$—	$—	$4,300
Other real estate owned	1,061	—	1,061	—
Loans held for sale	596	—	596	—
Mortgage servicing rights	158	—	158	—
Impaired loans are presented net of their related specific reserves of $324,000 and charge offs of $858,000 as of June 30, 2016.

	Fair Value Measurements Using
	December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Assets
Impaired loans	$3,614	$—	$—	$3,614
Other real estate owned	1,435	—	1,435	—
Loans held for sale	296	—	296	—
Mortgage servicing rights	192	—	192	—

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

The carrying amounts and estimated fair values for financial instruments as of June 30, 2016 and December 31, 2015 were as follows:

		Fair Value Using
	Carrying Amount at June 30, 2016	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$34,292	$34,292	$—	$—
Available-for-sale securities	406	406	—	—
Held-to-maturity securities	31,591	—	31,618	—
FHLB stock	4,225	—	4,225	—
Loans held for sale	596	—	596	—

Loans:
Residential real estate	133,890	—	—	136,620
Residential construction	6,863	—	—	6,839
Commercial real estate	294,940	—	—	297,644
Commercial construction	49,262	—	—	49,496
Commercial and industrial	70,108	—	—	70,339
Consumer	2,616	—	—	2,825
Home equity	41,617	—	—	41,622
Net loans	599,296	—	—	605,385

Accrued interest and dividends receivable	1,728	—	1,728	—
Mortgage servicing rights	158	—	458	—

Financial liabilities:
Deposits	$540,634	$—	$541,744	$—
FHLB advances	70,454	—	71,441	—
Accrued interest payable	94	—	94	—

		Fair Value Using
	Carrying Amount at December 31, 2015	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Determined Fair Value (Level 3)
	(Dollars In Thousands)
Financial assets:
Cash and cash equivalents	$28,229	$28,229	$—	$—
Available-for-sale securities	426	426	—	—
Held-to-maturity securities	32,229	—	32,935	—
FHLB stock	4,764	—	4,764	—
Loans held for sale	296	—	296	—

Loans:
Residential real estate	127,551	—	—	129,514
Residential construction	8,401	—	—	8,365
Commercial real estate	285,135	—	—	283,566
Commercial construction	47,345	—	—	47,480
Commercial and industrial	70,674	—	—	71,090
Consumer	2,485	—	—	2,657
Home equity	39,368	—	—	39,273
Net loans	580,959	—	—	581,945

Accrued interest and dividends receivable	1,668	—	1,668	—
Mortgage servicing rights	192	—	517	—

Financial liabilities:
Deposits	$507,109	$—	$507,493	$—
FHLB advances	81,330	—	81,646	—
Accrued interest payable	109	—	109	—

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

Pursuant to the Agreement and Plan of Merger between the Company and Westfield Financial, Inc. ("Westfield Financial") dated April 4, 2016, the Company may not repurchase any shares of its common stock without the prior written consent of Westfield Financial.

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

On April 4, 2016, the Company, and Westfield Financial, the holding company for Westfield Bank (“Westfield Bank”), entered into an Agreement and Plan of Merger pursuant to which (i) the Company will merge with and into Westfield Financial, the separate corporate existence of the Company will thereupon cease and Westfield Financial will continue as the surviving corporation (the “Merger”), and (ii) it is anticipated that the Bank will merge with and into Westfield Bank, the separate corporate existence of the Bank will thereupon cease and Westfield Bank will continue as the surviving corporation. The consummation of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Merger by the stockholders of the Company. The Merger is currently expected to be completed early in the fourth quarter of 2016.

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

On July 22, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per share of its common stock to stockholders of record as of the close of business on August 5, 2016, payable on or about August 19, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of Chicopee Bancorp Inc. ("the Company") at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General
Chicopee Savings Bank ("the Bank"), a subsidiary of the Company, is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area.  We attract deposits from the general public and use such funds to originate primarily one- to four-family residential real estate loans, commercial real estate loans, commercial loans, multi-family loans, construction loans and consumer loans.  At June 30, 2016, we operated out of our main office, lending and operations center, and eight branch offices located in Chicopee, Ludlow, South Hadley, Ware, and West Springfield. All of our offices are located in Western Massachusetts.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $23.2 million, or 3.4%, from $678.6 million at December 31, 2015 to $701.8 million at June 30, 2016. The increase in total assets was primarily due to the $18.3 million, or 3.2%, increase in net loans, and the $6.1 million, or 21.5%, increase in cash and cash equivalents, partially offset by the decrease in investments of $658,000, or 2.0%. Net loans increased from $581.0 million, or 85.6% of total assets, as of December 31, 2015 to $599.3 million, or 85.4% of total assets, as of June 30, 2016.

The $18.3 million, or 3.2%, increase in net loans was due to an increase of $9.8 million, or 3.4%, in commercial real estate loans, an increase of $6.4 million, or 5.0%, in one- to four-family real estate loans, an increase of $2.3 million, or 5.8%, in home equity loans, an increase of $395,000, or 0.7%, in construction loans, and an increase of $130,000, or 5.2%, in consumer loans. These increases were partially offset by a decrease of $603,000, or 0.8%, in commercial and industrial loans. In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, the Company continues to sell fixed rate, low coupon residential real estate loans to the secondary market. The Company currently services $79.3 million in loans sold to the secondary market. In order to service our customers, the servicing rights will continue to be retained on all loans written and sold in the secondary market.

The held-to-maturity investment portfolio decreased $638,000, or 2.0%, from $32.2 million at December 31, 2015 to $31.6 million at June 30, 2016. The fair value of available-for-sale securities decreased $20,000, or 4.7%, from $426,000 at December 31, 2015 to $406,000 at June 30, 2016.

Total deposits increased $33.5 million, or 6.6%, from $507.1 million at December 31, 2015 to $540.6 million at June 30, 2016. Core deposits, which we consider to include all deposits except for certificates of deposit, increased $27.5 million, or 8.7%, from $316.2 million at December 31, 2015 to $343.8 million at June 30, 2016. Demand deposits increased $14.0 million, or 13.7%, to $116.5 million, NOW accounts increased $1.7 million, or 3.8%, to $47.0 million, savings accounts increased $2.5 million, or 4.8%, to $54.9 million and money market accounts increased $9.2 million, or 7.9%, to $125.5 million. Certificates of deposit increased $6.0 million, or 3.1%, from $190.9 million at December 31, 2015 to $196.9 million at June 30, 2016.

The Company utilizes borrowings from a variety of sources to supplement its supply of funds for loans and investments to manage liquidity and interest rate risk. FHLB advances decreased $10.9 million, or 13.4%, from $81.3 million at December 31, 2015 to $70.5 million at June 30, 2016 as a portion of excess funds was used to pay off maturing advances.

Stockholders’ equity was $89.8 million, or 12.8% of total assets, at June 30, 2016 compared to $89.3 million, or 13.2% of total assets, at December 31, 2015. The Company’s stockholders’ equity increased as a result of net income of $918,000 for the six months ended June 30, 2016, a decrease in treasury stock of $158,000, or 0.5%, due to the release of 11,600 shares to fund employee stock option exercises, an allocation of unearned compensation of $150,000, or 5.0%, and an increase in additional paid-in-capital of $178,000, or 4.3%, related to stock option exercises and ESOP shares, partially offset by the $912,000 in cash dividends paid during the six months ended June 30, 2016. The Company’s book value per share increased by $0.06, or 0.35%, from $17.13 at December 31, 2015 to $17.19 at June 30, 2016.

Allowance for Loan Losses

Following is the activity in the allowance for loan losses and related ratios as of and for the periods indicated:

	At or for the Six Months Ended June 30,
	2016	2015
	(Dollars In Thousands)
Allowance for loan losses, beginning of period:	$5,615	$4,927
Charged off loans:
Residential real estate	(32)	(85)
Construction	—	—
Commercial real estate	—	(6)
Commercial and industrial	(19)	(62)
Home equity	—	(16)
Consumer	(36)	(25)
Total charged off loans	(87)	(194)

Recoveries on loans previously charged off:
Residential real estate	17	—
Construction	—	38
Commercial real estate	—	1
Commercial and industrial	18	4
Home equity	4	2
Consumer	—	14
Total recoveries	39	59
Net loan charge offs	(48)	(135)
Provision for loan losses	176	607
Allowance for loan losses, end of period	$5,743	$5,399

Ratios:
Net loan charge offs to total average loans	0.01%	0.02%

Allowance for loan losses to total loans (1)	0.95%	0.94%

Allowance for loan losses to nonperforming loans (2)	81.63%	85.47%

Recoveries to charge offs	44.83%	30.41%

Net loans charged off to allowance for loan losses	0.84%	2.50%

(1)	Total loans includes net loans plus the allowance for loan losses, excludes deferred loan origination costs.

(2)
Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal. At June 30, 2016, the Company had thirteen troubled debt restructured loans totaling $1.9 million, of which seven totaling $991,000 were included in nonperforming loans. Six of the thirteen restructured loans totaling $933,000 were performing as modified and on accrual status. At June 30, 2015, the Company had thirteen troubled debt restructured loans totaling $1.8 million, of which eight totaling $495,000 were included in nonperforming loans. Five of the thirteen restructured loans totaling $1.3 were performing as modified and on accrual status.

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

At June 30, 2016, the allowance for loan losses represented 0.95% of total loans and 81.6% of nonperforming loans. The allowance for loan losses increased $128,000, or 2.3%, from $5.6 million at December 31, 2015 to $5.7 million at June 30, 2016. The increase of $128,000 was due to the $176,000 provision for loan losses, offset by charge-offs of $87,000 and recoveries of $39,000.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars In Thousands)
Nonaccrual loans (3):
Residential real estate	$3,701	$3,355
Commercial real estate	1,658	1,330
Commercial construction	213	213
Commercial and industrial	1,196	1,276
Home equity	251	205
Consumer	15	18
Total nonaccrual loans	7,034	6,397
Other real estate owned	1,061	1,435
Total nonperforming assets	$8,095	$7,832

Ratios:
Total nonperforming loans as a percentage of total loans (1)	1.16%	1.09%

Total nonperforming assets as a percentage of total assets (2)	1.15%	1.15%

(1)	Total loans equals net loans plus the allowance for loan losses, and excludes deferred loan origination costs.

(2)
Nonperforming assets consist of OREO and nonperforming loans including nonperforming TDRs. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(3)
Loans are placed on nonaccrual status either when reasonable doubt exists as to the timely collection of principal and interest or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. At June 30, 2016, there were no loans that were over 90 days delinquent and still accruing interest.

At June 30, 2016, nonperforming loans increased $637,000, or 10.0%, to $7.0 million from $6.4 million at December 31, 2015. The increase in nonperforming loans is primarily due to an increase of $346,000, or 10.3%, in residential real estate loans, an increase of $328,000, or 24.7%, in commercial real estate loans, and an increase of $46,000, or 22.4%, in home equity loans, partially offset by a decrease of $80,000, or 6.3%, in commercial and industrial loans and a decrease of $3,000, or 16.7%, in consumer loans. Loans that are less than 90 days past due and were previously on nonaccrual continue to be on nonaccrual status until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At June 30, 2016, other real estate owned decreased $374,000, or 26.1%, to $1.1 million.

Asset quality continues to be the top focus for management and we continue to proactively work to resolve problem loans as they arise. Management continues to monitor the loan portfolio to minimize any further deterioration in the collateral that could result in future losses.

Deposits

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2016		December 31, 2015
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
Deposit Type:		(Dollars In Thousands)
Demand deposits	$116,463	21.5%	$102,424	20.2%
NOW accounts	46,967	8.7%	45,228	8.9%
Savings accounts	54,872	10.2%	52,359	10.3%
Money market deposit accounts	125,459	23.2%	116,226	22.9%
Total core deposits	343,761	63.6%	316,237	62.4%
Certificates of deposit	196,873	36.4%	190,872	37.6%
Total deposits	$540,634	100.0%	$507,109	100.0%

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General

The Company reported net income of $221,000, or $0.04 basic earnings per share, for the three months ended June 30, 2016, a decrease of $521,000, or 70.2%, from net income of $742,000, or $0.15 basic earnings per share, for the same period in 2015. Earnings for the three months ended June 30, 20165 were impacted by the $775,000 in merger related expenses relating to the pending merger with Westfield Financial. Excluding non-tax deductible merger related expenses of $775,000, or $0.16 per basic share, the Company would have reported pre-tax income of $1.4 million for the three months ended June 30, 2016, compared to pre-tax income of $1.0 million for the three months ended June 30, 2015, an increase of $346,000, or 33.9%. The decrease in net income was also due to the $92,000, or 33.1%, increase in income tax expense. The increase in income tax expense was due to the higher level of taxable income due to the non-deductible merger related expenses during the three months ended June 30, 2016. The increase in non-interest expense was partially offset by the $256,000, or 4.9%, increase in net interest income, the decrease in the provision for loan losses of $86,000, or 41.5%, and an increase in non-interest income of $43,000, or 5.7%.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$36,364	$619	6.85%	$37,950	$619	6.54%
Loans:
Residential real estate	134,369	1,236	3.70%	124,010	1,191	3.85%
Home equity	40,723	306	3.02%	35,000	271	3.11%
Commercial real estate	293,154	3,252	4.46%	281,614	3,199	4.56%
Residential construction	7,594	68	3.60%	6,201	60	3.88%
Commercial construction	49,660	532	4.31%	37,023	381	4.13%
Consumer	2,503	40	6.43%	2,578	42	6.53%
Commercial and industrial	69,421	709	4.11%	72,600	733	4.05%
Total loans (2)	597,424	6,143	4.14%	559,026	5,877	4.22%
Other interest-earning assets	24,067	28	0.47%	28,686	20	0.28%
Total interest-earning assets	657,855	6,790	4.15%	625,662	6,516	4.18%
Non-interest earning assets	42,364			42,674
Less: Allowance for loan losses	(5,666)			(5,243)
Total assets	$694,553			$663,093
Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$119,210	$76	0.26%	$122,166	$74	0.24%
Savings accounts (3)	53,860	14	0.10%	52,064	14	0.10%
NOW accounts	46,389	75	0.65%	42,775	72	0.68%
Certificates of deposit	197,079	585	1.19%	178,509	543	1.22%
Total interest-bearing deposits	416,538	750	0.72%	395,514	703	0.71%
Federal Home Loan Bank advances	72,490	297	1.65%	82,690	317	1.54%
Total interest-bearing borrowings	72,490	297	1.65%	82,690	317	1.54%
Total interest-bearing liabilities	489,028	1,047	0.86%	478,204	1,020	0.86%
Demand deposits	114,439			95,348
Other non-interest bearing liabilities	785			552
Total liabilities	604,252			574,104
Total stockholders' equity	90,301			88,989
Total liabilities and stockholders' equity	$694,553			$663,093
Net interest-earning assets	$168,827			$147,458

Net interest income (fully-taxable equivalent)		5,743			5,496
Less: tax equivalent adjustment (1)		(234)			(243)
Net interest income		$5,509			$5,253
Net interest rate spread (fully-taxable equivalent) (4)			3.29%			3.32%

Net interest margin (fully-taxable equivalent) (5)			3.51%			3.52%

Ratio of interest earning assets to interest-bearing liabilities			134.52%			130.84%

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

Net interest income, on a tax equivalent basis, increased $247,000, or 4.5%, to $5.7 million for the three months ended June 30, 2016, compared to the three months ended 2015. Net interest margin, on a tax equivalent basis, decreased one basis point from 3.52% for the three months ended June 30, 2015 to 3.51% for the three months ended June 30, 2016.

Interest and dividend income, on a tax equivalent basis, increased $274,000, or 4.21%, from $6.5 million for the three months ended June 30, 2015 to $6.8 million for the three months ended June 30, 2016. Average interest-earning assets increased $32.2 million, or 5.1%, from $625.7 million for the three months ended June 30, 2015 to $657.9 million for the three months ended June 30, 2016. Average loans increased $38.4 million, or 6.9%, primarily due to the increase in average commercial construction loans of $12.6 million, or 34.1%, an increase in average commercial real estate loans of $11.5 million, or 4.1%, and an increase in average residential real estate loans of $10.4 million, or 8.4%. Average investment securities decreased $1.6 million, or 4.2%. Other interest earning assets, consisting of overnight funds, decreased $4.6 million, or 16.1%. The tax equivalent yield on average interest-earning assets decreased three basis points to 4.15% for the three months ended June 30, 2016, primarily as a result of lower market rates of interest.

Total interest expense increased $27,000, or 2.6%, to $1.0 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015, primarily due to the increase in interest expense of $47,000, or 6.7%, on deposits, partially offset by the decrease in interest expense of $20,000, or 6.3%, on FHLB advances. Average interest-bearing liabilities increased $10.8 million, or 2.3%, to $489.0 million for the three months ended June 30, 2016 from $478.2 million for the three months ended June 30, 2015. Rates paid on average interest-bearing liabilities remained unchanged at 0.86% for the three months ended June 30, 2016. The low interest rate environment led to a decrease in rates paid for certificates of deposit of three basis points from 1.22% for the three months ended June 30, 2015 to 1.19% for the three months ended June 30, 2016. The cost of FHLB advances increased 11 basis points from 1.54% for the three months ended June 30, 2015 to 1.65% for the three months ended June 30, 2016 due to the pay down of low cost FHLB advances.

Provision for Loan Losses

The provision for loan losses decreased $86,000, or 41.5%, to $121,000, for the three months ended June 30, 2016, compared to $207,000 for the three months ended June 30, 2015. The allowance for loan losses as a percentage of total loans increased from 0.94% at June 30, 2015 to 0.95% at June 30, 2016. The allowance for loan losses as a percentage of non-performing loans increased from 85.5% at June 30, 2015 to 81.6% at June 30, 2016. Non-performing loans increased $718,000, or 11.4%, from $6.3 million, or 1.11% of total loans, at June 30, 2015, to $7.0 million, or 1.16% of total loans, at June 30, 2016. Total delinquent loans decreased from 1.16% of total loans at June 30, 2015 to 0.57% at June 30, 2016.

Non-Interest Income

For the three months ended June 30, 2016, non-interest income of $791,000 increased $43,000, or 5.7%, from $748,000 for the three months ended June 30, 2015. The increase in non-interest income was due to the $49,000, or 8.4%, increase in income from service charges, fees and commissions, and a gain on the sale of other real estate owned (“OREO”) of $20,000, partially offset by a $17,000, or 22.1%, decrease in income from loan sales and servicing, net, and a decrease of $9,000, or 10.3%, in income from bank-owned life insurance ("BOLI") .

Non-Interest Expenses

Non-interest expense of $5.6 million for the three months ended June 30, 2016 increased $814,000, or 17.1%, compared to the same three months in 2015. The increase was primarily due to merger-related expenses of $775,000 due to the pending merger with Westfield Financial. Merger-related expenses include investment banking costs associated with a fairness opinion and legal fees for the drafting of the definitive merger agreement and regulatory approvals. Excluding the merger-related expenses, non-interest expense would have increased $39,000, or 0.8%, from $4.8 million for the three months ended June 30, 2015 to $4.8 million for the three months ended June 30, 2016. Salaries and benefits increased $130,000, or 5.1%, data processing increased $16,000, or 3.7%, advertising expense increased $16,000, or 11.1%, and occupancy expense increased $14,000, or 3.8%. These increases were partially offset by the decrease in professional fees of $74,000, or 36.6%, a decrease in foreclosure related expenses of $16,000, or 17.0%, a decrease in furniture and equipment of $13,000, or 7.7%, a decrease in FDIC insurance expense of $15,000, or 12.7%, and a decrease in other non-interest expense of $18,000, or 2.9%,

Income Taxes

Income tax expense increased $92,000, or 33.1% from $278,000 for the three months ended June 30, 2015 to $370,000 for the three months ended June 30, 2016. The majority of the Company’s merger-related expenses are non-deductible, which had the consequence of increasing its effective tax rate for the three months ended June 20, 2016 to 62.6%, compared to 27.2% for the three months ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General

The Company reported a decrease of $138,000, or 13.1%, in net income for the six months ended June 30, 2016, to $918,000, or $0.19 basic earnings per share, compared to $1.1 million, or $0.21 basic earnings per share, for the six months ended June 30, 2015. Earnings for the six months ended June 30, 2016 were impacted by $775,000 in merger related expenses relating to the pending merger with Westfield Financial. Excluding nondeductible merger-related expenses of $775,000, or $0.15 per diluted share, the Company would have reported pre-tax income of $2.4 million for the six months ended June 30, 2016 compared to pre-tax income of $1.4 million for the six months ended June 30, 2015 - an increase of $938,000, or 66.2%.

The decrease in net income was also due to the increase of $301,000, or 83.6%, in income tax expense, and was partially offset by the increase in net interest income of $672,000, or 6.5%, a decrease in provision for loan losses of $431,000, or 71.0%, and the $47,000, or 3.4%, increase in non-interest income.

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

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investments (1)	$36,718	$1,243	6.81%	$37,949	$1,239	6.58%
Loans:
Residential real estate	132,978	2,450	3.71%	122,627	2,341	3.85%
Home equity	40,057	599	3.01%	34,636	543	3.16%
Commercial real estate	290,000	6,428	4.46%	271,329	6,171	4.59%
Residential construction	7,616	138	3.64%	6,892	133	3.89%
Commercial construction	48,922	1,045	4.30%	36,413	750	4.15%
Consumer	2,482	79	6.40%	2,596	84	6.53%
Commercial and industrial	69,598	1,457	4.21%	72,950	1,459	4.03%
Total loans (2)	591,653	12,196	4.15%	547,443	11,481	4.23%
Other interest-earning assets	24,296	60	0.50%	31,166	39	0.25%
Total interest-earning assets	652,667	13,499	4.16%	616,558	12,759	4.17%
Non-interest earning assets	42,209			42,205
Less: Allowance for loan losses	(5,648)			(5,125)
Total assets	$689,228			$653,638
Interest-bearing liabilities:
Deposits:
Money market deposit accounts	$118,628	$147	0.25%	$119,375	$153	0.26%
Savings accounts (3)	53,303	27	0.10%	51,864	26	0.10%
NOW accounts	46,368	146	0.63%	42,535	143	0.68%
Certificates of deposit	194,918	1,157	1.19%	178,631	1,093	1.23%
Total interest-bearing deposits	413,217	1,477	0.72%	392,405	1,415	0.73%
Federal Home Loan Bank advances	74,629	603	1.62%	76,556	581	1.53%
Total interest-bearing liabilities	487,846	2,080	0.86%	468,961	1,996	0.86%
Demand deposits	110,461			95,328
Other non-interest bearing liabilities	794			525
Total liabilities	599,101			564,814
Total stockholders' equity	90,127			88,824
Total liabilities and stockholders' equity	$689,228			$653,638
Net interest-earning assets	$164,821			$147,597

Net interest income (fully-taxable equivalent)		11,419			10,763
Less: tax equivalent adjustment (1)		(470)			(486)
Net interest income		$10,949			$10,277
Net interest rate spread (fully-taxable equivalent) (4)			3.30%			3.31%

Net interest margin (fully-taxable equivalent) (5)			3.52%			3.52%

Ratio of interest earning assets to interest-bearing liabilities			133.79%			131.47%

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

Net interest income, on a tax equivalent basis, increased $656,000, or 6.1%, to $11.4 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Net interest margin, on a tax equivalent basis, remained unchanged at 3.52% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Interest and dividend income, on a tax equivalent basis, increased $740,000, or 5.8%, from $12.8 million for the six months ended June 30, 2015 to $13.5 million for the six months ended June 30, 2016. Average interest-earning assets increased $36.1 million, or 5.9%, from $616.6 million for the six months ended June 30, 2015 to $652.7 million for the six months ended June 30, 2016. Average loans increased $44.2 million, or 8.1%, primarily due to the increase in average commercial real estate loans of $18.7 million, or 6.9%, an increase in commercial construction loans of $12.5 million, or 34.4%, and an increase in residential real estate loans of $10.4 million, or 8.4%. Average investment securities decreased $1.2 million, or 3.2%. Other interest earning assets, consisting of overnight federal funds, decreased $6.9 million, or 22.0%. The tax equivalent yield on average interest-earning assets decreased one basis point from 4.17% for the six months ended June 30, 2015 to 4.16% for the six months ended June 30, 2016, primarily as a result of lower market rates of interest.

Total interest expense increased $84,000, or 4.2%, to $2.1 million for the six months ended June 30, 2016 from $2.0 million for the six months ended June 30, 2015, primarily due to the increase in interest expense of $62,000, or 4.4%, on deposits and an increase of $22,000, or 3.8%, in the cost of FHLB advances. Average interest-bearing liabilities increased $18.9 million, or 4.0%, to $487.8 million for the six months ended June 30, 2016 from $469.0 million for the six months ended June 30, 2015. Rates paid on average interest-bearing liabilities remained unchanged at 0.86% for the six months ended June 30, 2016, compared to the same period in 2015. The low interest rate environment led to a decrease in rates paid for certificates of deposit of four basis points from 1.23% for the six months ended June 30, 2015 to 1.19% for the six months ended June 30, 2016. The cost of FHLB advances increased nine basis points from 1.53% for the six months ended June 30, 2015 to 1.62% for the six months ended June 30, 2016 due to the pay down of relatively lower cost FHLB advances.

Provision for Loan Losses

The provision for loan losses decreased $431,000, or 71.0%, from $607,000 for the six months ended June 30, 2015 to $176,000 for the six months ended June 30, 2016. For the six months ended June 30, 2016, net charge-offs decreased $86,000, or 64.2%, to $48,000, or 0.01% of total average loans, from $134,000, or 0.02% of total average loans, for the six months ended June 30, 2015.

Non-Interest Income

Non-interest income increased $47,000, or 3.4%, from $1.4 million, or 0.43% of average assets, for the six months ended June 30, 2015 to $1.4 million, or 0.42% of average assets, for the six months ended June 30, 2016. Income from customer service fees and commissions increased $123,000, or 11.2%, income from loan sales and servicing, net, increased $19,000, or 16.4%, and gains on OREO increased $21,000, or 100.0%. These improvements were partially offset by OREO write-downs of $104,000 and a decrease in income from BOLI of $12,000, or 6.9%. Excluding the $83,000 net loss on OREO write-downs and gains, non-interest income would have increased $130,000, or 9.4%.

Non-Interest Expenses

Non-interest expense of $10.6 million for the six months ended June 30, 2016 increased $987,000, or 10.2%, compared to the same six months in 2015. The increase was primarily due to merger-related expenses of $775,000 due to the pending merger with Westfield Financial. Merger related expenses include investment banking costs associated with a fairness opinion and legal fees for the drafting of the definitive merger agreement and regulatory approvals. Excluding the merger-related expenses, non-interest expense would have increased $212,000, or 2.2%, from $9.6 million for the six months ended June 30, 2015 to $9.9 million for the six months ended June 30, 2016. During the same period, salaries and benefits increased $302,000, or 5.9%, data processing increased $69,000, or 8.2%, other non-interest expense increased $44,000, or 3.6%, and stationary, supplies and postage increased $11,000, or 8.3%. These increases were partially offset by a decrease in foreclosure and loan collection expenses of $91,000, or 35.8%, a decrease in furniture and equipment of $41,000, or 11.7%, a decrease in professional fees of $41,000, or 10.8%, a decrease in occupancy expense of $40,000, or 4.7%, and a decrease in FDIC insurance expense of $32,000, or 13.3%.

Income Taxes

The majority of the Company’s merger-related expenses are non-deductible, which had the consequence of increasing the Company's effective tax rate for the six months ended June 30, 2016 to 41.9%, compared to 25.4% for the six months ended June 30, 2015.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(Dollars in Thousands)				(Dollars in Thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Investment securities (no tax adjustment)	$385	4.26%	$376	3.97%	$773	4.23%	$753	4.00%
Tax equivalent adjustment (1)	234		243		470		486
Investment securities (tax equivalent basis)	$619	6.85%	$619	6.54%	$1,243	6.81%	$1,239	6.58%

Net interest income (no tax adjustment)	$5,509		$5,253		$10,949		$10,277
Tax equivalent adjustment (1)	234		243		470		486
Net interest income (tax equivalent basis)	$5,743		$5,496		$11,419		$10,763

Interest rate spread (no tax adjustment)		3.15%		3.17%		3.16%		3.16%
Net interest margin (no tax adjustment)		3.37%		3.37%		3.37%		3.36%
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2016, total cash and cash equivalents totaled $34.3 million, net of reserve requirements.

In addition, at June 30, 2016, the Company had the ability to borrow a total of approximately $145.5 million from the FHLB. On June 30, 2016, we had $70.5 million of such borrowings outstanding. The Company's unused borrowing capacity with the Federal Reserve Bank of Boston was approximately $71.8 million at June 30, 2016. In addition, we had the following available lines of credit to use as contingency funding sources: $4.0 million with Banker's Bank Northeast and available Fed Funds to purchase of $3.0 million.

Certificates of deposit due within one year of June 30, 2016 totaled $110.6 million, or 56.82%, of our certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management
We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC. The Company exceeded these requirements at June 30, 2016.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 are presented in the following tables:

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2016
Total Capital to Risk Weighted Assets
Company	$94,766	16.3%	$46,594	8.0%	N/A	N/A
Bank	$82,732	14.2%	$46,531	8.0%	$58,164	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$89,007	15.3%	$34,945	6.0%	N/A	N/A
Bank	$76,973	13.2%	$34,898	6.0%	$46,531	8.0%
Tier 1 Capital to Average Assets
Company	$89,007	12.8%	$27,753	4.0%	N/A	N/A
Bank	$76,973	11.1%	$27,712	4.0%	$34,639	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets
Company	$89,007	15.3%	$26,208	4.5%	N/A	N/A
Bank	$76,973	13.2%	$26,174	4.5%	$37,806	6.5%

					Minimum to be Well Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015
Total Capital to Risk Weighted Assets
Company	$93,862	16.5%	$45,560	8.0%	N/A	N/A
Bank	$83,502	14.7%	$45,458	8.0%	$56,822	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$88,222	15.5%	$34,170	6.0%	N/A	N/A
Bank	$77,862	13.7%	$34,093	6.0%	$45,458	8.0%
Tier 1 Capital to Average Assets
Company	$88,222	12.8%	$27,525	4.0%	N/A	N/A
Bank	$77,862	11.3%	$27,492	4.0%	$34,365	5.0%
Common Equity Tier 1 Capital Ratio
Company	$88,222	15.5%	$25,627	4.5%	N/A	N/A
Bank	$77,862	13.7%	$25,570	4.5%	$36,934	6.5%

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement was phased on January 1, 2016 beginning at 0.625% and will end January 1, 2019, when the full capital conservation buffer requirement will be effective. As of June 30, 2016, the Bank had a capital conservation buffer of 6.2%, which was in excess of the regulatory requirement.
The following is a reconciliation of the Company's stockholders' equity as disclosed in the consolidated balance sheet under GAAP to regulatory capital as disclosed in the table above.

	June 30, 2016	December 31, 2015
	(In Thousands)
Total equity determined under GAAP	$89,753	$89,274
Net unrealized gain on available-for-sale securities, net of tax	(24)	—
Disallowed mortgage servicing assets	—	—
Disallowed deferred tax assets	(722)	(1,052)
Tier 1 Capital	89,007	88,222
Allowable allowance for loan losses	5,742	5,615
Unrealized gain on available-for-sale equity securities, net of tax	17	25
Total regulatory capital	$94,766	$93,862

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

Pursuant to the Agreement and Plan of Merger between the Company and Westfield Financial dated April 4, 2016, the Company may not pay quarterly dividends in excess of $0.09 per share without the prior written consent of Westfield Financial.
On January 22, 2016, the Company declared a cash dividend of $0.09 per share payable on February 20, 2016.

On April 18, 2016, the Company declared a cash dividend of $0.09 per share payable on or about May 23, 2016.

On July 22, 2016, the Company declared a cash dividend of $0.09 per share payable on or about August 19, 2016.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2016	December 31, 2015
Commitments to grant loans	$17,663	$16,188
Unfunded commitments for construction loans	17,321	20,963
Unfunded commitments under lines of credit	91,393	88,342
Standby letters of credit	1,268	976

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1.3 million and $976,000 at June 30, 2016 and December 31, 2015, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. The Company’s policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2016 and December 31, 2015 was not significant.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income simulation.  The simulation uses projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2016 through June 30, 2017 under varying assumptions:

Changes in Interest Rates (Basis Points)	Percentage Change in Estimated Net Interest Income over Twelve Months
Up 500 - 24 months	(1.8)%
Up 400 - 24 months	(1.3)%
Up 300 - 12 months shock	(3.0)%
Up 200 - 12 months	(1.3)%
Up 100 - 12 months shock	(0.7)%
Base
Down 100 - 12 months	(1.7)%

As indicated in the table above, the results of a 100 basis point shock increase in interest rates is estimated to decrease net interest income over a 12-month time horizon by 0.7% . A 300 basis point shock increase in interest rates is estimated to decrease net interest income over 12-month time horizon by 3.0%. A 200 basis point increase over 12-months is estimated to decrease net interest income by 1.3%. A 400 and 500 basis point increase in market interest rates over a 24-month time horizon is estimated to decrease net interest income by 1.3% and 1.8% in the first twelve months, respectively. A 100 basis point gradual decrease over a 12-month time horizon is estimated to decrease net interest income by 1.7%.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.  Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to Our Business

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standards Update 2016-13, which will be effective for Chicopee Bancorp, Inc. and Chicopee Savings Bank for the first quarter of the fiscal year ending December 31, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Risks Related to the Merger

If the merger with Westfield Financial, Inc. ("Westfield Financial") is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits.

On April 4, 2016, we entered into an Agreement and Plan of Merger with Westfield Financial pursuant to which we will merge with and into Westfield Financial, with Westfield Financial as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the merger will be completed early in the fourth quarter of 2016. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

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

Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Westfield Financial. In addition, we have agreed to pay a termination fee of $4.0 million following the termination of the merger agreement under certain circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Westfield Financial has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2015, the Company announced that the Board of Directors authorized an Eighth Stock Repurchase Program (the “Eighth Repurchase Program”) for the purchase of up to 260,000 shares, or approximately 5% of the Company’s outstanding common stock. During the six months ended June 30, 2016, the Company did not purchase any shares of Company stock. The following table provides information regarding the Company's purchase of its equity securities during the three months ended June 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	—	$—	—	260,000
May 1-31, 2016	—	—	—	260,000
June 1-30, 2016	—	—	—	260,000
Total	—	$—	$—

The Company intends to purchase its shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and under any plan that may be deployed in accordance with Rule 10b-5(1). The repurchased shares will be held by the Company as treasury stock and will be available for general corporate purposes. Pursuant to the Agreement and Plan of Merger between the Company and Westfield Financial dated April 4, 2016, the Company may not repurchase any shares of its common stock without the prior written consent of Westfield Financial.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

2.1	Agreement and Plan of Merger dated April 4, 2016 (1)
3.1	Articles of Incorporation of Chicopee Bancorp, Inc. (2)
3.2	Bylaws of Chicopee Bancorp, Inc. (3)
4.0	Stock Certificate of Chicopee Bancorp, Inc. (2)
10.1	Form of Voting Agreement (1)
10.2	Employment Agreement between William J. Wagner and Westfield Financial, Inc. (1)
10.3	Employment Agreement between William J. Wagner and Westfield Bank (3)
10.4	Settlement Agreement by and among William J. Wagner and Westfield Financial, Inc., Westfield Bank, Chicopee Bancorp, Inc. and Chicopee Savings Bank (1)
10.5	Settlement Agreement by and among Russell J. Omer J. Wagner and Westfield Financial, Inc., Westfield Bank, Chicopee Bancorp, Inc. and Chicopee Savings Bank (1)
10.6	Settlement Agreement by and among Guida R. Sajdak and Westfield Financial, Inc., Westfield Bank, Chicopee Bancorp, Inc. and Chicopee Savings Bank (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification
101.0
The following financial information from Chicopee Bancorp Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015,  (iii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the six months ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

____________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2016.

(2)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132512), as amended, initially filed with the Securities and Exchange Commission on March 17, 2006.

(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K (File No. 000-51996) filed with the Securities and Exchange Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICOPEE BANCORP, INC.

Dated: August 8, 2016	By:	/s/ William J. Wagner
William J. Wagner
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2016		/s/ Guida R. Sajdak
	By:	Guida R. Sajdak
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)